Form 10-K
period 2006-12-31
NewStar Financial, Inc.
filed 2007-04-02
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33211

NewStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2157878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street, Suite 1600, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 848-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-acceleratedfiler ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2006, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on December 14, 2006. As of December 31, 2006, the aggregate market value of the voting stock held by non-affiliates was $668,957,277, based on the number of shares held by non-affiliates of the registrant as of December 31, 2006, and based on the reported last sale price of common stock on December 29, 2006. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 28, 2007, 36,257,847 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 15, 2007 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial condition, results of operations, and growth, as well as about the future development of our products and markets, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. They may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events and circumstances. These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks and uncertainties that are beyond our control. Important information about the bases for our assumptions and factors that may cause our actual results and other circumstances to differ materially from those described in the forward-looking statements are discussed in Item 1A. “Risk Factors” and generally throughout this report.

Item 1.	Business

Corporate History and Information

NewStar Financial, Inc. (which is referred to throughout this report as “NewStar”, “the Company”, “we” and “us”) was founded in June 2004 by a team of experienced bankers and capital markets executives. On December 14, 2006, our common stock began trading on the NASDAQ Global Market and on December 19, 2006, we completed the initial public offering of our common stock.

We are a Delaware corporation. Our principal executive office is located at 500 Boylston Street, Suite 1600, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.

Overview

We are a commercial finance company that provides customized debt financing solutions to middle-market businesses, mid-sized specialty finance companies, issuers of asset-backed, residential and commercial mortgage-backed securities, and commercial real estate borrowers. We principally focus on the direct origination of loans and other debt products that meet our risk and return parameters. Our direct origination efforts target private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to our customers’ management, enhances our due diligence, and allows significant input into our customers’ capital structure and direct negotiation of transaction pricing and terms. We employ highly experienced origination, credit and finance professionals to identify and structure our transactions. We believe that the quality of our professionals, their ability to develop creative solutions and our efficient, comprehensive credit approval process position us to be a preferred lender for mid-sized borrowers.

We operate as a single segment, and we derive revenues from three specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien and mezzanine debt for companies with annual EBITDA typically between $5 million and $50 million;

•

Structured Products, which originates, structures and underwrites senior and subordinated debt for small and mid-sized specialty finance companies with assets typically between $25 million and $250 million and invests in subordinated tranches of asset-backed and mortgage-backed securitizations; and

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million, and invests in subordinated tranches of commercial mortgage-backed securitizations.

As of December 31, 2006, our portfolio of loans and other debt products, which we refer to as our loan portfolio, consisted of 204 transactions that totaled approximately $2.1 billion of funding commitments, representing $1.7 billion of balances outstanding and $309.8 million of funds committed but undrawn. During 2006, we sourced 124 loans and other debt products totaling $1.0 billion of funding commitments. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2006, senior debt constituted 77.5% of our portfolio. We classify our portfolio as 67.7% Middle Market Corporate, 19.1% Structured Products and 13.2% Commercial Real Estate.

We manage the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), a private debt fund, which has the opportunity to invest in loans and other debt products originated or acquired by us. The NCOF has $150.0 million of committed equity from third-party institutional investors and a $400.0 million committed credit facility. As of December 31, 2006, the NCOF’s loan portfolio had total funding commitments and balances outstanding of approximately $373.3 million and $283.4 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $2.4 billion of commitments and $2.0 billion of balances outstanding as of December 31, 2006.

We specialize in providing senior debt products to mid-sized borrowers. Our loans and other debt products typically range in size from $5 million to $17.5 million. We also selectively arrange larger transactions, which we may syndicate to the NCOF and other third-parties thereby allowing us to provide more debt capital to our customers and generate fee income while limiting our exposure.

We are currently developing a managed collateralized loan obligation (“CLO”) business where we would use our origination and credit capabilities to generate pools of loans that would be funded through CLOs with the majority of equity provided by third party investors. We will act as manager and earn fees tied to assets under management. We do not expect the business to have a material impact on our financial results in 2007.

Lending Groups

Our origination and credit operations are organized into three specialized lending groups: Middle Market Corporate, Structured Products and Commercial Real Estate.

Middle Market Corporate

Our Middle Market Corporate group provides senior secured, senior subordinated, second lien and mezzanine debt to companies with annual EBITDA typically between $5 million and $50 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalization and other purposes.

We source our loans and other debt products primarily through direct origination efforts by our bankers. Our bankers establish and maintain relationships with corporate executives, private equity firms, regional banks, other non-bank “club” lenders and financial intermediaries. We also source debt products by participating with other lenders in syndicated transactions.

We target selected industries where we have significant lending and underwriting experience, including:

•	media;

•	healthcare;

•	financial services;

•	consumer, retail and restaurants;

•	business services; and

•	manufacturing and industrial.

Our loans and other debt products, which may be part of larger facilities, typically range in size from $5 million to $17.5 million. We also have the ability to arrange significantly larger transactions through our syndication capability. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however some of our loans are fixed rate.

In determining our borrowers’ ability to repay the loan, we consider several factors including the borrowers’:

•	management strength and experience;

•	market position;

•	equity sponsorship;

•	historical and projected profitability;

•	balance sheet strength and liquidity;

•	ability to withstand competitive challenges; and

•	relationships with customers and suppliers.

Borrowers are typically subject to a number of financial covenants during the term of the loan. These covenants generally specify:

•	maximum ratio of senior debt and total debt to EBITDA;

•	minimum level of EBITDA;

•	minimum fixed charge coverage;

•	minimum interest coverage; and

•	limits on capital expenditures and distributions.

As of December 31, 2006, our Middle Market Corporate loan portfolio totaled $1.4 billion in funding commitments and $1.2 billion in balances outstanding, representing 67.7% of our loan portfolio. This represented 107 transactions with an average balance outstanding of approximately $11.1 million.

Structured Products

Our Structured Products group originates, structures and underwrites senior and subordinated debt for mid-sized specialty finance companies with assets generally between $25 million and $250 million, primarily to fund asset growth, and invests in subordinated tranches of selected asset-backed securitizations.

We focus on sourcing our loans and other debt products through direct origination efforts by our bankers. Our bankers maintain and build relationships with mid-sized consumer and commercial finance companies, investment and commercial banks that provide conduit facilities and structure asset-backed transactions, monoline insurance companies and boutique financial intermediaries.

We currently provide senior and subordinated debt products, including revolving warehouse facilities, amortizing loans, term loans and debt securities secured by a variety of financial assets. We target asset classes where we have significant lending and underwriting experience, including:

•	commercial loans;

•	credit card receivables;

•	equipment-backed loans and leases;

•	residential mortgages and home equity lines of credit;
•	commercial mortgage-backed securities;

•	auto loans;

•	unsecured consumer loans; and

•	emerging asset classes, such as contractual future cash flows and commissions.

Our loans and other debt products, which may be part of larger facilities, typically range in size from $5 million to $17.5 million. We also have the ability to arrange significantly larger transactions through our syndication capability. Our loans and other debt products typically require monthly or quarterly interest payments at variable rates based on a spread to LIBOR; however, some of our loans and debt products are fixed rate.

In determining our borrowers’ ability to repay the loan, we consider several factors, including:

•	asset class;

•	priority of payment claims;

•	size of loan portfolio;

•	funding and liquidity;

•	credit quality and historical performance of assets;

•	excess spread in base and stress case scenarios;

•	history and seasoning of assets;

•	management;

•	origination credit policies and procedures;

•	loan servicing, loan portfolio management and collections, including ratings of servicer and issuer;

•	back-up servicing capabilities; and

•	tangible net worth and equity sponsorship.

As of December 31, 2006, our Structured Products loan and other debt products portfolio totaled $395.9 million in funding commitments and $333.8 million in balances outstanding, representing 19.1% of our loan portfolio. This represented 69 transactions with an average balance outstanding of approximately $4.8 million of which 65.1% are classified as other debt products.

Commercial Real Estate

Our Commercial Real Estate group originates, structures and underwrites first mortgage and senior subordinated asset-based debt primarily to finance the acquisition of real estate properties typically valued between $10 million and $50 million and invests in subordinated tranches of selected commercial mortgage-backed securitizations.

We source our commercial real estate loans and other debt products primarily through property investors, specialized commercial real estate brokers, regional banks and other financial intermediaries.

Our commercial real estate loans typically provide capital for the following purposes:

•	acquisition;

•	lease-up;

•	repositioning and build-out; and

•	refinancing and recapitalization.

We have a selective regional focus on property types where we have significant lending and underwriting experience, including:

•	office;

•	multi-family;

•	retail; and

•	industrial.

Our loans and other debt products typically range in size from $5 million to $17.5 million, although we have the ability to arrange larger transactions. Our loans and other debt products typically mature in two to five years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however some of our loans are fixed rate.

For our commercial real estate loans, we perform due diligence that includes reviewing:

•	the property’s historic and projected cash flow;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	borrower’s management.

As of December 31, 2006 our Commercial Real Estate loan portfolio totaled $295.6 million in funding commitments and $230.7 million in balances outstanding, representing 13.2% of our loan portfolio. This represented 28 transactions with an average balance outstanding of approximately $8.2 million.

Loan and Other Debt Products

First Mortgage Loans

Our first mortgage loans are provided by our Commercial Real Estate group and are secured by a mortgage bearing a first lien on the real property serving as collateral. Our first mortgage loans require borrowers to demonstrate satisfactory collateral value at closing through a third party property appraisal and typically contain provisions governing the use of property operating cash flow and disbursement of loan proceeds during the term of the loan.

As of December 31, 2006, first mortgage loans totaled $281.8 million in funding commitments and $216.9 million in balances outstanding, representing 12.4% of our loan portfolio.

Senior Secured Asset-Based

Our senior secured asset-based loans are provided by our Structured Products group, and to a lesser degree by our Middle Market Corporate group, and are secured by a first priority lien on tangible assets and have a first priority in right of payment.

Our Structured Products group typically lends to bankruptcy remote special purpose vehicles that own the assets or collateral that secure our loans, such as finance receivables, loans, leases or similar interest earning assets. These loans generally are revolving and are monitored on the basis of a formulaic borrowing base to ensure that the prescribed asset coverage exists at all times. Borrowing base advance rates are typically aligned with non-investment grade levels set by the rating agencies by asset type. The financial covenants for these loans generally require borrowers, among other things, to maintain one or more financial covenants and maximum loss / minimum excess spread levels during the term of the loan.

As of December 31, 2006, senior secured asset-based loans totaled $102.5 million in funding commitments and $56.6 million in balances outstanding, representing 3.2% of our loan portfolio.

Senior Secured Cash Flow

Our senior secured cash flow loans are provided by our Middle Market Corporate group and, to a lesser degree, by our Structured Products group. We underwrite these loans based on the cash flow, profitability and enterprise value of the borrower, with the value of any tangible assets as secondary protection. These loans are generally secured by a first-priority security interest in all or substantially all of the borrowers’ assets and, in certain transactions, the pledge of their common stock.

As of December 31, 2006, senior secured cash flow loans totaled $1.3 billion in funding commitments and $1.1 billion balances outstanding, representing 61.9% of our loan portfolio.

Senior Subordinated Asset-Based

Senior subordinated asset-based loans and other debt products are provided by our Structured Products and Commercial Real Estate groups. They are equal as to collateral and subordinate as to right of payment to other senior lenders.

Investments in asset-backed securitizations that we classify as senior subordinated represent non-investment grade and investment grade tranches of small to mid-sized securitizations. These debt products typically occupy the mid-tier tranche of the capital structure and are supported by junior capital and credit enhancements, such as further subordinated debt tranches, the borrower’s equity, excess spread and interest reserve or collections accounts.

As of December 31, 2006, our senior subordinated asset-based loans and other debt products totaled $254.9 million in funding commitments and $237.3 million in balances outstanding, representing 13.6% of our loan portfolio.

Senior Subordinated Cash Flow

Our senior subordinated cash flow loans are provided by our Middle Market Corporate group and by our Structured Products group. We underwrite these loans based on the cash flow, profitability and enterprise value of the borrower, with the value of any tangible assets, if any, as secondary protection. Senior subordinated cash flow loans are equal as to collateral and subordinate in right of payment of principal and interest to other senior lenders.

As of December 31, 2006, senior subordinated cash flow loans totaled $39.2 million in funding commitments and balances outstanding, representing 2.3% of our loan portfolio.

Subordinated

Subordinated debt products are provided by our Structured Products group and generally refer to debt products that are subordinated as to rights to collateral and right of payment to those of senior lenders.

As of December 31, 2006, subordinated debt products totaled $43.9 million in funding commitments and balances outstanding, representing 2.5% of our loan portfolio.

Second Lien and Mezzanine Loans

Our second lien and mezzanine loans are provided by our Middle Market Corporate group. Our second lien and mezzanine loans have second liens on all or substantially all of our borrowers’ assets, and in some cases, are junior in right of payment to those of senior lenders. Our mezzanine loans are cash flow based loans that do not have security interests in our borrowers’ assets and are junior in right of payment to senior secured loans. Our second lien and mezzanine loans generally possess higher yields and greater risk of loss than our senior secured cash flow loans. The financial covenants of second lien and mezzanine loans are generally less restrictive than those of senior secured loans and permit borrowers to maintain higher levels of leverage. We pursue second lien and mezzanine loans selectively. Our intercreditor agreements for these loans are highly negotiated.

As of December 31, 2006, our second lien loans totaled $71.6 million in funding commitments and $70.9 million in balances outstanding, representing 4.1% of our loan portfolio, and we had one mezzanine loan with a balance outstanding of $0.7 million.

Loan Portfolio Overview

The following tables present information regarding our loans and other debt products:

	December 31,
	2006		2005		2004
	($ in thousands)
Composition Type
First Mortgage	$216,888	12.4%	$90,997	11.9%	$21,570	19.4%
Senior Secured Asset Based	56,631	3.2	35,162	4.6	—	—
Senior Secured Cash Flow	1,082,048	61.9	438,919	57.6	66,169	59.4
Senior Subordinated Asset Based	237,312	13.6	93,261	12.2	10,500	9.4
Senior Subordinated Cash Flow	39,239	2.3	19,000	2.5	10,000	9.0
Second Lien	70,876	4.1	37,000	4.9	—	—
Subordinated	43,916	2.5	47,620	6.3	3,164	2.8
Mezzanine	719	—	—	—	—	—

Total	$1,747,629	100.0%	$761,959	100.0%	$111,403	100.0%

	December 31,
	2006	2005	2004
	($ in thousands)
Composition by Lending Group
Middle Market Corporate	$1,183,107	$502,581	$66,169
Structured Products	333,787	163,381	23,664
Commercial Real Estate	230,735	95,997	21,570

Total	$1,747,629	$761,959	$111,403

	December 31, 2006
	Percentage of Middle Market Corporate	Percentage of Loan Portfolio
Middle Market Corporate by Industry
Consumer/Retail	29.8%	20.2%
Media	17.1	11.6
Business Services	16.3	11.0
Healthcare	10.2	6.9
Building Materials	5.7	3.9
Financial Services	4.2	2.8
Industrial/Other	16.7	11.3

Total	100.0%	67.7%

	December 31, 2006
	Percentage of Structured Products	Percentage of Loan Portfolio
Structured Products by Collateral Type
Consumer Mortgage	40.1%	7.6%
Commercial, other than Mortgage	25.7	4.9
Consumer, other than Mortgage	28.2	5.4
Commercial Mortgage	5.1	1.0
Consumer Mortgage, other	0.9	0.2

Total	100.0%	19.1%

	December 31, 2006
	Percentage of Commercial Real Estate	Percentage of Loan Portfolio
Commercial Real Estate by Property Type
Office	61.1%	8.1%
Multi-Family	15.0	2.0
Industrial	11.9	1.6
Retail	8.5	1.1
Other	3.5	0.4

Total	100.0%	13.2%

The table below shows the final maturities of our loan portfolio as of December 31, 2006:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$10,648	$203,389	$2,851	$216,888
Senior secured asset-based	—	45,682	10,949	56,631
Senior secured cash flow	—	611,810	470,238	1,082,048
Senior subordinated asset-based	7,471	140,248	89,593	237,312
Senior subordinated cash flow	—	35,161	4,078	39,239
Second lien	—	70,876	—	70,876
Subordinated	21,342	12,472	10,102	43,916
Mezzanine	—	719	—	719

Total	$39,461	$1,120,357	$587,811	$1,747,629

The table below shows the amount of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2006:

	Fixed- Rate (1)	Adjustable- Rate	Total
	($ in thousands)
First mortgage	$2,851	$214,037	$216,888
Senior secured asset-based	4,882	51,749	56,631
Senior secured cash flow	—	1,082,048	1,082,048
Senior subordinated asset-based	38,230	199,082	237,312
Senior subordinated cash flow	10,300	28,939	39,239
Second lien	—	70,876	70,876
Subordinated	43,916	—	43,916
Mezzanine	719	—	719

Total	$100,898	$1,646,731	$1,747,629

(1)	As of December 31, 2006, we had purchased interest-rate protection products in the notional amount of $50.4 million against the $100.9 million of fixed-rate loans and other debt products outstanding.

Operations

We utilize an integrated, team-based approach to origination, underwriting and monitoring that we believe effectively balances our desire to grow our loan portfolio with our commitment to maintaining rigorous credit standards. We have developed processes to allow us to quickly and efficiently assess the attractiveness of potential transactions, so as to maximize the productivity of our origination and credit professionals and provide timely feedback and turnaround to prospective customers. We believe the involvement of senior management and credit personnel from the early stages of our credit approval process and the continued involvement of our bankers throughout the due diligence and underwriting processes help reduce our credit risk while delivering superior service to our customers.

The chart below summarizes the degree and areas of active involvement of our senior management and other employees in key operational activities involved in the origination, underwriting, and servicing and monitoring of transactions.

Target Marketing

Our target marketing process identifies the particular markets and opportunities that we expect our bankers to target. The professionals involved in this process generally include our Chief Executive Officer, Chief Investment Officer, Chief Credit Officers, head of asset management, bankers and our skilled portfolio managers. Our target marketing incorporates the following factors:

•	sectors and trends in markets focused on by private equity customers;

•	emerging trends in our loan portfolio;

•	types of opportunities identified by our bankers;

•	our loan portfolio concentration by industry;

•	rating agency views on particular industries, lending group and product;

•	funding considerations; and

•	general economic conditions.

Marketing and Pre-Screening

Our marketing strategy is implemented primarily by our bankers and other origination professionals. Our bankers focus on enhancing awareness of our products and services and generating deal flow from our existing customers and transaction sources. Our marketing and pre-screening activities include:

•

establishment and strengthening of relationships with target transaction sources—private equity firms, company executives, other financial intermediaries and financial institutions—in order to position us as the preferred source of financing for middle market borrowers; and

•

traditional marketing and brand development activities, including selective advertising in trade publications within our target industries and markets, participation in regional and national conferences, and targeted direct mail efforts.

After identifying a potential transaction, our credit-trained bankers gather information about the potential transaction, begin to formulate and discuss potential deal structure and terms with counterparties, and assess whether the transaction is likely to meet our credit, risk and return parameters. If a potential transaction passes a banker’s pre-screen, the banker enters general information regarding the potential transaction into our pipeline database and assembles a preliminary deal team. The preliminary deal team typically consists of a managing director or director, a vice president and an associate/analyst.

Preliminary Credit Review, Structuring and Due Diligence

The preliminary deal team presents each potential transaction to the Preliminary Credit Review Committee by preparing an initial memorandum regarding the transaction. The initial memorandum includes the following topics:

•	transaction summary;

•	management assessment;

•	historical financial summary;

•	summary financial projections;

•	company overview;

•	profitability analysis;

•	loan portfolio impact;

•	use of proceeds;

•	transaction strengths;

•	key issues and risks;

•	due diligence completed;

•	syndication considerations, if any; and

•	expected timing.

The profitability analysis is a key element in the evaluation of every potential transaction. The analysis principally involves calculation of the expected levered, risk-adjusted return, or the expected return, of each transaction and comparison to our minimum required rate of return for that type of debt product. The profitability analysis incorporates the net interest and non-interest income generated by the asset, in addition to our anticipated funding costs and expected loss.

The initial memorandum is circulated to the appropriate business line management and executive management, enabling each professional to comment and provide input to a potential transaction. Preliminary Credit Review meetings typically are attended by our Chief Credit Officer, the portfolio manager (appointed by the Chief Credit Officer) and head of asset management in addition to the deal team. The Chief Executive Officer and/or the Chief Investment Officer may also attend the meeting. The deal team, which will then include the portfolio manager, may submit a term sheet to the customer and begin the formal due diligence process.

Structuring

The structuring process involves the deal team negotiating key terms of a transaction with a customer and conducting due diligence. During this stage, the deal team begins to address the issues raised at the Preliminary Credit Review while also negotiating pricing and covenants in the context of the customer’s needs. If these issues are addressed to the satisfaction of the deal team, the transaction is presented for credit approval.

Credit Approval

Once a term sheet is executed by a customer, the deal team conducts comprehensive due diligence covering key aspects of the transaction and prepares a Credit Proposal Memorandum. The Credit Proposal Memorandum typically includes due diligence findings and relevant credit and business analyses and recommendations. In addition, the Credit Proposal Memorandum includes a formal internal risk rating of the transaction.

After reviewing the Credit Proposal Memorandum, our Chief Credit Officer and head of asset management who comprise the Underwriting Committee, meet with the deal team to review the proposed transaction. The Underwriting Committee then decides whether to recommend the transaction for final approval to our Chief Executive Officer and Chief Investment Officer or their designees who comprise the Investment Committee. In some instances, multiple Underwriting Committee meetings may take place before a transaction proceeds to the Investment Committee. Final approval of the Investment Committee is required for us to commit to a transaction. In some cases, to accommodate the timing needs of a transaction, the Investment Committee may occur simultaneously with the Underwriting Committee.

In addition, we also have created programs to invest in specific types of liquid asset-backed securities. For these transactions, the Chief Credit Officer of Structured Products and Head of the Structured Products group may approve a transaction within limits pre-approved, after which they forward a Credit Proposal Memorandum to the Investment Committee documenting compliance with our credit policies.

In instances where a transaction exceeds our internally imposed commitment and concentration limits, the deal team works with our sales and trading professionals to develop a syndication and/or sales strategy for the portion of a transaction that exceeds our limits. The deal team generally determines the level of interest by third parties prior to presenting the transaction to the Investment Committee.

Documentation

Following the Preliminary Credit Review, the banker begins working with counsel. We generally use outside law firms with whom our professionals have long-standing relationships, in most instances based upon the relevant lending group, industry or product expertise. The portfolio manager assigned to the transaction generally oversees the documentation process, supported by the deal team and signs off on conformance with the terms of credit approval. We attempt to standardize loan documentation wherever possible.

Funding and Closing

To ensure we understand expected future funding needs, our operation group meets frequently with the lending groups to review our pipeline databases and prepare a cash forecast report. As a part of our funding process, a transaction file, which contains appropriate approvals, a credit memorandum, a funding memorandum, executed transaction documents as well as all other documents required by our credit facilities or term securitization is submitted to the operations group.

Monitoring and Servicing

Portfolio managers generally lead our monitoring activities. Their work centers on monitoring potential leading indicators, monitoring covenant compliance, reviewing performance versus plan and related variance analysis, forecasting expected financial performance, reaffirming or recommending a change to the internal risk rating of a transaction and if possible formulating a “buy more”, “hold” or “sell” view on a transaction. To achieve this, the portfolio manager is expected to maintain regular, on-going communication with the customer and other lenders in a transaction, if any.

Our credit monitoring process includes the following activities:

Daily:	Customer delinquency reports are circulated to the Chief Investment Officer, the Chief Credit Officers and the portfolio managers;

Monthly:	Depending on the type of customer or transaction, review of monthly financial statements of our corporate customers, lease-up and sale progress reports for our real estate-related transactions, and trust reports for our securitization-related transactions; and

Quarterly:	Formal review of every seasoned transaction, including customer and transaction performance relative to expectations, covenant compliance and internal risk ratings.

These activities and processes are intended to provide our senior management and credit personnel with timely insight into emerging credit quality trends and issues in our loan portfolio.

In addition to monitoring, our servicing activities include agency services, funding and closing, loan and other debt products administration, accounting, treasury management and loan portfolio compliance.

Competition

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies, including business development companies and real estate investment trusts;

•	private investment funds and hedge funds;

•	national and regional banks;

•	investment banks; and

•	insurance companies.

The markets in which we operate are highly fragmented. We compete based on the following factors, which vary by industry, asset class and property types:

•	interest rates and other pricing and/or loan or other debt product terms;

•	the quality of our people and their relationships;

•	our knowledge of our customers’ industries and business needs;

•	the flexibility of our product offering;

•	the responsiveness of our process; and

•	our focus on customer service.

Regulation

Some aspects of our operations are subject to supervision and regulation by state and federal governmental authorities and may be subject to various laws and regulations imposing various requirements and restrictions, which, among other things:

•	regulate credit granting activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our customers;

•	govern secured transactions;

•	require specified information disclosures to our customers;

•	set collection, foreclosure, repossession and claims handling customer procedures and other trade practices;

•	regulate our customers’ insurance coverage;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of information related to a customer’s credit experience.

Many of our competitors are subject to more extensive supervision and regulation. If we were to become subject to similar supervision or regulation in the future, it could impact our ability to conduct our business.

Employees

As of December 31, 2006, we employed 101 people. Our origination group has 50 employees, including 33 bankers who are either managing directors, directors or vice presidents, and 17 associates and analysts. Twenty-six of these employees are in our credit organization, including 13 managing directors. Additionally, 25 employees are involved in administrative roles. We believe we have good relations with all of our employees.

Available Information

NewStar files Annual, Quarterly and Current Reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available at www.newstarfin.com shortly after such material is electronically filed with or furnished to the SEC. In addition, NewStar’s codes of business conduct and ethics as well as the various charters governing the actions of certain of NewStar’s Committees of its Board of Directors, including its Audit Committee, Compensation Committee and its Nominating and Governance Committee, are available at www.newstarfin.com. References to our website are not intended to incorporate information on our website into this Annual Report by reference.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written requests should be directed to Investor Relations, NewStar Financial, Inc., 500 Boylston St., Suite 1600, Boston, Massachusetts 02116.

Item 1A.	Risk Factors

The following are important risks and uncertainties we have identified that could materially affect our future results. You should consider them carefully when evaluating forward-looking statements contained in this Annual Report and otherwise made by us or on our behalf because these contingencies could cause actual results and circumstances to differ materially from those projected in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. If any of those contingencies actually occurs, our business, financial condition and results of operations could be negatively impacted and the trading price of our common stock could decline.

Risks Related to Our Business

We have been in operation since June 2004, which may not serve as an adequate time frame to evaluate our business, results of operations and prospects and may increase the risk of your investment.

Because of our limited operating history, our historical results of operations may not provide a meaningful basis for evaluating our business, results of operations and prospects. You should evaluate our business, results of operations and prospects in light of the risks and difficulties we may encounter as an early-stage company in a highly competitive industry, including our potential inability to:

•	successfully compete for transaction opportunities;

•	raise debt and equity capital on attractive terms;

•	continue to grow and manage our growth effectively;

•	accurately forecast the level of credit losses that we may experience in our loan portfolio;

•	successfully hire and retain key personnel; or

•	effectively manage our business.

We may not be able to successfully address these risks and difficulties, which could adversely affect our business, results of operations and prospects.

We have incurred losses in the past as a start up company and have not yet achieved profitability.

For the years ended December 31, 2006 and 2005 and for the period from June 18, 2004 (inception) through December 31, 2004, we recorded net losses of $27.2 million, $5.9 million and $5.5 million, respectively. The loss for 2006 is primarily due to a non-cash compensation charge of $39.1 million in connection with restricted stock grants made since our inception, including equity awards made in connection with the initial public offering. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could decline.

If we fail to effectively manage our growth, our results of operations could be adversely affected.

We have expanded our business and operations rapidly since our inception in June 2004. As of December 31, 2006, we had 101 employees and six offices, and we expect to hire a significant number of additional employees and open additional offices in the near future. From our inception to December 31, 2006, our loan portfolio has grown to $1.7 billion, representing 204 transactions. This growth has placed, and may continue to place, significant demands on our origination, credit, and loan management systems and resources. The expansion of our operations has also placed significant demands on our management, operational and financial resources. To manage our anticipated growth successfully, we must continue to refine and expand our origination and marketing capabilities, credit review processes, management procedures, access to financing sources and technology resources, as well as continue to hire, train, supervise and manage new employees. If we are unable to manage our growth effectively, our business, results of operations and prospects could be adversely affected.

We are in a highly competitive business and may not be able to compete effectively.

The commercial lending industry is highly competitive and includes a number of competitors who provide similar types of loans and other debt products to our target customers. Our principal competitors include a variety of:

•	specialty and commercial finance companies, including business development companies and real estate investment trusts;

•	private investment funds and hedge funds;

•	national and regional banks;

•	investment banks; and

•	insurance companies.

Some of our competitors offer a broader range of financial, lending and banking services than we do and can leverage their existing customer relationships to offer and sell services that compete directly with our products and services. In addition, some of our competitors have greater financial, technical, marketing, origination and other resources than we do. They may also have greater access to capital than we do and at a lower cost than is available to us. For example, if national and regional banks or other large competitors seek to expand within or enter our target markets, they may provide loans and other debt products at lower interest rates to gain market share, which could force us to lower our rates and result in decreased returns. As a result of competition, we may not be able to attract new customers, retain existing customers or sustain the rate of growth that we have experienced to date, and our ability to expand our loan portfolio and grow future revenue may decline. If our existing customers choose to use competing sources of credit to refinance their debt, our loan portfolio could be adversely affected.

We are subject to regulation and any changes in such regulations could affect our business and our profitability.

We are subject to federal, state and local laws and regulations that govern non-depository commercial lenders and businesses generally. Any changes in such laws or regulations could affect our business and profitability. In addition, if we expand our business into areas or jurisdictions that are subject to, or have adopted, more stringent laws and regulations than those that are currently applicable to us and our business, we may have to incur significant additional expense or restrict our operations in order to comply, which could adversely impact our business, results of operations or prospects.

Risks Related to Our Loan Portfolio and Lending Activities

We may experience charge offs on our loans, which may exceed our allowance for credit losses and could negatively impact our net income and assets and harm our results of operations. We may also experience non-accruals or delinquencies on our loans. We recently had one delinquency and, in the future, may experience additional delinquencies or suffer charge offs on our loans and an increase in the number of loans placed on non-accrual status.

A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. If these charge offs exceed our allowance for credit losses, our results of operations could be adversely affected. Delinquent loans are 31 days or more past due. Non-accrual loans are either 90 days or more past due or loans for which management believes that there is reasonable doubt as to collectibility in the normal course of business. We view delinquent and non-accrual loans as a normal and anticipated aspect of our business. As of December 31, 2006, one of our loans with an outstanding balance of $8.4 million was delinquent and none of our loans were on non-accrual status.

As of December 31, 2006, we had an allowance for credit losses of $20.6 million, with no specific reserves or charge offs for any loan. The allowance for credit losses does not include a reserve for impairments on our debt products. Since we have not yet recorded any charge offs related to our loans, our allowance for credit losses policy was developed independent of the historical performance of our loans. Management periodically reviews the appropriateness of our allowance for credit losses. However, the lack of historical data of our loans makes it difficult to judge the expected credit performance of our loans. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may be inaccurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

Like other commercial finance companies, we have experienced, and will continue to experience, missed and late payments, and we will experience failures by customers to comply with operational and financial covenants in their agreements. Any of these events may be an indication that our risk of credit loss or charge off with respect to a particular loan has materially increased. In addition, loans that have been outstanding for a longer period of time typically have higher default rates due to normal seasoning. We anticipate that the rate of payment defaults and charge offs on our loan portfolio will increase over time to more accurately reflect the expected default rates for small- and medium-sized companies. In addition, we anticipate that the number of delinquent and non-accrual loans and charge offs will increase as our loan portfolio expands and seasons over time.

We may experience impairments on our other debt products that could adversely impact our net income and assets and harm our results of operations. In December 2006, we reported impariments on two debt products in our consumer mortgage portfolio and, in the future, may experience additional impairments on our debt investments.

We review the fair value of our other debt products quarterly. The fair value of our investments in debt products, which include among others residential mortgage-backed securities (“RMBS”), are based on independent third-party quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, we estimate fair value using various valuation methodologies, including cash flow analysis and internally generated financial models that incorporate significant assumptions and judgments, as well as qualitative factors.

Even if the general accuracy of our valuation models are validated, there are no assurances that our valuations are accurate because of the high number of variables that affect cash flows associated with these complex cash flow structures, which differ on each securitization. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the investments, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of these assets.

A debt product is considered impaired when the fair value of the debt product declines below its amortized cost. The cost basis of the investment is then written down to fair value. If management determines the impairment to be temporary, it is recorded in other comprehensive income, a component of stockholders’ equity. If management determines the impairment to be permanent, it is recorded as an offset to other income on our statements of operations. From time to time we may become aware of cash flow or credit issues with respect to our other debt products and these other debt products are then monitored by management to determine if a write-down is appropriate.

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. As of December 31, 2006, we had two debt products in our consumer mortgage portfolio with a combined fair value of $6.2 million that were deemed to be other-than-temporarily impaired. As a result, in December 2006, we recorded an impairment charge, or write-down, in other income of $0.6 million related to these debt products. Our allowance for credit losses does not cover these write-downs as we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

We became aware of a potential credit issue with one of our debt products in our Commercial, other than Mortgage portfolio. We are currently in communication with the underwriter and other lenders in the transaction to develop a course of action and determine the range of possible outcomes. At this time we are unable to determine the amount or probability of any potential credit impairment. At December 31, 2006 our outstanding balance related to this debt product was approximately $10.4 million.

Since December 31, 2006, conditions in the consumer mortgage and related RMBS markets have deteriorated severely due, in part, to unexpected increases in delinquency and default rates of certain types of residential mortgage and home equity loan collateral underlying mortgage backed securities. The factors driving the speed and severity of the deterioration in the consumer mortgage loan market are complex. The credit performance of mortgage loans underlying these investment securities has been negatively impacted by a combination of declining home prices, rising interest rates, rate resets on adjustable rate loans, and the rapid change in mortgage product characteristics accompanied by a widespread loosening of underwriting standards by mortgage loan originators. The extent to which the current difficulties will migrate to other segments of the RMBS market remains unclear. There is a limited history with respect to the performance of certain segments of the mortgage backed securities markets over economic cycles. As a result, there is a high degree of uncertainty in the market as to the future credit performance of mortgage and home equity loans, particularly with respect to more recent vintages of collateral.

Through our Structured Product group, we invest in RMBS and are exposed to changes in the credit performance of the mortgage loans underlying these investment securities. The performance of our investment securities may be negatively impacted by among other things the timing of losses, higher than expected levels of credit losses or prepayment speeds on the underlying mortgages or home equity loans, depending on the specific structure of each securitization. Most of our investments are in classes of securities which are not actively traded in secondary markets or have lower levels of liquidity. The fair value of securities and other investments that have such liquidity characteristics may not be readily ascertained. This situation may be further exacerbated by current market conditions.

Our exposure to the residential mortgage market at December 31, 2006 was composed principally of investments in various types of RMBS, which includes first and second mortgages, with an aggregate outstanding balance of $136.7 million and an aggregate fair value of $133.4 million. Approximately 45% of our investments in RMBS have at least one investment grade rating from a nationally recognized rating agency. We define investment grade as Standard & Poor’s BBB- or better, Fitch BBB- or better or Moody’s Baa3 or better.

We continue to monitor developments in the RMBS market and analyze the credit performance of the assets that underlie our investments as part of our normal business operations.

We may experience near-term volatility in our financial performance due to the relatively small number of loans and other debt products in our loan portfolio.

Because of our limited operating history, our loan portfolio currently consists of a relatively small number of loans and other debt products. As of December 31, 2006 and December 31, 2005, we had 204 and 96 transactions, respectively. Our 10 largest transactions collectively accounted for 10.3% and 21.2% respectively, of the outstanding balance of our loan portfolio. Accordingly, a charge off or impairment relating to one or more of these large loans or other debt products could have a negative impact on our financial condition and results of operations.

We make loans primarily to privately owned small and medium-sized companies, which may present a greater risk of loss than loans to larger companies.

Our loan portfolio consists primarily of loans to small and medium-sized, privately owned companies. Compared to larger, publicly-traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of customers entail higher risks than loans made to companies who have larger businesses, greater financial resources or are otherwise able to access traditional credit sources.

Numerous factors may affect a customer’s ability to make scheduled payments on its loan, including the failure to meet its business plan or a downturn in its industry or in the economy in general. In part because of their smaller size, our customers may:

•	experience significant variations in results of operations;

•	have narrower product lines and smaller market shares than their larger competitors;

•	be particularly vulnerable to changes in customer preferences and market conditions;

•	be reliant on high growth rates that may not be achieved;

•	be more dependent on one or a limited number of major customers, the loss of which could materially impair their business, financial condition and ability to make loan payments;

•	face intense competition, including from companies with greater financial, technical, managerial and marketing resources;

•

depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the customer’s financial condition and ability to make loan payments; or

•	have fewer skilled or experienced management personnel than larger companies.

Any of these factors could impair a customer’s cash flow or result in other adverse events, such as bankruptcy, which could limit a customer’s ability to make scheduled payments on our loans, and may lead to losses in our loan portfolio and a decrease in our net interest income, net income and book value.

A customer’s fraud could cause us to suffer losses on our loan portfolio.

A customer could defraud us by, among other things:

•	misrepresenting their financial performance or business prospects;

•	failing to accurately report their financial position;

•	overstating or falsifying records showing their asset values;

•	failing to notify us of their failure to comply with loan covenants;

•	misstating or falsifying required reports; or

•	providing inaccurate reporting of other financial information.

The failure of a customer to accurately report its financial position, compliance with loan covenants or eligibility for additional borrowings could result in our providing loans or other debt products that do not meet our underwriting criteria, defaults in loan payments, the loss of some or all of the principal of a particular loan or loans, including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information. This risk is heightened for us because most of our customers do not publicly report their financial condition or results of operations.

Our concentration of loans and other debt products within a particular industry could impair our financial condition or results of operations if the industry or region were to experience economic difficulties.

We target specific industries, such as media, consumer/retail, healthcare, financial services, commercial real estate and consumer mortgage, in which our origination and credit personnel have experience and expertise. For example, at December 31, 2006, 20.2% and 11.6% of our loan portfolio consisted of customers in the consumer/retail and media industries, respectively. If our customers in the industries in which our loan portfolio is or becomes concentrated suffer due to adverse business conditions or economic slowdowns or downturns, the rate of payment delays or defaults and loan charge offs may increase and may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2006, balloon transactions represented 35.6% and bullet transactions represented 26.1% of the outstanding balance of our loan portfolio. A balloon transaction is a transaction with a series of scheduled payment installments calculated to amortize the principal balance of the transaction so that upon maturity of the transaction more than 30%, but less than 100%, of the loan or other debt product balance remains unpaid and must be satisfied. A bullet loan or other debt product is a transaction with no scheduled payments of principal before the maturity date of the loan or other debt product, at which time the entire unpaid balance of the loan or other debt product is due. Most of our revolving loans and other debt products and some of our term loans are bullet transactions.

Balloon and bullet loans and other debt products involve a greater degree of risk than other types of transactions because they require the borrower to make a large final payment upon the maturity of the loan or other debt product. The ability of our customers to make this final payment upon the maturity of the loan or other debt product typically depends upon their ability either to refinance the loan or other debt product prior to maturity or to generate sufficient cash flow to repay the loan or other debt product prior to maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan or other debt product at maturity and we could lose all or most of the principal of our loan or other debt product. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans or other debt products on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2006, cash flow transactions comprised $1.2 billion, or 70.8%, of the outstanding balance of our loan portfolio. As of December 31, 2005, cash flow transactions comprised $542.5 million, or 71.2%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed accepted traditional bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. The risks inherent in cash flow lending include, among other things:

•

reduced use of or demand for the customer’s products or services and, thus, reduced cash flow of the customer to service the loan and other debt product as well as reduced value of the customer as a going concern;

•	inability of the customer to manage working capital, which could result in lower cash flow;

•	inaccurate or fraudulent reporting of our customer’s positions or financial statements;

•	economic downturns, political events, regulatory changes, litigation or acts of terrorism that affect the customer’s business, financial condition and prospects; and

•	our customer’s poor management of their business.

Additionally, many of our customers use the proceeds of our cash flow transactions to make acquisitions. Poorly executed or poorly conceived acquisitions can tax management, systems and the operations of the existing business, causing a decline in both the customer’s cash flow and the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over control of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the customer available to service the loan or other debt product, as well as reduce the value of the customer as a going concern.

We provide second lien, subordinated and mezzanine loans and other debt products, which may present higher risk of loss than our senior loans and other debt products.

We provide second lien, subordinated and mezzanine loans and other debt products. Our second lien loans are junior as to collateral and, in some cases, right of payment to obligations to customers’ senior secured lenders. Our subordinated debt products have payment terms that are in excess of or residual to the rights of senior lenders. Our mezzanine loans are junior as to collateral and right of payment to customers’ other indebtedness and often have no collateral rights. Collectively, second lien, subordinated and mezzanine loans and other debt products comprised 6.6% and 11.1%, respectively, of the outstanding balance of our loan portfolio as of December 31, 2006 and December 31, 2005. Depending on market conditions, we may increase the amount of second lien, subordinated and mezzanine loans and other debt products that we provide, and these types of assets may increase as a percentage of our loan portfolio.

As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien, subordinated or mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated or mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated or mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated or mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us.

If interest rates rise, demand for our loans or other debt products may decrease and some of our existing customers may be unable to service interest on their loans or other debt products.

Most of our loans and other debt products bear interest at floating interest rates. To the extent interest rates increase, monthly interest obligations owed by our customers to us will also increase. Demand for our loans or other debt products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet transaction, resulting in payment defaults and loan impairments. Conversely if interest rates decline, our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues.

Errors by, or dishonesty of, our employees in making credit decisions or in our loan and other debt product servicing activities could result in credit losses and harm our reputation.

We rely heavily on the performance and integrity of our employees in making our initial credit decisions with respect to our loans and other debt products and in servicing our loans and other debt products after they have closed. Because there is generally little or no publicly available information about our customers, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our customers could cause us to originate loans or fund subsequent advances that we would not otherwise originate or fund, which could result in loan losses. Losses could also arise if any of our employees were dishonest, particularly if they colluded with a customer to misrepresent the creditworthiness of a prospective customer or to provide inaccurate reports regarding the customer’s compliance with the covenants in its loan or other debt products agreement. If, based on an employee’s dishonesty, we made a loan or other debt product to a customer that was not creditworthy or failed to exercise our rights under a loan or other debt product agreement against a customer that was not in compliance with covenants in the agreement, we could lose some or all of the principal of the loan or other debt product. Fraud or dishonesty on the part of our employees could also damage our reputation which could harm our competitive position and adversely affect our business.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We are not the sole lender or agent for most of our loans or other debt products. Consequently, we do not have absolute control over how these loans or other debt products are administered or have control over those loans. When we are not the sole lender or agent, we may be required to seek approvals from other lenders before we take actions to enforce our rights.

A majority of our loan portfolio consists of loans and other debt products in which we are neither the sole lender, the agent for the lending group that receives payments under the loan or other debt product nor the agent that controls the underlying collateral. For these loans and other debt products, we may not have direct access to the customer and, as a result, may not receive the same financial or operational information as we receive for loans or other debt products for which we are the agent. This may make it more difficult for us to track or rate these loans or other debt products. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan or other debt product without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans or other debt products may choose not to take the same actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan that we would have taken had we been the agent for the loan or other debt product.

Our commitments to lend additional sums to customers may exceed our resources available to fund these commitments.

Our contractual commitments to lend additional sums to our customers may exceed our resources available to fund these commitments. Some of our funding sources are only available to fund a portion of a loan and other funding sources may not be immediately available. Our customers’ ability to borrow these funds may be restricted until they are able to demonstrate, among other things, that they have sufficient collateral to secure the requested additional borrowings or that the borrowing conforms to specific uses or meets certain conditions. We may have miscalculated the likelihood that our customers will request additional borrowings in excess of our readily available funds. If our calculations prove incorrect, we will not have the funds to make these loan advances without obtaining additional financing. Our failure to satisfy our full contractual funding commitment to one or more of our customers could create breach of contract or other liabilities for us and damage our reputation in the marketplace, which could then adversely affect our financial condition and results of operations.

Because there is no active trading market for most of the loans and other debt products in our loan portfolio, we might not be able to sell them at a favorable price or at all. The lack of active secondary markets for some of our investments, such as our consumer mortgage investments, may also create uncertainty as to the value of these investments.

We may seek to dispose of one or more of our loans and other debt products to obtain liquidity or to reduce or limit potential losses with respect to non-performing assets. There is no established trading market for most of our loans and other debt products. In addition, the fair value of other debt products that have lower levels of liquidity or are not publicly-traded may not be readily determinable and may fluctuate significantly on a monthly, quarterly and annual basis. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that we ultimately attain for these debt products or would be able to attain if we have to sell our other debt products. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal. In addition, given the limited trading market for our loans and other debt products and the uncertainty as to their fair value at any point in time, if we seek to sell a loan or other debt product to obtain liquidity or reduce or limit losses, we may not be able to do so at a favorable price or at all.

We selectively underwrite transactions that we may be unable to syndicate.

On a selective basis, we commit to underwrite transactions that are significantly larger than our internal hold targets and we then seek to syndicate any amounts in excess of our target. As part of the syndication process to the NCOF, we must hold the targeted loans for at least 31 days. After 31 days the NCOF may reject the loan should credit deteriorate. If we are unable to syndicate these commitments, we may have to sell the additional exposure on unfavorable terms, which could adversely affect our financial condition or results of operations. In addition, if we must hold a larger portion of a transaction than we would like, we may not be able to complete other transactions and our loan portfolio may become more concentrated, which could affect our business, financial condition and results of operations.

Risks Related to Our Funding and Leverage

Our ability to grow our business depends on our ability to obtain external financing. If our lenders terminate any of our credit facilities or if we default on our credit facilities, we may not be able to continue to fund our business.

We require a substantial amount of cash to provide new loans and other debt products and to fund our obligations to existing customers. In the past, we have obtained the cash required for our operations through the issuance of equity interests and by borrowing money through credit facilities, term debt securitizations and repurchase agreements. We may not be able to continue to access these or other sources of funds.

As of December 31, 2006, we had four credit facilities subject to annual renewals, with aggregate commitments of $875.0 million and maturities ranging from 2007 to 2011. Substantially all of our non-securitized loans and other debt products are held in these facilities. Our credit facilities contain customary representations and warranties, covenants, conditions, events of default and termination events that if breached, not satisfied or triggered, could result in termination of the facility. Further, if our lenders do not renew a facility on the required annual renewal date, our ability to make new borrowings under that facility would terminate. Further, all cash flow generated by our loans and other debt products subject to that facility would go to pay down our borrowings thereunder rather than to us. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders could liquidate or sell all of our loans and other debt products held in that facility. Also, if we trigger a default or there is a termination event under one facility and that default or termination results in a payment default or in the acceleration of that facility’s debt, it may trigger a default or termination event under our other facilities that have cross acceleration or payment cross default provisions. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our undrawn commitment balances, originate new loans or other debt products or continue to fund our operations. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

The terms of the repurchase agreements we use to obtain short-term financing could adversely affect our liquidity position if the value of the underlying loans were to fall.

As of December 31, 2006, we had approximately $34.5 million of borrowings outstanding under 15 repurchase agreements. Repurchase agreements are short-term financings in which we sell debt products to a third party and have an obligation to repurchase the debt product on a future date. At December 31, 2006, the maturities of these agreements ranged from one to three months, and the counterparty had no obligation to renew these agreements upon expiration. These repurchase agreements provide that the counterparty may mark the debt products down to fair market value, as determined by the counterparty, at any time. If the value of the underlying asset were to fall, the counterparty may refuse to renew the agreement, require us to provide additional collateral to satisfy a margin call or to repurchase the underlying debt product at the original, higher value. If these agreements were not renewed for any reason or we were required to satisfy a margin call or repurchase the underlying debt products, our liquidity position could be adversely affected.

Our lenders and noteholders could terminate us as servicer of our loans, which would adversely affect our ability to manage our loan portfolio and reduce our net interest income.

Upon the occurrence of specified default events, our lenders under our credit facilities and the holders of the notes issued in our term debt securitizations may elect to terminate us as servicer of the loans and other debt products under the applicable facility and appoint a successor servicer. These default events include, but are not limited to, the loss of any four named members of our senior management, including our Chief Executive Officer and Chief Investment Officer. We do not maintain key man life insurance on any of our senior management nor have we taken any other precautions to offset the financial loss we could incur as a result of any of their departures.

If we are terminated as servicer, we will no longer receive our servicing fee. In addition, because any successor servicer may not be able to service our loan portfolio according to our standards, any transfer of servicing to a successor servicer could result in reduced or delayed collections, delays in processing payments and information regarding the loans and other debt products and a failure to meet all of the servicing procedures required by the applicable servicing agreement. Consequently, the performance of our loans and other debt products could be adversely affected and our income generated from those loans and other debt products significantly reduced.

Our liquidity position could be adversely affected if we were unable to complete additional term debt securitizations in the future.

We have completed two term debt securitizations to fund our loans and other debt products, both of which we accounted for on our balance sheet, through which we issued $799.6 million of notes. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to BB by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Ba2 by Moody’s Investors Service, Inc., depending on the class of notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our goal in completing these transactions was to raise additional capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loan portfolio.

We intend to complete additional term debt securitizations in the future. Several factors will affect demand for, and our ability to complete, additional term debt securitizations, including:

•	disruptions in the capital markets generally, and the asset-backed securities market in particular;

•

disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt securitizations;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the issued securities attractive to investors; and

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt securitizations.

If we are unable to complete additional term debt securitizations, our ability to obtain the capital needed for us to continue to operate and grow our business would be adversely affected. In addition, our credit facilities are only intended to provide short-term financing for our transactions. If we are unable to finance our transactions over the longer term through our term debt securitizations, our credit facilities may not be renewed. Moreover, our credit facilities typically carry a higher interest rate than our term debt securitizations. Accordingly, our inability to complete additional term debt securitizations in the future could have a material adverse effect on our financial conditions and result of operations.

The cash flows we receive from the interests we retain in our term debt securitizations could be delayed or reduced due to the requirements of the term debt securitization.

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $75.4 million in principal amount, issued in each of our two term debt securitizations that we have completed through December 31, 2006. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $10.7 million and $1.8 million for the years ended December 31, 2006 and 2005, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

Several factors may influence the timing and amount of the cash flows we receive from loans and other debt products included in our term debt securitizations, including:

•

if any loan or other debt product included in a term debt securitization becomes 60 days or more delinquent or is charged off, all funds, after paying expenses and interest to the senior notes, go to a reserve account which then pays down an amount of senior notes equal to the amount of the delinquent loan or other debt product. Except for specified management fees, we will not receive any distributions from funds during this period; and

•

if other specified events occur to the trusts, for example a ratings downgrade or failure to receive ratings confirmation on a trust’s rated notes at the end of the ramp up period or the failure to comply with coverage ratios, our cash flows would be used to reduce the outstanding balance of the senior notes and would not be available to us until the full principal balance of the senior notes has been repaid.

We have obtained a significant portion of our debt financing through a limited number of financial institutions. This concentration of funding sources exposes us to funding risks.

We have obtained our credit facility financing from a limited number of financial institutions.

Our reliance on the underwriters of our debt financing and their affiliates for a significant amount of our funding exposes us to funding risks. If these participating lenders determined to terminate our $875.0 million in credit facilities, we would need to establish new lending relationships to satisfy our funding needs.

Risks Related to Our Operations and Financial Results

Our quarterly net interest income and results of operations are difficult to forecast and may fluctuate substantially.

Our quarterly net interest income and results of operations are difficult to forecast. We may experience substantial fluctuations in net interest income and results of operations from quarter to quarter. You should not rely on our results of operations in any prior reporting period to be indicative of our performance in future reporting periods. Many different factors could cause our results of operations to vary from quarter to quarter, including:

•	the success of our origination activities;

•	pre-payments on our loan portfolio;

•	credit losses and default rates;

•	our ability to enter into financing arrangements;

•	competition;

•	seasonal fluctuations in our business, including the timing of transactions;

•	costs of compliance with regulatory requirements;

•	private equity activity;

•	the timing of any future acquisitions;

•	personnel changes;

•	changes in prevailing interest rates;

•	general changes to the U.S. and global economies; and

•	political conditions or events.

We base our current and future operating expense levels and our investment plans on estimates of future net interest income, transaction activity and rate of growth. We expect that our expenses will increase in the future, and we may not be able to adjust our spending quickly enough if our net interest income falls short of our expectations. Any shortfalls in our net interest income or in our expected growth rates could result in decreases in our stock price.

We may be adversely affected by deteriorating economic or business conditions.

Our business, financial condition and results of operations may be adversely affected by deteriorating economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Middle Market Corporate group primarily consists of loans to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Structured Products group, economic slowdowns or recessions or a decline in value of residential real estate could increase potential payment defaults on the residential real estate or home equity lines of credit underlying our investments in mortgage- and asset-backed securities. In our Commercial Real Estate group, economic slowdowns or recessions could increase potential payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions deteriorate, our non-performing assets are likely to increase and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the value of the collateral, particularly real estate, securing some of our loans or other debt products. Further economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

Unfavorable economic conditions may also make it more difficult for us to maintain both our new origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could negatively impact our results of operations.

Our business is highly dependent on key personnel.

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. While we entered into employment agreements with each of these officers, if we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

Potential acquisitions may adversely impact our business.

Although we have not made any acquisitions to date, we may pursue acquisitions of other finance companies or debt portfolios in the future. We may experience difficulties in integrating any future acquisitions and we may not receive the expected benefits from those acquisitions because of:

•	heightened risks of credit losses as a result of acquired loans and other debt products not having been originated by us in accordance with our underwriting standards;

•	the diversion of management’s attention from other business concerns;

•	the potentially adverse effects that acquisitions may have in terms of the composition and performance of our loan portfolio; and

•	the potential loss of key employees of the acquired company.

Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt.

We may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to originate and underwrite loans and other debt products is dependent on the experience and expertise of our employees. In order to grow our business, we must attract and retain qualified personnel, especially origination and credit personnel with relationships with referral sources and an understanding of small and middle-market businesses and the industries in which our borrowers operate. Many of the financial institutions with which we compete for experienced personnel may be able to offer more attractive terms of employment. If any of our key origination personnel leave, our new loan and other debt product volume from their business contacts may decline or cease, regardless of the terms of our loan and other debt product offerings or our level of service. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases the costs of replacing them. As competition for qualified employees grows, our cost of labor could increase, which could adversely impact our results of operations.

We will be exposed to risks relating to the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are in the process of evaluating, testing and implementing internal controls over financial reporting to enable management to report on, and our independent registered public accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we anticipate being compliant with the requirements of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities, such as the Securities and Exchange Commission and NASDAQ. Our failure to comply with Section 404 on a timely basis could result in the diversion of management time and attention from operating our business and the expenditure of substantial financial resources on remediation activities. In addition, such failure may make it more difficult and costly to attract and retain independent board and audit committee members. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and the hiring of additional personnel. Any such actions could increase our operating expenses and negatively affect our results of operations.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40.0% of the value of the issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities” are, among other things, securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We expect that many of our majority-owned subsidiaries, including those which we have created (or may in the future create) in connection with our term debt securitizations, will rely on exceptions and exemptions from the Investment Company Act available to certain structured finance companies and that our interests in those subsidiaries will not constitute “investment securities” for purposes of the Investment Company Act. Because these exceptions and exemptions may, among other things, limit the types of assets these subsidiaries may purchase or counterparties with which we may deal, we must monitor each subsidiary’s compliance with its applicable exception or exemption.

We must also monitor our loan portfolio to ensure that the value of the investment securities we hold does not exceed 40.0% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the combined value of the investment securities issued by our subsidiaries that are investment companies or that must rely on the exceptions provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act rather than another exception or exemption, together with any other investment securities we may own, exceeds 40.0% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. Because we believe that the interests we hold in our subsidiaries generally will not be investment securities, we do not expect to own nor do we propose to acquire investment securities in excess of 40.0% of the value of our total assets on an unconsolidated basis.

We intend to monitor for compliance with the Investment Company Act on an ongoing basis and may be compelled to take or refrain from taking actions, to acquire additional income or loss generating assets or to forego opportunities that might otherwise be beneficial or advisable, including, but not limited to selling assets that are considered to be investment securities or foregoing sale of assets which are not investment securities, in order to ensure that we (or a subsidiary) may continue to rely on the applicable exceptions or exemptions. These limitations on our freedom of action could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected. Additionally, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located at 500 Boylston Street, Suite 1600, Boston, Massachusetts 02116, where we lease 14,868 square feet of office space under a lease that expires in 2010 with an option to renew through March 2013. We also maintain leased offices in Darien, Connecticut, Charleston, South Carolina, Chicago, Illinois, San Diego, California and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 28, 2007, there were approximately 2,700 stockholders of record.

Our common stock is traded on the NASDAQ Global Market under the symbol “NEWS”. The quarterly range of the high and low sales price for our common stock during 2006 is presented below:

	2006
	High	Low
Quarter ended:
December 31	$19.50	$17.54

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Use of Proceeds from Registered Securities

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. Goldman, Sachs & Co. and Morgan Stanley & Co. served as managing underwriters of the offering.

On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. The offering terminated with the sale of all of the shares that were registered. We received net proceeds in the initial public offering of approximately $218,178,000, net of underwriter commissions of approximately $16,422,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through December 31, 2006 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering and approximately $25,000 to pay miscellaneous expenses associated with the initial public offering. We hold the remaining proceeds in cash and cash equivalents.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated.

	Year Ended December 31,		Period from June 18, 2004 (inception) through December 31, 2004
	2006	2005
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$116,303	$33,883	$1,988
Interest expense	68,728	18,639	839

Net interest income	47,575	15,244	1,149
Provision for credit losses	12,535	7,755	280

Net interest income after provision for credit losses	35,040	7,489	869
Total non-interest income	9,684	3,144	57
Total operating expenses	74,282	20,049	9,499

Loss before income taxes	(29,558)	(9,416)	(8,573)
Income tax benefit	(2,377)	(3,517)	(3,071)

Net loss	$(27,181)	$(5,899)	$(5,502)

Loss per share:
Basic	$(1.65)	$(0.83)	$(1.25)
Diluted	$(1.65)	$(0.83)	$(1.25)
Weighted average shares outstanding:
Basic	16,480,836	7,110,363	4,390,731
Diluted	16,480,836	7,110,363	4,390,731

	December 31,
	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$103,269	$1,423	$1,360
Restricted cash	40,174	12,569	417
Investments in debt securities, available-for-sale	203,121	103,548	23,769
Loans, held-for-sale	62,620	20,968	—
Loans, net	1,437,832	621,210	86,680
Other assets	68,176	29,734	8,057

Total assets	$1,915,192	$789,452	$120,283

Repurchase agreements	$34,535	$59,658	$8,806
Credit facilities	625,910	246,800	46,700
Term debt	774,225	329,014	—
Corporate debt	—	37,500	—
Other liabilities	57,107	19,522	3,279

Total liabilities	1,491,777	692,494	58,785
Total stockholders’ equity	423,415	96,958	61,498

Supplemental Data:
Investments in debt securities, gross	$217,314	$107,381	$23,664
Loans held-for-sale, gross	63,277	21,118	—
Loans, gross	1,467,038	633,460	87,739

Loans and investments in debt securities, gross	1,747,629	761,959	111,403
Unused lines of credit	302,856	89,722	14,186
Standby letters of credit	6,990	3,682	2,820

Total funding commitments	$2,057,475	$855,363	$128,409

Loan portfolio	$1,747,629	$761,959	$111,403
Loans owned by the NCOF	283,378	33,157	—

Managed loan portfolio	$2,031,007	$795,116	$111,403

Loans held-for-sale, gross	$63,277	$21,118	$—
Loans, gross	1,467,038	633,460	87,739

Total loans, gross	1,530,315	654,578	87,739
Deferred fees, net	(10,468)	(4,790)	(779)
Allowance for loan losses	(19,395)	(7,610)	(280)

Total loans, net	$1,500,452	$642,178	$86,680

Average Balances (1):
Loans and other debt products, gross	$1,150,111	$387,876	$42,618
Interest earning assets (2)	1,210,494	397,219	45,327
Total assets	1,224,744	409,623	61,920
Interest bearing liabilities	1,028,139	331,739	13,736
Equity	171,518	67,850	42,486

	Year Ended December 31,			Period from June 18, 2004 (inception) through December 31, 2004
	2006	2005
Performance Ratios (3):
Return on average assets	(2.22)%	(1.44)%		(16.46)%
Return on average equity	(15.85)	(8.69)		(23.99)
Net interest margin, before provision	3.93	3.84		4.70
Efficiency ratio (4)	129.73	109.03		787.70

Credit Quality and Leverage Ratios (5):
Delinquent loan rate (at period end)	0.57%	—		—
Non-accrual loan rate	—	—		—
Net charge off rate	—	—		—
Allowance for credit losses ratio (at period end)	1.40%	1.27%		0.32%
Debt to equity ratio (at period end)	3.39x	6.94	x	0.90	x
Equity to assets (at period end)	22.11%	12.29%		51.16%

(1)	Average balances are based upon the average monthly balance during the period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of the efficiency ratio.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report. You should also note that, because our results of operations for 2004 are for a partial period and not a full year, comparisons of our results of operations for 2004 and 2005 are not necessarily meaningful.

Key Performance and Financial Metrics

The following is a brief description of key performance metrics that we currently use to manage our business. We believe that these metrics and ratios monitor the key revenue and expense drivers of our business. We may use additional metrics, cease using our current metrics or alter these metrics in the future to better manage our business or measure our performance. Average balances are based upon the average monthly balances during the period.

Loan portfolio yield

Loan portfolio yield is defined as interest income on our loans divided by average balances outstanding of our loans.

Net interest margin

Net interest margin is defined as net interest income divided by average interest earning assets.

Efficiency ratio

Our efficiency ratio is defined as total operating expenses divided by net interest income before provision for credit losses plus total non-interest income.

Allowance for credit losses ratio

Allowance for credit losses ratio is defined as allowance for credit losses divided by outstanding gross loans, which excludes loans held-for-sale and other debt products.

Delinquent loan rate

Delinquent loan rate is defined as total delinquent loans, which are loans 31 days or more past due, outstanding divided by our outstanding gross loans, which excludes loans held-for-sale and other debt products.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our outstanding loans, excluding loans held-for-sale and other debt products.

Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. As of December 31, 2006, we have not had any loans on non-accrual status.

Net charge off rate

Net charge off rate as a percentage of average loan portfolio is defined as net charge offs divided by our outstanding loans, excluding loans held-for-sale and other debt products. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of December 31, 2006, we have not had any charge offs.

Return on average assets

Return on average assets is defined as net income divided by average total assets.

Return on average equity

Return on average equity is defined as net income divided by average equity.

Net interest income

Net interest income primarily consists of interest income on our interest earning assets less interest expense on our borrowings.

Interest income is composed of loan interest at contractual rates, paid-in-kind interest, interest earned on our investments in debt securities and cash balances plus premiums, discounts and net origination fees that are amortized into income over the life of the investment. The level of interest income is primarily a function of the outstanding balance of our loan portfolio and its weighted average yield. Weighted average yield changes from period to period primarily based upon prevailing interest rates and is impacted by changes in credit spreads and the product mix of our portfolio. When repayments or restructurings of loans or other debt products other than minor modifications occur, we accelerate the portion of any unamortized net origination fees and record the amount as interest income.

Interest expense includes interest on our borrowings and the amortization of deferred financing costs. The level of interest expense is primarily a function of the outstanding balance of our borrowings and the weighted average cost of financing. Weighted average cost of financing changes from period to period primarily based on prevailing interest rates and is impacted by changes in borrowing spreads and the mix of borrowings.

Provision for credit losses

We provide for estimated future credit losses on components of our loan portfolio. We maintain an allowance for credit losses on our loans, as well as unfunded loan commitments and letters of credit. We expect that our provision for credit losses will increase as our loan portfolio grows.

Non-interest income

Non-interest income primarily includes syndication, structuring, agent and asset management fees and impairment charges on our investments in debt securities. We earn management and performance fees relating to the NCOF, as well as fees and other income, generally related to specific transactions or non-lending services, including gains and losses on derivatives and on the sales of loans. Non-interest income may vary from period to period primarily depending on the number of syndicated transactions, as well as the growth and performance of the assets in the NCOF.

Operating expenses

Operating expenses consist of compensation and benefits, occupancy and general and administrative expenses. Compensation and benefits expense includes base salaries, benefits and variable cash incentive compensation and other incentive compensation, which we accrue throughout the year. A significant portion of compensation and benefits for 2006 was equity compensation expense resulting from the initial public offering. Occupancy expense primarily consists of rent and rent-related expenses and utilities expense. We anticipate adding offices over the next several years, which would increase our occupancy expense. General and administrative expenses primarily consist of professional fees, travel and entertainment and other administrative expenses. We expect general and administrative expenses to increase as we grow our operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

Overview

NewStar’s basic and diluted loss per share for 2006 was $1.65 on a net loss of $27.2 million compared to a net loss of $5.9 million for 2005. During the year our managed loan portfolio grew to $2.0 billion from $795.1 million at December 31, 2005. During 2006, loans owned by the NCOF increased $250.2 million to $283.4 million at year end. On December 19, 2006, we completed our initial public offering and raised $234.6 million in gross proceeds. We used the proceeds of the offering to repay and terminate corporate debt of $37.5 million. We also paid down certain revolving warehouse lines of credit by approximately $50 million and invested the balance in short-term money market instruments.

Loan portfolio yield

Loan portfolio yield was 9.89% for 2006, an increase from 8.67% for 2005. The increase in loan portfolio yield was primarily driven by an increase in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin was 3.93% for 2006 and 3.84% for 2005. The primary factors impacting net interest margin are changes in our debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings. In December 2006, we paid down our corporate debt, which will temporarily lower our debt-to-equity ratio and increase our net interest margin in the near term.

Efficiency ratio

Our efficiency ratio was 129.73% for 2006, up from 109.03% for 2005. The increase in our efficiency ratio was primarily due to equity compensation expense of $39.1 million related to the initial public offering, offset by significant increase in net interest income and fee income, as a result of the significant growth in our loan portfolio.

Allowance for credit losses

Allowance for credit losses ratio was 1.40% as of December 31, 2006 and 1.27% as of December 31, 2005.

Delinquent loan rate

Delinquent loan rate was 0.57% as of December 31, 2006. As of December 31, 2006, one of our loans with a principal amount of $8.4 million was delinquent.

Return on average assets

Return on average assets was not meaningful for 2006 and 2005 as we had net losses.

Return on average equity

Return on average equity was not meaningful for 2006 and 2005 as we had net losses.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2006 and 2005 and for the period from June 18, 2004 (inception) through December 31, 2004 follows:

	Year Ended December 31,		Period from June 18, 2004 (inception) through December 31, 2004
	2006	2005
	($ in thousands)
Net interest income:
Interest income	$116,303	$33,883	$1,988
Interest expense	68,728	18,639	839

Net interest income	47,575	15,244	1,149
Provision for credit losses	12,535	7,755	280

Net interest income after provision for credit losses	35,040	7,489	869
Non-interest income:
Fee income	5,849	2,966	36
Asset management income	1,443	16	—
Other income	2,392	162	21

Total non-interest income	9,684	3,144	57
Operating expenses:
Compensation and benefits	65,079	16,168	6,294
Occupancy and equipment	1,758	1,124	209
General and administrative expenses	7,445	2,757	2,996

Total operating expenses	74,282	20,049	9,499

Loss before income taxes	(29,558)	(9,416)	(8,573)
Income tax benefit	(2,377)	(3,517)	(3,071)

Net loss	$(27,181)	$(5,899)	$(5,502)

Comparison of the Years Ended December 31, 2006 and 2005

Interest income. Interest income increased $82.4 million, to $116.3 million for 2006 from $33.9 million for 2005. The increase was primarily due to growth in average interest earning assets of $813.3 million, as well as an increase in the yield on average interest earning assets to 9.61% from 8.53% primarily driven by an increase in prevailing interest rates. The increase in average interest earning assets was primarily driven by the growth in loans of $1.0 billion from December 31, 2005.

Interest expense. Interest expense increased $50.1 million, to $68.7 million for 2006 from $18.6 million for 2005. The increase was primarily due to an increase in average borrowings of $696.4 million to fund growth in interest earning assets, as well as an increase in our cost of borrowings. The increase in our cost of borrowings, to 6.68% from 5.62%, was primarily attributable to an increase in three-month LIBOR of approximately 0.82%, partially offset by negotiated lower borrowing spreads on our credit facilities and a greater reliance on lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 3.93% for December 31, 2006 from 3.84% for 2005. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets offset by an increase in our average cost of interest bearing liabilities. The increase in yield and cost is due to the increase in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 2.92% from 2.91%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2006 and 2005:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$1,210,494	$116,303	9.61%	$397,219	$33,883	8.53%
Total interest bearing liabilities	1,028,139	68,728	6.68	331,739	18,639	5.62

Net interest spread		$47,575	2.92%		$15,244	2.91%

Net interest margin			3.93%			3.84%

Provision for credit losses. The provision for credit losses increased to $12.5 million for 2006 from $7.8 million for 2005. The increase in the provision was primarily due to the growth and change in the mix of the loans in our loan portfolio.

Non-interest income. Non-interest income increased $6.6 million, to $9.7 million for 2006 from $3.1 million for 2005. The increase is primarily due to an additional $2.9 million in fee income, $1.4 million in management and performance fees related to the NCOF, $0.9 million gain on derivatives, $0.9 million in unused fee income, $0.4 million in gain on sale of loans partially offset by a $0.3 million loss on sale of debt securities and a $0.6 million impairment expense of two of our investments in debt securities. We have and continue to monitor the recent developments in the consumer residential mortgage market. We periodically evaluate both our exposure to and events within this market. The $0.6 million impairment charge during 2006 is a result of these evaluations.

Operating expenses. Operating expenses increased $54.2 million, to $74.3 million for 2006 from $20.0 million for 2005. Employee compensation and benefits increased $48.9 million primarily as a result of the compensation charge of $39.1 million non-cash charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering, higher headcount and an increase in incentive and equity compensation. The remaining $5.4 million increase in operating expenses was attributable to an increase of $1.2 million in professional fees, $0.6 million in occupancy and equipment expense, $0.4 million in travel and entertainment expenses and $3.2 million in general and administrative expenses. The increase in general and administrative expenses consisted primarily of $0.4 million increase in professional service expense related to Sarbanes Oxley compliance $0.3 million in bank fees, $0.2 million increase in employee recruitment costs and $0.2 million in insurance expense.

Income taxes. We account for income taxes consistent with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for the financial statement and income tax purposes, as determined under applicable tax laws and rates.

For 2006, we provided for income taxes based on an effective tax benefit rate of 8.0%, and for 2005, we provided for income taxes based on a tax benefit rate of 37.4%. Our effective benefit rate for 2006 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. As of December 31, 2006 and December 31, 2005, we had net deferred tax assets of $14.7 million and $7.1 million, respectively.

As of December 31, 2005, we had a net operating loss carry forward of approximately $10.2 million, which was fully utilized in 2006.

Recent development. We recently became aware of a potential credit issue with one of our debt products in our Commercial, other than Mortgage portfolio. We are currently in communication with the underwriter and other lenders in the transaction to develop a course of action and determine the range of possible outcomes. At this time we are unable to determine the amount or probability of any potential credit impairment. At December 31, 2006 our outstanding balance related to this debt product was approximately $10.4 million.

Comparison of the Year Ended December 31, 2005 and the Period from June 18, 2004 (inception) through December 31, 2004

Interest income. Interest income increased $31.9 million, to $33.9 million for the year ended December 31, 2005 from $2.0 million for the period from June 18, 2004 (inception) through December 31, 2004. The increase was primarily due to growth in average interest earning assets of $351.9 million, as well as an increase in the yield on average interest earning assets from 8.13% to 8.53%.

Interest expense. Interest expense increased $17.8 million, to $18.6 million for the year ended December 31, 2005 from $0.8 million for the period from June 18, 2004 (inception) to December 31, 2004. The increase was primarily due to increased borrowings under our credit facilities to fund growth in interest earning assets.

Net interest margin. Net interest margin decreased to 3.84% for the year ended December 31, 2005 from 4.70% for the period from June 18, 2004 (inception) to December 31, 2004. The decrease was primarily due to an increase in our debt to equity ratio, due to the rapid growth of our loan portfolio. This was partially offset by an increase in our average yield.

The following table summarizes the yields and costs of interest earning assets and interest bearing liabilities for the year ended December 31, 2005 and the period from June 18, 2004 (inception) to December 31, 2004:

	Year Ended December 31, 2005			Period from June 18, 2004 (inception) through December 31, 2004
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$397,219	$33,883	8.53%	$45,327	$1,988	8.13%
Total interest bearing liabilities	331,739	18,639	5.62	13,736	839	11.32 (1)

Net interest spread		$15,244	2.91%		$1,149	(3.19)%

Net interest margin			3.84%			4.70%

(1)	The average cost includes amortized financing fees and unused commitment costs associated with our credit facilities.

Provision for credit losses. The provision for credit losses increased to $7.8 million for the year ended December 31, 2005 from $0.3 million for the period from June 18, 2004 (inception) to December 31, 2004. The increase in the provision was primarily due to the growth in our loans.

Non-interest income. Non-interest income increased $3.0 million, to $3.1 million for the year ended December 31, 2005 from $0.1 million for the period from June 18, 2004 (inception) to December 31, 2004. The increase was due to an additional $3.0 million in fee income, which was driven by overall growth in our loan portfolio.

Operating expenses. Operating expenses increased $10.5 million, to $20.0 million for the year ended December 31, 2005 from $9.5 million for the period from June 18, 2004 (inception) to December 31, 2004. Contributing to the increase was higher employee compensation, which increased $9.9 million. The higher employee compensation was attributable to the increase in the number of employees from 38 to 64, and to a lesser extent, higher incentive compensation. For the year ended December 31, 2005 and for the period from June 18, 2004 (inception) to December 31, 2004, incentive compensation totaled $8.7 million and $2.6 million, respectively. The remaining $0.6 million increase in operating expenses for the year ended December 31, 2005 in comparison to the period from June 18, 2004 (inception) to December 31, 2004 was attributable to the increase of $0.7 million in occupancy expense, $0.2 million in travel and entertainment, $0.2 million in depreciation expense and $1.4 million in other general business expenses, offset by a non-recurring $1.9 million decrease in professional fees due to expenses associated with our commencement of operations.

Income taxes For 2005, we provided for income taxes based on a tax benefit rate of 37.4%, and for 2004, we provided for income taxes based on a tax benefit rate of 35.8%. As of December 31, 2005 and December 31, 2004, we had net deferred tax assets of $7.1 million and $3.1 million, respectively.

As of December 31, 2005 and 2004, we had a net operating loss carry forward of approximately $10.2 million and $6.2 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, borrowings under our repurchase agreements, credit facilities, term debt securitizations and proceeds from equity offerings. We believe these sources together will be sufficient to fund our operations and projected lending activities for at least the next 12 months. We anticipate that we will need to incur additional indebtedness, enter into additional term debt securitizations or raise equity capital to fund our loan portfolio growth after that period. Our future liquidity needs will be determined primarily based on the growth rate in our loan portfolio. We may need to raise additional debt or equity capital sooner if our loan portfolio grows faster than anticipated or if our cash flow from operations is lower than expected. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense. In addition, the issuance of additional equity will result in ownership dilution for our then existing stockholders.

Cash and Cash Equivalents

As of December 31, 2006 and December 31, 2005, we had $103.3 million and $1.4 million, respectively, in cash and cash equivalents. Cash received from our initial public offering represented a large portion of our cash balance at December 31, 2006. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $40.2 million and $12.6 million of restricted cash as of December 31, 2006 and December 31, 2005, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts cash is limited to funding the growth of our loan portfolio or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash received from the term debt securitization in 2006 represented a large portion of our restricted cash balance at December 31, 2006, which has subsequently been used to fund additional loans and other debt products.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and in the process of collection.

If a loan is 31 days or more past due we will categorize the loan as delinquent. As of December 31, 2006, we had one delinquent loan totaling $8.4 million.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of December 31, 2006 and December 31, 2005 was $19.4 million and $7.6 million, or 1.32% and 1.20% of loans, gross, respectively. As of December 31, 2006, we also had a $1.2 million allowance for unfunded commitments resulting in an allowance for credit losses of 1.40% of outstanding loans. As of December 31, 2006 and 2005, we did not have any impaired loans. With the growth of the loans in our loan portfolio, many of the loans are not seasoned and, therefore, delinquencies and charge offs likely will occur in the future.

Activity in the allowance for loan losses for the year ended December 31, 2006, the year ended December 31, 2005 and the period from June 18, 2004 (inception) to December 31, 2004 was as follows:

	Year Ended December 31,		Period from June 18, 2004 (inception) through December 31, 2004
	2006	2005
	($ in thousands)
Balance as of beginning of period	$7,610	$280	$—
Provision for loan losses	11,785	7,330	280
Net charge offs	—	—	—

Balance as of end of period	$19,395	$7,610	$280

In addition, we maintained an allowance for losses on unfunded loan commitments as of December 31, 2006 and December 31, 2005 of $1.2 million and $0.4 million, respectively.

Borrowings and Liquidity

As of December 31, 2006 and December 31, 2005, we had outstanding borrowings totaling $1.4 billion and $673.0 million, respectively. Borrowings under our various credit facilities, term debt securitizations and corporate debt and repurchase obligations have supported our loan growth.

As of December 31, 2006, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Repurchase agreements	N/A	$34,535	N/A	Less than 1 year
Credit facilities	$875,000	625,910	$249,090	2007 – 2011
Term debt	799,572	774,225	25,347	2018 – 2022

Total	$1,774,572	$1,434,670	$274,437

As of December 31, 2006, we were in compliance with all covenants to which we are subject under our various borrowing agreements. These covenants vary depending on the type of facility and are customary for facilities of this type.

Repurchase agreements

We enter into sales of securities under agreements to repurchase with customers and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At December 31, 2006 and 2005, we had repurchase agreements outstanding with a total carrying value of $34.5 million and $59.7 million, respectively. At December 31, 2006, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 5.99%. Debt securities with a market value of $48.2 million and $84.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

Credit facilities

At December 31, 2004, we had a $450.0 million sale and servicing agreement with, among others, Wachovia Capital Markets, LLC, and we formed a wholly owned subsidiary, NewStar CP Funding LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans or other debt products. We are the servicer of the loans and other debt products. During 2005, we amended this facility to reduce it to a $300.0 million credit facility with Wachovia Capital Markets, LLC as the administrative agent, and added a $300.0 million credit facility with Citigroup Global Markets Realty Corp. as the note purchaser and a $50.0 million credit facility with IXIS Financial Products Inc. as the administrative agent discussed below.

In connection with the $300.0 million amended Wachovia credit facility, our amounts outstanding may range up to 90% of the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification of the assets. As of December 31, 2006, the outstanding balance was $249.8 million. The facility is scheduled to mature on August 8, 2009. In connection with this transaction, NewStar CP Funding LLC must comply with various covenants and at December 31, 2006, NewStar CP Funding LLC was in compliance with all covenants.

In December 2005, we entered into a $300.0 million credit facility agreement with Citigroup Global Markets Realty Corp. as the note purchaser. In connection with this facility, we formed a wholly owned subsidiary, NewStar Warehouse Funding 2005 LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. We are the servicer of the loans. The amount outstanding under the credit facility may range up to approximately 90% of the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification of the portfolio. As of December 31, 2006, the outstanding balance was $206.5 million. The facility is scheduled to mature on December 30, 2008. In addition, we issued a demand note to the facility for up to $30 million. In connection with this credit facility, NewStar Warehouse Funding 2005 LLC must comply with various covenants and at December 31, 2006, NewStar Warehouse Funding 2005 LLC was in compliance with all covenants.

In connection with the $50.0 million IXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, we formed a wholly owned subsidiary, NewStar Short- Term Funding, LLC, a single-purpose entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility may range up to 80% of the balances outstanding of pledged loans and other debt products depending on the mix of assets and the rating and diversification of the portfolio. As of December 31, 2006, the outstanding balance was $13 million. The facility is scheduled to mature on August 24, 2007. In connection with this transaction, NewStar Short-Term Funding LLC must comply with various covenants and at December 31, 2006, NewStar Short-Term was in compliance with all covenants.

In March 2006, we entered into a $200.0 million credit facility agreement with, among others, IXIS Financial Products Inc. as investor agent. In connection with this facility, we formed a wholly owned subsidiary, NewStar Structured Finance Opportunities, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. The outstanding balances under the credit facility may range up to 84% of the outstanding amounts of the pledged loans and securities depending on the mix of assets and the rating and diversification to the portfolio. As of December 31, 2006, the outstanding balance was $156.7 million. The facility is scheduled to mature on March 21, 2011. In connection with this transaction, NewStar Structured Finance Opportunities, LLC must comply with various covenants and at December 31, 2006, NewStar Structured Finance Opportunities, LLC was in compliance with all covenants.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and sold and contributed $375.0 million in loans and other debt products, or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.3 million of notes, including variable funding notes to institutional investors, and issued $31.7 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $363.1 million at December 31, 2006. Outstanding drawn notes at December 31, 2006 were $331.5 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2006	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,983	0.28%	AAA/Aaa/AAA
Class A-2	80,477	68,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,370	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	24,372	4.75	BB/Ba2/BB

Total notes	343,352	331,475
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$363,123

(1)	These ratings were given in August 2005 and are subject to change from time to time.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $356.9 million in loans and other debt products to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $486.5 million at December 31, 2006. Outstanding drawn notes at December 31, 2006 were $442.8 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2006	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	26,500	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	442,750
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$486,500

(1)	These ratings were given in June 2006 and are subject to change from time to time.

Corporate debt

In March and November 2005, we entered into a $100.0 million multiple draw extendible senior secured note agreement. The notes under the first $50.0 million tranche accrued interest at LIBOR + 7.0% per annum. The notes under the second $50.0 million tranche accrued interest at LIBOR + 5.75% per annum, subject to a floor of 2.5% on three month LIBOR. The notes were secured by a first lien on the capital stock of our subsidiaries owned by us. The notes were scheduled to mature on March 11, 2008. On December 20, 2006, we repaid $37.5 million in outstanding principal balance on the notes which represented all amounts outstanding, and we paid a call premium of $1.1 million. We also paid $1.1 million in accrued and unpaid interest on the notes on December 29, 2006. On January 25, 2007, we paid a termination fee of $0.3 million and the senior secured note agreement was terminated.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2006:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Repurchase agreements	$34,535	$—	$—	$—	$34,535
Credit facilities	13,000	456,250	156,660	—	625,910
Term debt	—	—	—	774,225	774,225
Non-cancelable operating leases	1,017	1,720	169	—	2,906

Total	$48,552	$457,970	$156,829	$774,225	$1,437,576

Amounts for credit facilities, term debt and corporate debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our operations are subject to risks resulting from interest rate fluctuations on our interest-earning assets and our interest-bearing liabilities. We seek to provide maximum levels of net interest income, while maintaining acceptable levels of interest rate and liquidity risk. As such, we enter into interest rate swap and interest rate cap agreements to hedge interest rate exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. Under the interest rate swap contracts, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. We record the exchanged amount in net interest income in our statements of operations. Under the interest rate cap contracts, we agree to exchange, at specified intervals, the difference between a specified fixed (the cap) and floating interest amounts calculated on an agreed-upon notional principal amount, but only if the floating interest rate exceeds the cap rate. The interest rate caps currently are not matched to specific assets or liabilities and do not qualify for hedge accounting.

We also offer a fixed rate loan program to certain of our customers which utilizes derivative instruments such as interest rate swaps, interest rate caps and interest rate collars. We provide floating interest rate debt to our customers, and to reduce default risk resulting from interest rate fluctuations, we enter into interest rate swap, cap and collar contracts with these customers. Subsequently, we may enter into similar offsetting contracts with third parties, or Customer Derivatives. These derivatives do not qualify for hedge accounting and are recorded at fair value on our balance sheet.

Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain (loss) on derivatives in our consolidated statements of operations.

During 2006, we entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in our interest payments on LIBOR based debt. The interest rate swap agreements have a combined notional value of $44.4 million and are effective from June 30, 2006 through October 20, 2013. During 2006, we recorded hedge ineffectiveness of approximately $28,443 which is included in gain (loss) on derivatives in our consolidated statements of operations.

The table below provides information about our derivative financial instruments, excluding Customer Derivatives, as of December 31, 2006.

Expected Maturities of Interest Rate Derivatives

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	($ in thousands)
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed	—	—	—	—	$15,765	$28,586	$44,351	$(140)
Average pay rate	—	—	—	—	5.710%	6.205%	6.029%
Average receive rate	—	—	—	—	1-mo LIBOR	1-mo LIBOR	—
Interest rate cap:
Notional	—	—	—	$6,000	—	—	$6,000	$19
Rate cap	—	—	—	4.75%	—	—	—
Net receive rate	—	—	—	3-mo LIBOR	—	—	—

OFF BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments include unfunded commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At December 31, 2006, we had $302.9 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2006 we had $7.0 million of standby letters of credit.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Revenue recognition

Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and debt product. The accrual of interest on loans and other debt products is discontinued when principal or interest payments are past due by 90 days or more or when, in the opinion of management, there is a reasonable doubt as to the collectibility in the normal course of business. If loans are placed on non-accrual status or deemed to be impaired, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible. All impaired loans would be considered non-accrual loans.

Nonrefundable fees and related direct costs associated with the origination or purchase of loans and other debt products are deferred and netted against balances outstanding. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the effective interest method. In connection with the prepayment of a loan or other debt product, a partial amount of the remaining unamortized net deferred fees, costs, premiums or discounts are accelerated and recognized as interest income. The amortization of fees is discontinued on non-accrual loans. Depending on the terms of a loan or other debt product, we may charge a prepayment fee and recognize it in the period of the prepayment. We accrete any discount and amortize any premium from purchased debt products into interest income as a yield adjustment over the contractual life. Syndication, arrangement and structuring fees are recognized in the period the service is completed as a component of non-interest income.

Allowance for credit losses

The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The methodology for determining the allowance for losses on unfunded loan commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2006, we had an allowance for credit losses of $20.6 million, with no specific allowances for any loan or other debt product.

We review the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third party data that we believe are reflective of the underlying credit losses being estimated. These estimates are not based on actual losses related to our loans as we have not experienced any losses through December 31, 2006 and may not reflect future performance. Over time, as our loans season, we expect to supplement market and third-party data with the actual credit performance of our loans. In addition, we anticipate that the number of delinquent and non-accrual loans and loan impairments and charge offs will increase as our portfolio expands and seasons over time.

In accordance with SFAS No. 5, Accounting for Contingencies, we provide a base allowance for loans that are not impaired. We employ a variety of internally developed and third party modeling and estimation tools for measuring credit risk (probability of default, loss given default, exposure at default, seasoning and credit migration), which are used in developing an allowance for loan losses on outstanding loans and unfunded loan commitments. The allowance for loan losses consists of formula-based components for the loan investment of each of our lending groups.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses and, as such, may require an additional provision for the relevant period. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. As of December 31, 2006, we have not had any impaired loans.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of investments in debt securities

We review the fair value of our other debt products quarterly. The fair value of our investments in debt securities, which include among others residential mortgage-backed securities (“RMBS”), are based on independent third-party quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, we estimate fair value using various valuation methodologies, including cash flow analysis and internally generated financial models that incorporate significant assumptions and judgments, as well as qualitative factors.

Even if the general accuracy of our valuation models are validated, there are no assurances that our valuations are accurate because of the high number of variables that affect cash flows associated with these complex cash flow structures, which differ on each securitization. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model.

Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the investments, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of these assets.

A debt product is considered impaired when the fair value of the debt product declines below its amortized cost. The cost basis of the investment is then written down to fair value. If management determines the impairment to be temporary, it is recorded in other comprehensive income, a component of stockholders’ equity. If management determines the impairment to be permanent, it is recorded as an offset to other income on our statements of operations. From time to time we may become aware of cash flow or credit issues with respect to our other debt products and these other debt products are then monitored by management to determine if a write-down is appropriate.

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operation and financial condition. As of December 31, 2006, we had two debt products in our consumer mortgage portfolio with a combined fair value of $6.2 million that were deemed to be other-than-temporarily impaired. As a result, in December 2006 we recorded an impairment charge, or write-down, in other income of $0.6 million related to these debt products. Material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. Our allowance for credit losses does not cover these write-downs as we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

Since December 31, 2006, conditions in the consumer mortgage and related RMBS markets have deteriorated severely due, in part, to unexpected increases in delinquency and default rates of certain types of residential mortgage and home equity loan collateral underlying mortgage backed securities. The factors driving the speed and severity of the deterioration in the consumer mortgage loan market are complex. The credit performance of mortgage loans underlying these investment securities has been negatively impacted by a combination of declining home prices, rising interest rates, rate resets on adjustable rate loans, and the rapid change in mortgage product characteristics accompanied by a widespread loosening of underwriting standards of mortgage loan originators. The extent to which the current difficulties will migrate to other segments of the RMBS market remains unclear. There is a limited history with respect to the performance of certain segments of the mortgage backed securities markets over economic cycles. As a result, there is a high degree of uncertainty in the market as to the future credit performance of mortgage and home equity loans, particularly with respect to more recent vintages of collateral.

Through our Structured Product group, we invest in RMBS and are exposed to changes in the credit performance of the mortgage loans underlying these investment securities. The performance of our investment securities may be negatively impacted by among other things the timing of losses, higher than expected levels of credit losses or prepayment speeds on the underlying mortgages or home equity loans, depending on the specific structure of each securitization. Most of our investments are in classes of securities which are not actively traded in secondary markets or have lower levels of liquidity. The fair value of securities and other investments that have such liquidity characteristics may not be readily ascertained. This situation may be further exacerbated by current market conditions.

Our exposure to the residential mortgage market at December 31, 2006 was comprised principally of investments in various types of RMBS, which includes first and second mortgages, with a combined outstanding balance of $136.7 million and a combined fair value of $133.4 million. Approximately 45% of our investments in RMBS have at least one investment grade rating from a nationally recognized rating agency. We define investment grade as Standard & Poor’s BBB- or better, Fitch BBB- or better or Moody’s Baa3 or better.

We generally classify our RMBS into three categories based on the underwriters’ disclosure of the average credit scores of the underlying borrowers at the time of underwriting: prime (which we define as loans to borrowers with weighted average FICO scores of 700 and higher), mid-prime (which we define as loans to borrowers with weighted average FICO scores less than 700, but greater than 620); and sub-prime (which we define as loans to borrowers with weighted average FICO scores of 620 or less). Approximately 81% of our exposure to the sub-prime RMBS market as defined above, which totaled $34.6 million at year-end, was rated investment grade. Our exposure to mortgage loans to mid-prime borrowers was $65.3 million of which 29% was rated investment grade at December 31, 2006. Approximately 32% of our exposure to mortgage loans to prime borrowers, which totaled $33.7 million, was rated investment grade.

We continue to monitor developments in the RMBS market and analyze the credit performance of the assets that underlie our investments as part of our normal business operations.

The description of certain instruments as “debt securities” is intended to describe the accounting treatment of those instruments and is not a characterization of those instruments as securities for any other purpose.

Term debt securitizations

Periodically, we transfer loans and other debt products to special purpose entities used in our term debt securitizations. These on-balance sheet term debt securitizations comprise a significant source of our overall funding. Historically, transfers of loans and other debt products have not met the requirements of SFAS No. 140 for sales treatment and, therefore, have been treated as secured borrowings, with the transferred loans and investments remaining as an asset and the related liability recorded as term debt on our balance sheet.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the grant date. We adopted SFAS 123(R) using the prospective method. Prior to January 1, 2006, we accounted for stock based-compensation under the intrinsic value method prescribed by APB 25, which required the recognition of compensation cost for the excess, if any, of the value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

For awards granted, modified, repurchased or cancelled after January 1, 2006, we estimate the fair value of stock-based awards using the Black-Scholes valuation model, which requires the input of subjective assumptions including expected term and expected price volatility. Changes in these assumptions can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Further, for awards that contain performance measures and conditions, we make an assessment, based on management’s judgment, of the probability of these conditions being satisfied, which affects the timing and the amount of expense to be recognized. If our judgment as to whether these conditions are probable of occurrence are not appropriate, the financial statements could be materially affected.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in market values of our investment in debt securities available-for-sale and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of December 31, 2006 and December 31, 2005, investments in debt securities available-for-sale totaled $203.1 million and $103.5 million, respectively, and our net unrealized loss on those debt securities totaled $3.5 million and $1.1 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Our goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect our net interest income. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates. During the normal course of business our lending to clients and our investments in debt securities create some interest rate risk as does the impact of ever-changing market conditions. We attempt to mitigate this risk through our ALCO process taking into consideration balance sheet dynamics such as loan and investment growth and pricing, changes in funding mix and maturity characteristics. The ALCO group reviews the overall rate risk position and strategy on an ongoing basis. The ALCO group also reviews the impact on net interest income caused by changes in the shape of the yield curve as well as parallel shifts in the yield curve.

We invested the proceeds from our December 2006 initial public offering in short term instruments to permit us ready access to cash in order to fund our directly originated loan growth. As a result, our sensitivity to interest rate movement has increased. As the cash is redeployed and we continue to grow our loan portfolio, this interest rate sensitivity as a percentage of earnings will decrease over time.

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2006. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
	($ in thousands)
Decrease of	100	$(3,221)
Increase of	100	3,221

As shown above, we estimate that a decrease in interest rates of 100 basis points would have resulted in a decrease of $3.2 million in our annualized net interest income. We estimate that an increase in interest rates of 100, 200 and 300 basis points would have resulted in an increase in our net interest income of $3.2 million, $6.4 million and $9.7 million, respectively.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	55

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from June 18, 2004 (inception) through December 31, 2004	56

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the period from June 18, 2004 (inception) through December 31, 2004	57

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from June 18, 2004 (inception) through December 31, 2004	58

Notes to Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from June 18, 2004 (commencement of operations) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from June 18, 2004 (commencement of operations) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Boston, Massachusetts
March 27, 2007

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$103,269	$1,423
Restricted cash	40,174	12,569
Investments in debt securities, available-for-sale	203,121	103,548
Loans held-for-sale	62,620	20,968
Loans, net	1,437,832	621,210
Deferred financing costs, net	11,614	10,572
Interest receivable	19,849	6,149
Property and equipment, net	961	1,007
Deferred income taxes, net	14,705	7,068
Other assets	21,047	4,938

Total assets	$1,915,192	$789,452

Liabilities:
Repurchase agreements	$34,535	$59,658
Credit facilities	625,910	246,800
Term debt	774,225	329,014
Corporate debt	—	37,500
Accrued interest payable	23,200	4,617
Accounts payable	4,315	518
Income tax payable	4,166	—
Other liabilities	25,426	14,387

Total liabilities	1,491,777	692,494

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized 50,000,000 shares; Series A issued and outstanding 0 and 10,900,000 shares, respectively	—	109
Class A common stock, par value $0.01 per share:
Authorized 10,000,000 shares; issued and outstanding 0 and 3,885,671 shares, respectively	—	—
Common stock, par value $0.01 per share:
Authorized 145,000,000 shares; issued and outstanding 36,257,847 and 0 shares, respectively	363	—
Additional paid-in capital	463,925	108,891
Retained deficit	(38,582)	(11,401)
Accumulated other comprehensive loss, net	(2,291)	(641)

Total stockholders’ equity	423,415	96,958

Total liabilities and stockholders’ equity	$1,915,192	$789,452

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from June 18, 2004 (Inception) through December 31, 2004
	2006	2005
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$116,303	$33,883	$1,988
Interest expense	68,728	18,639	839

Net interest income	47,575	15,244	1,149
Provision for credit losses	12,535	7,755	280

Net interest income after provision for credit losses	35,040	7,489	869

Non-interest income:
Fee income	5,849	2,966	36
Asset management income	1,443	16	—
Gain on derivatives	909	46	—
Gain on sale of loans	723	114	—
Realized loss on debt securities	(846)	—	—
Other income	1,606	2	21

Total non-interest income	9,684	3,144	57

Operating expenses:
Compensation and benefits	65,079	16,168	6,294
Occupancy and equipment	1,758	1,124	209
General and administrative expenses	7,445	2,757	2,996

Total operating expenses	74,282	20,049	9,499

Loss before income taxes	(29,558)	(9,416)	(8,573)
Income tax benefit	(2,377)	(3,517)	(3,071)

Net loss	$(27,181)	$(5,899)	$(5,502)

Basic loss per share	$(1.65)	$(0.83)	$(1.25)
Diluted loss per share	(1.65)	(0.83)	(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives	Total Stockholders’ Equity
	($ in thousands)
Balance at June 18, 2004	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	(5,502)	—	—	(5,502)
Net proceeds from issuance of preferred stock	67	—	66,933	—	—	—	67,000

Balance at December 31, 2004	67	—	66,933	(5,502)	—	—	61,498
Net loss	—	—	—	(5,899)	—	—	(5,899)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $444	—	—	—	—	(641)	—	(641)

Total comprehensive loss							(6,540)
Net proceeds from issuance of preferred stock	42	—	41,958	—	—	—	42,000

Balance at December 31, 2005	109	—	108,891	(11,401)	(641)	—	96,958
Net loss	—	—	—	(27,181)	—	—	(27,181)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $853	—	—	—	—	(1,336)	—	(1,336)
Net unrealized derivatives losses, net of tax benefit of $206	—	—	—	—	—	(314)	(314)

Total comprehensive loss							(28,831)
Net proceeds from issuance of preferred stock	101	—	100,899	—	—	—	101,000
Net proceeds from issuance of common stock	—	138	214,982	—	—	—	215,120
Conversion of preferred stock into common stock	(210)	193	17	—	—	—	—
Conversion of Class A common stock into common stock	—	16	23	—	—	—	39
Issuance of restricted stock	—	16	(16)	—	—	—	—
Amortization of restricted common stock awards	—	—	24,883	—	—	—	24,883
Amortization of stock option awards	—	—	14,246	—	—	—	14,246

Balance at December 31, 2006	$—	$363	$463,925	$(38,582)	$(1,977)	$(314)	$423,415

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from June 18, 2004 (Inception) through December 31, 2004
	($ in thousands)
Cash flows from operating activities:
Net loss	$(27,181)	$(5,899)	$(5,502)
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	12,535	7,755	280
Depreciation and amortization and accretion	(6,276)	(1,423)	33
Amortization of debt issuance costs	5,070	1,813	410
Equity compensation expense	39,129	—	—
Net realized loss on debt investments	846	—	—
Net realized gain on loans	(723)	—	—
Net change in deferred taxes	(6,578)	(3,552)	(3,071)
Net change in loans held-for-sale	(41,652)	(20,968)	—
Net change in interest receivable	(13,700)	(5,314)	(588)
Net change in other assets	(16,706)	(4,310)	(875)
Net change in interest payable	18,536	4,599	161
Net change in accounts payable and other liabilities	19,870	9,822	3,081

Net cash used in operating activities	(16,830)	(17,477)	(6,071)

Cash flows from investing activities:
Net change in restricted cash	(27,605)	(12,152)	(417)
Net change in loans	(823,305)	(540,528)	(86,960)
Purchase of debt securities available-for-sale	(195,927)	(108,459)	(24,023)
Proceeds from sale of debt securities available-for-sale	94,543	—	—
Proceeds from repayments of debt securities available-for-sale	1,002	27,874	254
Acquisition of property and equipment	(284)	(604)	(624)

Net cash used in investing activities	(951,576)	(633,869)	(111,770)

Cash flows from financing activities:
Proceeds from issuance of common stock	215,120	—	—
Proceeds from issuance of Class A common stock	—	2	37
Proceeds from issuance of preferred stock	101,000	42,000	67,000
Borrowings under repurchase agreements, net	(25,077)	50,746	8,806
Borrowings on credit facilities	1,203,260	657,700	53,318
Repayment of borrowings on credit facilities	(824,150)	(457,600)	(6,618)
Issuance of corporate debt	—	37,500	—
Repayment of corporate debt	(37,500)	—	—
Issuance of term debt	445,211	329,014	—
Payment of deferred financing costs	(7,612)	(7,953)	(3,342)

Net cash provided by financing activities	1,070,252	651,409	119,201

Net increase in cash during the period	101,846	63	1,360
Cash and cash equivalents at beginning of period	1,423	1,360	—

Cash and cash equivalents at end of period	$103,269	$1,423	$1,360

Supplemental cash flows information:
Interest paid	$50,191	$12,227	$178
Taxes paid	36	35	—
Decrease in fair value of investments in debt securities	2,189	1,086	—

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company that provides customized debt financing solutions to middle market businesses, mid-sized specialty finance companies, issuers of asset-backed and commercial mortgage-backed securities, and commercial real estate borrowers.

On July 15, 2004, NewStar Financial, Inc. became the successor to Novus Capital LLC.

The Company’s wholly owned subsidiaries and their purposes as of December 31, 2006 were as follows:

Entity	Purpose

NewStar CP Funding, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Short-Term Funding, LLC	Single-purpose subsidiary established in accordance with a warehouse credit facility.

NewStar Warehouse Funding 2005, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Structured Finance Opportunities, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Trust 2005-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Commercial Loan Trust 2006-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Financial California, LLC	Wholly owned operating subsidiary established to engage in commercial lending activities in the State of California.

NewStar Securities Corporation, Inc (formerly NewStar Repo Funding, Inc.).	Wholly owned operating subsidiary established as a Massachusetts tax advantaged corporation to buy and hold securities on behalf of the Company.

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates most susceptible to change in the near-term are the Company’s estimates of their allowance for credit losses, impairment of loans and recorded amounts of deferred income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks and certain highly liquid instruments with original maturities of 90 days or less.

Investments in Debt Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. The fair value of debt securities are based on quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, the Company estimates fair value using various valuation tools including cash flow analysis that utilize financial statements, business plans, as well as qualitative factors.

Loans Held-for-Sale

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

Loans

Loans are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.

Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and included in loans, net in the consolidated balance sheet. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the interest method or taken into income when the related loans are paid off or sold. The Company accretes any discount from purchased loans into loan fee income as a yield adjustment over the contractual life of the loan. The amortization of loan fees is discontinued on non-accrual loans.

Provision and Allowance for Credit Losses

The Company maintains an allowance for loan losses that is intended to estimate inherent loan losses. The Company also maintains an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit, which is reported in other liabilities in the consolidated balance sheet. Provision expense is recorded for both the allowance for loan losses and the allowance for losses on unfunded loan commitments. The level of the allowance for losses on unfunded loan commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown. The combined balance of the allowance for loan losses and the allowance for losses on unfunded loan commitments is referred to as the “allowance for credit losses.”

The allowance for credit losses is maintained at a level sufficient to absorb probable losses related to the Company’s loans and unfunded loan commitments, respectively, as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying credit losses being estimated.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company provides a base allowance for loans that are not impaired. The Company employs a variety of internally developed and third party modeling and estimation tools for measuring credit risk (probability of default, loss given default, exposure at default, seasoning and credit migration), which are used in developing an appropriate allowance for loan losses and allowance for losses on unfunded loan commitments. The allowance for loan losses consists of formula-based components for the Middle Market Corporate, Commercial Real Estate and Structured Products portfolios. Periodically, all credit parameters and adjustments are reviewed and updated or revised if appropriate.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with borrowings. These amounts are amortized using the straight-line method into earnings as interest expense ratably over the contractual term of the facility.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Leasehold improvements	Shorter of estimated life or remaining lease term
Computer equipment and software	3 years

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company records all derivatives in either other assets or other liabilities at fair value in the consolidated balance sheet.

On the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or as (2) a derivative trading instrument. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur by the date (or within the time period) originally specified or within an additional two-month period of time thereafter, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income. Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain (loss) on derivatives in the accompanying consolidated statements of operations.

Comprehensive Income (Loss), net of tax

The Company records the change in fair value of cash flow hedge derivatives and unrealized gains and losses on available-for-sale securities in comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains and losses are realized upon sale of the securities. Other than temporary impairment charges are reclassified to earnings at the time of the charge.

Fee Income Recognition

Origination fees and costs are deferred and amortized as yield adjustments over the contractual life of the loans and other debt products. In connection with the prepayment of a loan or other debt product, any remaining unamortized net deferred fees for that loan are accelerated and, depending on the terms of the loan, there may be an additional fee charged based upon the prepayment and recognized in the period of the prepayment. Syndication and structuring fees are recognized in the period the service is completed as fee income.

Asset Management Income

NewStar Financial, Inc. earns asset management income for investment management services performed for the NewStar Credit Opportunities Fund, Ltd. NewStar accrues this income when earned, on a monthly basis, and classifies it as asset management income in the consolidated statements of operations.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the prospective transition method. As such, SFAS 123R is applied only to awards granted, modified, repurchased, or cancelled after the January 1, 2006. The prospective method of adoption does not permit SFAS 123R to be applied to the nonvested portion of awards outstanding at the date of initial application. In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company recognizes compensation cost on a tranche-by tranche basis over the vesting period of the equity award.

Recently Issued Accounting Standards

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140 (“SFAS 155”). The Statement eliminates the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis. Changes in fair value are recorded as realized gains and losses. The fair value election may be applied upon adoption of the statement for hybrid instruments purchased or remeasured after the effective date and those that had been bifurcated under SFAS 133 prior to adoption. The Statement is effective for fiscal years commencing after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect implementation of the standard to have a material effect on our results from operations or financial position.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). In July 2006 the FASB issued FIN 48, became effective for us on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. We do not expect implementation of the standard to have a material effect on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Statement revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (“observable inputs”) and a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date (“unobservable inputs”). The fair value hierarchy in SFAS 157 assigns highest priority to quoted prices in active markets (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs have the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early application permitted for entities that have not issued financial statements in the fiscal year of adoption. We do not expect implementation of the standard to have a material effect on our results from operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (:SFAS 159”). The statement permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. We are currently considering the impact SFAS 159 will have on our results from operations or financial position.

Reclassification

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Note 3. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

At December 31, 2006 and 2005, outstanding balances of loans held-for-sale were as follows:

	December 31,
	2006	2005
	($ in thousands)
Middle Market Corporate	$45,793	$11,118
Structured Products	4,903	10,000
Commercial Real Estate	12,581	—

Gross loans held-for-sale	63,277	21,118
Deferred loan fees, net	(657)	(150)

Total loans held-for-sale	$62,620	$20,968

As of December 31, 2006 and 2005, loans consisted of the following:

	December 31,
	2006	2005
	($ in thousands)
Middle Market Corporate	$1,137,315	$491,463
Structured Products	111,570	46,000
Commercial Real Estate	218,153	95,997

Gross loans	1,467,038	633,460
Deferred loan fees, net	(9,811)	(4,640)
Allowance for loan losses	(19,395)	(7,610)

Total loans, net	$1,437,832	$621,210

The Company grants commercial and real estate loans to customers throughout the United States. Although the Company has a diversified loan portfolio, should events occur, including, but not limited to, adverse economic conditions or adverse events affecting specific clients, industries or markets, the ability of borrowers to make timely scheduled principal and interest payments on their loans may be adversely affected.

During 2006, we sold two loans for a combined gain of $0.7 million.

During 2005, we sold one loan for a gain of $0.1 million.

At December 31, 2006 the Company had one loan totaling $8.4 million that was more than 31 days past due and was classified as delinquent.

There were no non-accrual loans outstanding at December 31, 2006 or 2005.

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2006	2005
	($ in thousands)
Balance, beginning of year	$8,035	$280
Provision for credit losses	12,535	7,755
Loans charged off, net of recoveries	—	—

Balance, end of year	$20,570	$8,035

In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. As of December 31, 2006 and December 31, 2005, the Company had no impaired loans.

Included in the allowance for credit losses at December 31, 2006 and December 31, 2005 is an allowance for unfunded commitments of $1.2 million and $0.4 million, respectively, which is recorded as a component of other liabilities on the consolidated balance sheet with changes recorded in the provision for credit losses on the consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of December 31, 2006 and December 31, 2005 to absorb the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	($ in thousands)
Interest collection on loans pledged to credit facilities	$7,137	$2,773
Principal and interest collections on loans held in trust and prefunding amounts	26,382	7,646
Customer escrow accounts	6,655	2,150

Total	$40,174	$12,569

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2006 and December 31, 2005 was as follows:

	December 31,
	2006	2005
	($ in thousands)
Investments in debt securities, gross	$217,314	$107,381
Unamortized premium (discount)	(10,918)	(2,747)

Investments in debt securities—amortized cost	$206,396	$104,634

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2006 and 2005 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2006:
Debt securities	$206,396	$235	$(3,510)	$203,121

	$206,396	$235	$(3,510)	$203,121

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2005:
Debt securities	$104,634	$55	$(1,141)	$103,548

	$104,634	$55	$(1,141)	$103,548

During 2006, the Company sold two debt securities at a realized loss of $0.2 million.

In the fourth quarter of 2006, two debt securities with a combined fair value of $6.2 million were deemed to be other-than-temporarily impaired. During 2006, the Company recorded an impairment charge in non-interest income of $0.6 million related to these debt securities.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of December 31, 2006:

	December 31, 2006
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	25	6	31
Fair value	$66,825	$27,045	$93,870
Amortized cost	69,818	27,562	97,380

Unrealized loss	$2,993	$517	$3,510

As of December 31, 2006, 31 of our investments in debt securities with an amortized cost of $97.4 million were in an unrealized loss position, with an unrealized loss of $3.5 million. The Company evaluated each of these securities for other than temporary impairment. Through the Company’s comprehensive evaluation, management concluded that the unrealized losses at December 31, 2006 were caused by changes in interest rates, as the majority of these securities were purchased during a lower interest rate environment, speed of prepayment on underlying loans and delinquency rates within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

As of December 31, 2005, all of the securities had been in an unrealized loss position for less than 12 months.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2006 and 2005 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	December 31,
	2006		2005
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available for sale:
Due one year or less	$22,698	$22,431	$2,369	$2,363
Due after one year through five years	91,788	91,008	66,934	66,210
Due after five years through ten years	91,910	89,682	35,331	34,975

	$206,396	$203,121	$104,634	$103,548

Note 6. Derivative Financial Instruments

During 2006, the Company entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR based debt. The interest rate swap agreements have a combined notional value of $44.4 million and are effective from June 30, 2006 through October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the year ended December 31, 2006, the Company recorded hedge ineffectiveness of approximately $28,400 which is included in gain on derivatives in the consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2006 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.1 million.

Note 7. Fixed Assets

	December 31,
	2006	2005
	($ in thousands)
Leasehold improvements	$1,008	$881
Non-depreciable assets	20	19
Furniture and equipment	365	263
Software	117	66

	1,510	1,229
Less: Accumulated depreciation and amortization	(549)	(222)

	$961	$1,007

Depreciation expense for the years ended December 31, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

Note 8. Repurchase Agreements

	December 31,
Securities sold under agreements to repurchase	2006	2005
	($ in thousands)
Outstanding at end of period	$34,535	$59,658
Maximum outstanding at any month end	58,399	59,658
Average balance for the year ended	38,538	24,308
Weighted average rate at end of period	5.99%	5.01%

The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. At December 31, 2006 and 2005, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $48.2 million and $84.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

Note 9. Borrowings

Credit Facilities

At December 31, 2004, the Company had a $450 million joint loan sale and servicing agreement with Wachovia Capital Markets, LLC (“Wachovia”), and CDC Commercial Products, Inc. with principal balances outstanding of $79.7 million. Interest on the credit facility was accrued at the commercial paper rate, as defined by the lender. During 2005 the Company amended this facility to reduce it to a $300 million facility with Wachovia and established a $300 million credit facility with Citigroup Global Markets Realty Corp. as the note purchaser and a $50 million facility with IXIS Financial Products Inc. (“IXIS”) as the administrative agent discussed below.

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.05% at December 31, 2006. The facility is scheduled to mature on August 8, 2009. As of December 31, 2006, the outstanding balance under this credit facility was $249.8 million. In connection with this transaction, NewStar must comply with various covenants and at December 31, 2006, NewStar was in compliance with all covenants.

In connection with the $50 million IXIS credit facility entered into August 2005, which was subsequently increased to $75 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 80% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.32% at December 31, 2006. The facility was scheduled to mature on August 24, 2007. As of December 31, 2006, the outstanding balance under this credit facility was $13.0 million. In connection with this transaction, NewStar must comply with various covenants and at December 31, 2006, NewStar was in compliance with all covenants.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. Interest on this facility accrues at a variable rate per annum which was 6.02% at December 31, 2006. As of December 31, 2006, the outstanding balance was $206.5 million. The facility is scheduled to mature on December 30, 2008. In addition, the Company issued a demand note to the facility for up to $30 million. In connection with this credit facility, NewStar must comply with various covenants and at December 31, 2006, NewStar was in compliance with all covenants.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with IXIS Financial Products, Inc. (“IXIS”). In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility may range up to 84% of the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification to the assets. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.17% at December 31, 2006. The facility is scheduled to mature on March 21, 2011. As of December 31, 2006, the outstanding balance under this credit facility was $156.7 million. In connection with this transaction, NewStar must comply with various covenants and at December 31, 2006, NewStar was in compliance with all covenants.

Term Debt and Corporate Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and other debt products, or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and other debt products. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.3 million of notes to institutional investors and issued $31.7 million of trust certificates of which the Company retained 100%. The notes are collateralized by the specific loans and other debt products, principal collections account cash and principal payment receivables totaling $363.1 million at December 31, 2006.

	Notes originally issued	Outstanding balance December 31, 2006	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,983	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	68,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,370	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	24,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$331,475

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and may initially contribute up to $500 million in loans and other debt products, or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The notes are collateralized by the specific loans and other debt products, principal collection account cash and principal payment receivables totaling $486.5 million at December 31, 2006.

	Notes originally issued	Outstanding balance December 31, 2006	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	26,500	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	13,750	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$442,750

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time.

In March 2005, the Company entered into a $50 million multiple draw extendible senior secured note agreement. At December 31, 2005, the Company had drawn down $37.5 million under this facility. The notes accrued interest at LIBOR + 7.00%. In November 2005, the Company entered into a $50 million multiple draw extendible senior secured note agreement. The notes accrued interest at LIBOR + 5.75% per annum. Equity in all subsidiaries was pledged as collateral. On December 20, 2006, the Company repaid $37.5 million in outstanding principal balance on the notes which represented all amounts outstanding, and the Company paid a call premium of $1.1 million. The Company also paid $1.1 million in accrued and unpaid interest on the notes on December 29, 2006. On January 25, 2007, the Company paid a termination fee of $0.3 million and the senior secured note agreement was terminated.

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2006 were as follows:

	Credit facilities	Term debt	Total
	($ in thousands)
2007	$13,000	$—	$13,000
2008	206,450	—	206,450
2009	249,800	—	249,800
2010	—	—	—
2011	156,660	—	156,660
Thereafter	—	774,225	774,225

Total	$625,910	$774,225	$1,400,135

Note 10. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 were as follows:

($ in thousands)
2007	$1,017
2008	939
2009	781
2010	169
2011	––
Thereafter	—

Rent expense was $1.1 million, $0.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Early in 2005 the Company entered into a sale lease-back transaction for a significant portion of its office furniture and selected equipment. The rents on this transaction are included in the above amounts.

Note 11. Stockholders’ Equity

Stockholders’ Equity

During the period from June 18, 2004 (inception) through December 13, 2006 the Company’s authorized capital consisted of Series A Preferred Stock, Class A Common Stock and Common Stock. As of December 31, 2005, the following preferred and common stock was authorized and outstanding:

	December 31, 2005
	Shares authorized	Shares outstanding
	(In thousands)
Preferred Stock—Series A	50,000	10,900
Class A Common Stock	10,000	3,886
Common Stock	120,000	—

As of December 31, 2006, the Company’s authorized capital consists of common stock. As of December 31, 2006, the following common stock was authorized and outstanding:

	December 31, 2006
	Shares authorized	Shares outstanding
	(In thousands)
Common stock	145,000	36,258

Series A Preferred Stock

In connection with its formation, the Company entered into Convertible Subscription Agreements on June 17, 2004 with its institutional investors and the founding members of its management pursuant to which each investor and member of management agreed to collectively purchase 21,000,000 shares of the Company’s Series A Preferred Stock for $10 per share.

In connection with the Series A Convertible Preferred Stock subscription, 1,583,335 warrants were issued. Each warrant allowed a warrant holder that has satisfied specified conditions to purchase one share of Series A Preferred Stock at a purchase price of $10 per share (subject to adjustment) prior to their expiration in June 2014. The warrants issued in connection with subscription of Series A Convertible Preferred Stock were accounted for in accordance with Emerging Issues Task Force Issue No. 00-19 as an equity classified instrument.

In connection with the Company’s initial public offering on December 13, 2006, the Company’s Series A Convertible Preferred Stock automatically converted into 19,266,791 shares of common stock and the related warrants converted into 1,452,656 common stock warrants at a purchase price equal to $10.90 per share determined using a conversion ratio set forth in the Company’s amended and restated certificate of incorporation. The conversion ratio adjusted the number of shares of common stock into which the Series A Convertible Preferred Stock and warrants is convertible by taking into account the offering price per share of common stock in connection with the initial public offering, the liquidation preference associated with the Series A Convertible Preferred Stock, any dividends paid to holders of the Series A Convertible Preferred Stock prior to the date of conversion and any stock splits or similar transactions.

Class A Common Stock

Class A Common Stock issued and outstanding at December 31, 2005 was 3,885,671 shares. Members of management and certain employees purchased an aggregate of 3,885,671 shares of NewStar’s Class A Common Stock for $0.01 per share that were subject to documents governing issuance dated as of June 17, 2004, July 22, 2004, February 4, 2005 and August 22, 2005. The holders of Class A Common Stock were entitled to one vote for each share held. Class A Common Stock was convertible into shares of common stock upon an initial public offering and contemplated the issuance of additional equity instruments upon the occurrence of certain specified conditions, (“Class A Common”). In connection with the Company’s initial public offering on December 13, 2006, the Class A Common converted into 1,566,322 shares of restricted common stock.

The Class A Common was subject to forfeiture upon termination of the management stockholder’s employment on a time-based schedule as follows:

•	80% of the restricted stock was forfeited if termination occurred prior to the first anniversary of the date of the restricted stock agreement;

•	60% of the restricted stock was forfeited if termination occurred prior to the second anniversary of the date of the restricted stock agreement;

•	40% of the restricted stock was forfeited if termination occurred on or after the second anniversary but prior to the third anniversary of the date of the restricted stock agreement;

•	20% of the restricted stock was forfeited if termination occurred on or after the third anniversary but prior to the fourth anniversary of the date of the restricted stock agreement; and

•	0% of the restricted stock was forfeited if termination occurred on or after the fourth anniversary of the date of the restricted stock agreement.

Further, all or a portion of the Class A Common may also have been forfeited (i) in connection with specified transfers of such shares by a management stockholder, (ii) at the election of a management stockholder, (iii) in the event the management stockholder’s employment was terminated under specified circumstances or (iv) upon the tenth anniversary of issuance.

The forfeiture conditions lapsed upon a change of control or Transfer of an aggregate of 75% of shares of Series A Preferred Stock. Additionally, in the event that a member of management who purchased the stock no longer was employed by the Company, all or a portion of the Class A Common was subject to repurchase under specified conditions.

Finally, restrictions governing the Class A Common remained in place until an IRR Release Date had occurred. An IRR Release Date was defined as the Transfer of an aggregate of 75% of the Series A Preferred Stock in one or more transactions coupled with those investors realizing a specified rate of return on their initial investment.

Prior to January 1, 2006, the Company accounted for the Class A Common under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As amounts received were subject to return upon forfeiture, the Company recorded the proceeds from the Class A Common issuance as a deposit classified in other liabilities. The issuance of Class A Common was accounted for as a variable award under APB 25. The Company determined non-cash compensation cost as the difference in the value of the Class A Common at the end of each accounting period over its issue price (its “intrinsic value”). As the performance measures outlined above were deemed not probable of occurrence, no compensation expense was recognized for the Class A Common during 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the prospective transition method. As such, SFAS 123R is applied only to awards granted, modified, repurchased, or cancelled after the January 1, 2006. The prospective method of adoption does not permit SFAS 123R to be applied to the nonvested portion of awards outstanding at the date of initial application. In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Upon adoption of SFAS 123R, no compensation expense was recorded in relation to the Class A Common as the performance conditions were not deemed probable of occurrence.

Amendment to Class A Common Award

On September 19, 2006, the Board of Directors voted to approve amendments to the restricted stock agreements, which govern the Class A Common, such that, effective upon the initial public offering, the forfeiture, restriction and repurchase provisions are substantially removed and an IRR Release Date is deemed to have been satisfied by the initial public offering.

The Company determined that the amendment to the Class A Common award be accounted for as a modification of equity instruments under the provisions of SFAS No. 123R. Accordingly, the Company calculated compensation cost, amounting to $28.6 million, equal to the fair values of the new equity instruments and in connection with the initial public offering.

Common Stock

In connection with the Company’s initial public offering on December 13, 2006, the Company issued and sold 12,000,000 shares of its common stock. On December 19, 2006, the underwriters of the initial public offering purchased and additional 1,800,000 shares of the Company’s common stock. Common stock outstanding as of December 31, 2006 was as follows:

Year Ended December 31, 2006 Shares
Conversion of Series A Preferred Stock into common stock	19,266,791
Conversion of Class A Common Stock into common stock	1,566,322
Issuance of restricted common stock	1,631,160
Initial Public Offering of common stock	12,000,000
Underwriters purchase of additional shares of common stock	1,800,000
Forfeiture of restricted common stock	(6,426)

Common stock outstanding at December 31, 2006	36,257,847

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock vest ratably over a four-year service period. Restricted stock activity for the year ended December 31, 2006 was as follows:

	Shares	Weighted average grant- date fair value
		($ in thousands)
Conversion of Class A common stock upon initial public offering	1,566,322	$26,627
Granted	1,631,160	27,730
Vested	(1,010,989)	(17,187)
Forfeited	(6,426)	(109)

Non-vested as of December 31, 2006	2,180,067	$37,061

The Company recognized $24.9 million of compensation expense related to restricted stock during 2006. The unrecognized compensation cost of $29.5 million at December 31, 2006 is expected to be recognized over the next five years.

Stock Options

Under the Company’s 2006 Incentive Plan, the Company’s compensation committee may grant options to purchase shares of common stock. Stock options may either be incentive stock options, or ISOs, or non-qualified stock options. ISOs may only be granted to officers and employees. The compensation committee will, with regard to each stock option, determine the number of shares subject to the stock option, the manner and time of exercise, vesting, and the exercise price will not be less than 100% of the fair market value of the common stock on the date of the grant. The shares of common stock issuable upon exercise of options or other Awards or upon grant of any other Award may be either previously authorized but unissued shares or treasury shares.

In connection with the Company’s initial public offering, 3,287,365 stock options were issued to certain employees of the Company. The options are subject to a 180 day underwriter’s lock up agreement and are not exercisable until that agreement expires in June 2007. 2,613,615 of the stock options were issued at an exercise price equal to the pricing of the Company’s initial public offering and were 60% vested at the IPO with the remaining 40% to vest ratably over a four-year service period. The remaining 673,750 stock options were issued at an exercise price equal to the pricing of the Company’s initial public offering and vest ratably over a four-year service period. Stock option activity for the year ended December 31, 2006 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Intrinsic value per share (1)	Aggregate fair value
					($ in thousands)
Outstanding as of January 1, 2006	—	$—	—	$—	$—
Granted	3,287,365	17.00	10	––	20,941
Exercised	—	—	—	—	—
Forfeited	(10,723)	17.00	10	1.16	80

Outstanding as of December 31, 2006	3,276,642	17.00	10	1.45	24,767

Vested or expected to vest as of December 31, 2006	1,568,169	17.00	10	1.45	11,699

Exercisable as of December 31, 2006	—	—	—	—	—

(1)	Intrinsic value equals the current market value less the exercise price.

For the year ended December 31, 2006, the weighted average grant date fair value of options granted was $6.37. As of December 31, 2006, the total unrecognized compensation cost related to nonvested options granted was $6.7 million. This cost is expected to be recognized over a weighted average period of three years. During the year ended December 31, 2006, the Company recognized compensation expense of $14.2 million related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the year ended December 31, 2006 were as follows:

The year ended December 31, 2006
Expected volatility [1]	30.00%
Expected dividends [2]	—
Risk-free interest rate [3]	4.52
Expected life [4]	5.65

1.	The expected volatility is based on a study of the Company’s peers.
2.	We do not expect to pay any dividends during the life of these stock options.
3.	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.
4.	The expected life is determined using the simplified method.

Note 12. Income (Loss) Per Share

The calculation of income (loss) per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of the reverse stock split.

Accordingly, the income (loss) per share is calculated to include 16,480,836 shares of common stock in 2006, 7,110,363 shares of common stock in 2005 and 4,390,731 shares of common stock in 2004, as if issued and outstanding for the period to reflect the above conversions.

The computations of basic and diluted loss per share for the periods ended December 31, 2006, 2005 and 2004 are as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Numerator:
Net loss	$(27,181)	$(5,899)	$(5,502)

Denominator:
Denominator for basic loss per common share	16,481	7,110	4,391

Denominator:
Denominator for diluted loss per common share	16,481	7,110	4,391
Potentially dilutive securities—options	—	—	—
Potentially dilutive securities—warrants	—	—	—

Total weighted average diluted shares	16,481	7,110	4,391

The 3,280,216 weighted average stock options and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the period ended December 31, 2006 due to the fact that the results would be anti-dilutive.

The warrants to purchase the Series A Preferred Stock were not included in the computation of diluted earnings per share for the periods ended December 31, 2005 and 2004, due to the fact that the results would be anti-dilutive.

Note 13. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$103,269	$103,269	$1,423	$1,423
Restricted cash	40,174	40,174	12,569	12,569
Loans held-for-sale	62,620	62,620	20,968	20,968
Loans, net	1,437,832	1,437,832	621,210	621,210
Investments in debt securities available-for-sale	203,121	203,121	103,548	103,548
Derivative instruments	126	126	73	73

Financial liabilities:
Repurchase agreements	$34,535	$34,535	$59,658	$59,658
Credit facilities	625,910	625,910	246,800	246,800
Term debt	774,225	774,225	329,014	329,014
Corporate debt	—	—	37,500	37,500

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts approximate fair value because of the short maturity of these instruments.

Loans held-for-sale: The fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by similar lending institutions for loans of similar terms to companies with comparable credit risk. Due to the adjustable rate nature of the loans, fair value approximates the carrying amount.

Loans, net: The fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by similar lending institutions for loans of similar terms to companies with comparable credit risk. Due to the adjustable rate nature of the loans, fair value approximates the carrying amount.

Investments in debt securities: The fair values of debt securities are based on quoted market prices, when available, at the reporting date for those or similar investments. When no market data is available, we estimate fair value using various valuation tools including cash flow models that utilize financial statements and business plans, as well as qualitative factors.

Repurchase agreements: The fair values of repurchase agreements approximate the carrying value because of the short maturity of these instruments.

Credit facilities: Due to the adjustable rate nature of the borrowings, the fair value of the credit facilities are estimated to be their carrying values. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Other debt: Due to the adjustable rate nature of the borrowings, fair value approximates the carrying value.

Derivative instruments: The fair value of the derivative instruments is determined based on quoted market prices at the reporting date for those or similar instruments.

Note 14. Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unused lines of credit are agreements to lend to a customer, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to borrowers.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2006	2005
	($ in thousands)
Unused lines of credit	$302,856	$89,722
Standby letters of credit	6,990	3,682

Note 15. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2006	2005	2004
	($ in thousands)
Current tax expense:
Federal	$2,557	$—	$—
State	1,645	35	—

Total current	4,202	35	—

Deferred tax expense (benefit):
Federal	(4,573)	(2,996)	(2,822)
State	(2,006)	(556)	(249)

Total deferred	(6,579)	(3,552)	(3,071)

Income tax benefit	$(2,377)	$(3,517)	$(3,071)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2006 and 2005, components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$8,148	$3,174
Capitalized startup costs	556	817
Other	197	3
Securities fair value adjustments	1,503	444
Equity compensation	5,891	—
Impairment	236	—
Net operating loss	—	3,482

Gross deferred tax asset	16,531	7,920

Deferred tax liability:
Prepaid expenses	669	244
Depreciation	4	49
Deferred loan costs	1,153	559

Gross deferred tax liability	1,826	852

Net deferred tax asset	$14,705	$7,068

The effective tax rate differed from the statutory federal corporate rate as follows:

	December 31,
	2006	2005	2004
	($ in thousands)
Federal statutory rate	$(10,047)	$(3,201)	$(2,912)
State income taxes, net of federal tax benefit	(238)	(332)	(166)
Equity compensation	7,878	—	—
Other	30	16	7

	$(2,377)	$(3,517)	$(3,071)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2006 and 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2005, the Company had a net operating loss carryforward for Federal income tax purposes of $10.2 million which was available to offset future Federal taxable income, if any, through 2025. The Company utilized the entire balance of the net operating loss carryforward during 2006.

Note 16. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the years ended December 31, 2006, 2005 and 2004 was $0.6 million, $0.4 million and $0.1 million, respectively.

Note 17. Related-Party Transactions

NewStar Financial, Inc. (the Investment Manager), pursuant to an Investment Management Agreement dated August 3, 2005 (the Agreement), serves as the investment manager of the NewStar Credit Opportunities Fund, Ltd. (the Fund), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. This Fund was formed in August 2005 and commenced operations on August 22, 2005. The Fund is registered under the Mutual Funds Law of the Cayman Islands. The Fund’s investment objective is to seek current income and return of principal by acquiring, holding, and disposing of secured and unsecured loans and other debt instruments. In such capacity, the Investment Manager is responsible for asset management and administrative services to the Fund, including evaluating and executing, on behalf of the Fund, purchases and dispositions of, and monitoring the performance of, loans and other assets. A significant equity investor in NewStar Financial is also a 50% equity investor in the Fund.

The Fund pays the Investment Manager a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the year ended December 31, 2006 and for the period August 22, 2005 through December 31, 2005, the Fund paid NewStar Financial, Inc. $1.4 million and $.02 million of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At December 31, 2006, the loan balance outstanding and amount of committed funds were $12.5 million and $14.3 million, respectively.

Note 18. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2006 and 2005 is shown in the following table.

	For the three months ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	($ in thousands)
Summary Results of Operations Data:
Interest income	$39,243	$32,980	$25,164	$18,916	$14,764	$9,655	$6,405	$3,059
Interest expense	23,766	19,122	14,874	10,966	8,320	5,555	3,357	1,407

Net interest income	15,477	13,858	10,290	7,950	6,444	4,100	3,048	1,652
Provision for credit losses	5,941	2,350	2,841	1,403	2,483	1,756	1,384	2,132

Net interest income after provision for credit losses	9,536	11,508	7,449	6,547	3,961	2,344	1,664	(480)
Total non-interest income	4,103	2,025	1,983	1,573	1,240	1,349	288	267
Total operating expenses [1]	51,604	8,568	7,104	7,006	5,534	5,304	4,906	4,305

Income (loss) before income taxes	(37,965)	4,965	2,328	1,114	(333)	(1,611)	(2,954)	(4,518)
Income tax expense (benefit)	(5,911)	2,072	989	473	(125)	(601)	(1,104)	(1,687)

Net income (loss)	$(32,054)	$2,893	$1,339	$641	$(208)	$(1,010)	$(1,850)	$(2,831)

Net income (loss) per share:
Basic	$(1.26)	$0.18	$0.09	$0.05	$(0.02)	$(0.15)	$(0.30)	$(0.46)
Diluted	(1.26)	0.18	0.09	0.05	(0.02)	(0.15)	(0.30)	(0.46)

[1]	Operating expenses for the three months ended December 31, 2006 include a non-cash equity compensation charge of $39.1 million related to equity grants made since the Company’s inception.

2.

As a result of the Company’s initial public offering in December 2006, and equity raises under previous subscription agreements were periodic, average basic and diluted shares for each period are not comparable and the sum of income (loss) per share by quarter does not equal income (loss) per share for the respective year.

Note 19. Subsequent Events (Unaudited)

On March 12, 2007, the Company entered into a contract to sublease an additional 15,116 square feet of office space at its corporate headquarters in Boston, MA. The sublease commences May 15, 2007 and terminates February 28, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

The following was required to be disclosed on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.”

On December19, 2006 in connection with its initial public offering of common stock, the Company amended and restated its certificate of incorporation to, among other things, change its authorized share capital to consist of 145,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which shares of preferred stock are undesignated. A copy of the Company’s Amended and Restated Certificate of Incorporation is attached hereto in its entirety as Exhibit 3(a) and is incorporated herein by reference.

Also in connection with its initial public offering of common stock, the Company amended and restated its bylaws on December 19, 2006 to, among other things, establish an advance notice provision for stockholder proposals to be brought before an annual meeting of stockholders, including proposed nominations of persons for election to the board of directors. A copy of the Company’s Amended and Restated Bylaws is attached hereto in its entirety as Exhibit 3(b) and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007 (the “2007 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Board of Directors— Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	52	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	50	Chief Investment Officer and Director
John K. Bray	50	Chief Financial Officer
Phillip R. Burnaman II	47	Managing Director and Head of Structured Products
David R. Dobies	41	Managing Director and Co-Head of Middle Market Corporate
Timothy C. Shoyer	41	Managing Director and Co-Head of Middle Market Corporate

Timothy J. Conway, 52, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 50, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 50, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

Phillip R. Burnaman II, 47, has served as a Managing Director and Head of our Structured Products group since our inception in 2004. From 1994 to 2004, Mr. Burnaman was a Senior Managing Director and global head of ING Bank’s Strategic Trading Platform. He currently serves on the Board of Directors and is Chairman of the Audit Committee of California Coastal Communities Inc. He also served on the Board of Directors of SunWorld Inc. and Cadiz Inc. Mr. Burnaman received his undergraduate degree from Harvard College and his masters in business administration from the Stern School of Business at New York University.

David R. Dobies, 41, has served as a Managing Director and Co-Head of our Middle Market Corporate group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media,

Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Timothy C. Shoyer, 41, has served as a Managing Director and Co-Head of our Middle Market Corporate group since our inception in 2004. From 1998 to March 2004, Mr. Shoyer was employed by FleetBoston Financial Corporation or its predecessors where he was a Managing Director, with responsibility for all of the bank’s junior capital origination efforts including second lien, mezzanine and high yield bond financings. Before joining FleetBoston Financial Corporation, Mr. Shoyer was a Vice President in the High Yield and Restructuring Advisory groups at Citigroup. Mr. Shoyer received his undergraduate degree from Moravian College.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and certain other senior officers. A copy of the code is publicly available on the Investor Relations page of our website at www.newstarfin.com.

In addition we also have a Code of Business Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company. A copy of the code is posted on the Company’s website at www.newstarfin.com.

Item 11.	Executive Compensation

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2007 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2007 Proxy Statement captioned “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2007 Proxy Statement captioned “Board of Directors” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2007 Proxy Statement captioned “Information about our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been files as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 53 of this report.

b. Exhibits

The exhibits filed with this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

c. Financial Statement Schedules

Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: March 30, 2007	By:	/S/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2007

/S/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/S/ T. KIMBALL BROOKER, JR. T. Kimball Brooker, Jr.	Director	March 30, 2007

/S/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 30, 2007

/S/ MARK K. GORMLEY Mark K. Gormley	Director	March 30, 2007

/S/ FRANK R. NOONAN Frank R. Noonan	Director	March 30, 2007

/S/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 30, 2007

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Director	March 30, 2007

/S/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 30, 2007

/S/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 30, 2007

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Filed herewith.

3(b)	Amended and Restated Bylaws of the Company.	Filed herewith.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Filed herewith.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Filed herewith.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Filed herewith.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Form of Warrant to Purchase Preferred Stock.	Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as landlord, and the Company, as tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as landlord, and the Company, as tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Filed herewith.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Filed herewith.

10(b)(3)(a)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Originator, IXIS Financial Products Inc., as Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(3)(b)	Amendment No. 1 to Sale and Servicing Agreement, dated as of March 13, 2006.	Previously filed as Exhibit 10.9.1.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(3)(c)	Amendment No. 2 to Sale and Servicing Agreement, dated as of August 2, 2006.	Previously filed as Exhibit 10.9.1.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(3)(d)	Amendment No. 3 to Sale and Servicing Agreement, dated as of November 29, 2006.	Previously filed as Exhibit 10.9.1.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(3)(e)	Restated and Amended Management Agreement, dated as of November 29, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as the SPE, and the Company.	Filed herewith.

10(b)(4)(a)	Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as Originator and Servicer, MMP-5 Funding, LLC, as Lender, IXIS Financial Products Inc., as Administrative Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.10.1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(b)	Amendment No. 1 to Secured Loan and Servicing Agreement, dated as of November 30, 2005.	Filed herewith.

10(b)(4)(c)	Amendment No. 2 to Secured Loan and Servicing Agreement, dated as of March 14, 2006.	Previously filed as Exhibit 10.10.1.3 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(d)	Amendment No. 3 to Secured Loan and Servicing Agreement, dated as of August 24, 2006.	Previously filed as Exhibit 10.10.1.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Lender, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(b)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(c)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(d)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, dated as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, Class A-2 Agent.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer (includes Exhibit A to agreement).	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(d)	Second Omnibus Amendment, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(c)†	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as manager.	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006.

10(d)(1)	Employment Agreement, dated December 8, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

10(d)(2)	Employment Agreement, dated December 8, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

10(d)(3)	Employment Agreement, dated December 8, 2006, between the Company and John K. Bray.*	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

10(d)(4)	Employment Agreement, dated December 8, 2006, between the Company and Phillip R. Burnaman II.*	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

10(d)(5)	Employment Agreement, dated December 8, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

10(d)(6)	Employment Agreement, dated December 8, 2006, between the Company and Timothy C. Shoyer.*	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)	2006 Incentive Plan of NewStar Financial, Inc.	Filed herewith.

10(f)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(g)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(h)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Filed herewith.

10(h)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Filed herewith.

10(h)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Filed herewith.

10(h)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy C. Shoyer.*	Filed herewith.

10(h)(5)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Filed herewith.

10(h)(6)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Phillip R. Burnaman II.*	Filed herewith.

10(i)(1)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(j)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(k)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.