Form 10-Q
period 2007-03-31
NewStar Financial, Inc.
filed 2007-05-10
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33211

NewStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2157878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1600, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 848-2500

(Registrant’s telephone number, including area code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 9, 2007, 36,260,775 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about our:

•	anticipated financial condition;

•	expected results of operation;

•	growth and market opportunities;

•	future development of our products and markets;

•	ability to compete; and

•	stock price.

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses and achieve profitability;

•	our ability to effectively manage our growth;

•	the competitive nature of the commercial lending industry and our ability to effectively compete;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	the existence of delinquencies or non-accruals in our loans that would force us to take charge-offs exceeding our allowance for credit losses;

•	impairments to our debt products that could adversely impact our net income and assets and harm our results of operations;

•	volatility in the near-term due to the relatively small number of loans and other debt products in our loan portfolio; and

•	our ability to obtain external financing.

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2006.

The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of report. We expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2007	December 31, 2006
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$131,391	$103,269
Restricted cash	66,501	40,174
Investments in debt securities, available-for-sale	183,032	203,121
Loans held-for-sale	52,270	62,620
Loans, net	1,600,821	1,437,832
Deferred financing costs, net	10,989	11,614
Interest receivable	18,343	19,849
Property and equipment, net	1,051	961
Deferred income taxes, net	15,965	14,705
Income tax receivable	7,460	—
Other assets	31,107	21,047

Total assets	$2,118,930	$1,915,192

Liabilities:
Repurchase agreements	$26,856	$34,535
Credit facilities	852,410	625,910
Term debt	784,725	774,225
Accrued interest payable	11,263	23,200
Accounts payable	403	4,315
Income tax payable	—	4,166
Other liabilities	26,394	25,426

Total liabilities	1,702,051	1,491,777

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized 145,000,000 shares; issued and outstanding 36,258,775 and 36,257,847 shares	363	363
Additional paid-in capital	468,359	463,925
Retained deficit	(41,028)	(38,582)
Accumulated other comprehensive loss, net	(10,815)	(2,291)

Total stockholders’ equity	416,879	423,415

Total liabilities and stockholders’ equity	$2,118,930	$1,915,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2007	2006
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$45,488	$18,916
Interest expense	23,537	10,966

Net interest income	21,951	7,950
Provision for credit losses	2,312	1,403

Net interest income after provision for credit losses	19,639	6,547

Non-interest income:
Fee income	2,553	810
Asset management income	964	67
Gain on derivatives	84	257
Gain on sale of loans	75	4
Realized loss on debt securities	(14,862)	—
Other income	469	435

Total non-interest income	(10,717)	1,573

Operating expenses:
Compensation and benefits	10,532	5,354
Occupancy and equipment	492	380
General and administrative expenses	1,939	1,272

Total operating expenses	12,963	7,006

Income (loss) before income taxes	(4,041)	1,114
Income tax expense (benefit)	(1,595)	473

Net income (loss)	$(2,446)	$641

Basic income (loss) per share	$(0.07)	$0.05
Diluted income (loss) per share	(0.07)	0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2007	$—	$363	$463,925	$(38,582)	$(1,977)	$(314)	$423,415
Net loss	—	—	—	(2,446)	—	—	(2,446)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $5,527	—	—	—	—	(8,463)	—	(8,463)
Net unrealized derivatives losses, net of tax expense of $44	—	—	—	—	—	(61)	(61)

Total comprehensive loss							(10,970)
Amortization of restricted common stock awards	—	—	3,578	—	—	—	3,578
Amortization of stock option awards	—	—	856	—	—	—	856

Balance at March 31, 2007	$—	$363	$468,359	$(41,028)	$(10,440)	$(375)	$416,879

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2006	$109	$—	$108,891	$(11,401)	$(641)	$—	$96,958
Net income	—	—	—	641	—	—	641
Other comprehensive loss:
Net unrealized securities gains, net of tax expense of $197	—	—	—	—	285	—	285

Total comprehensive income							926
Net proceeds from issuance of preferred stock	42	—	41,958	—	—	—	42,000

Balance at March 31, 2006	$151	$—	$150,849	$(10,760)	$(356)	$—	$139,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,446)	$641
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	2,312	1,403
Depreciation and amortization and accretion	(2,298)	(688)
Amortization of debt issuance costs	693	759
Equity compensation expense	4,434	—
Net loss on debt investments	14,862	—
Net realized gain on loans	(75)	(4)
Net change in deferred taxes	(2,080)	244
Net change in loans held-for-sale	10,350	(37,955)
Net change in interest receivable	1,506	(2,691)
Net change in other assets	(17,553)	(1,993)
Net change in interest payable	(11,941)	1,466
Net change in accounts payable and other liabilities	(968)	(6,053)

Net cash used in operating activities	(3,204)	(44,871)

Cash flows from investing activities:
Net change in restricted cash	(26,327)	(18,607)
Net change in loans	(164,124)	(129,226)
Purchase of debt securities available-for-sale	(116,489)	(22,748)
Proceeds from repayments of debt securities available-for-sale	109,200	6,741
Acquisition of property and equipment	(191)	—

Net cash used in investing activities	(197,931)	(163,840)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	42,000
Borrowings under repurchase agreements, net	(7,675)	(24,761)
Borrowings on credit facilities	345,500	357,500
Repayment of borrowings on credit facilities	(119,000)	(169,300)
Issuance of term debt	10,500	5,000
Payment of deferred financing costs	(68)	(1,571)

Net cash provided by financing activities	229,257	208,868

Net increase in cash during the period	28,122	157
Cash and cash equivalents at beginning of period	103,269	1,423

Cash and cash equivalents at end of period	$131,391	$1,580

Supplemental cash flows information:
Interest paid	$35,478	$9,500
Taxes paid	—	30
Decrease in fair value of investments in debt securities	13,990	482

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company that provides customized debt financing solutions to middle market businesses, mid-sized specialty finance companies, issuers of asset-backed and commercial mortgage-backed securities, and commercial real estate borrowers.

On July 15, 2004, NewStar Financial, Inc. became the successor to Novus Capital LLC.

The Company’s wholly owned subsidiaries and their purposes as of March 31, 2007 were as follows:

Entity	Purpose
NewStar CP Funding, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Short-Term Funding, LLC	Single-purpose bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Warehouse Funding 2005, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Structured Finance Opportunities, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Trust 2005-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Commercial Loan Trust 2006-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Financial California, LLC	Wholly owned operating subsidiary established to engage in commercial lending activities in the State of California.

NewStar Securities Corporation, Inc	Wholly owned operating subsidiary established as a Massachusetts tax advantaged corporation to buy and hold securities on behalf of the Company.

NewStar Concentration LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with an intercreditor agreement with other wholly-owned subsidiaries of NewStar Financial, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of their allowance for credit losses, valuation of investments, determination of other than temporary and temporary impairments and recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140 (“SFAS 155”). SFAS 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. Changes in fair value are recorded as realized gains and losses. The fair value election may be applied upon adoption of the statement for hybrid instruments purchased or remeasured after the effective date and those that had been bifurcated under SFAS 133 prior to adoption. Implementation of the standard did not have a material effect on our results from operations or financial position.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At January 1, 2007, the Company did not have any accrued interest or penalties.

At January 1, 2007, the Company did not have any unrecognized tax benefits and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and U.S. state tax returns. As of January 1, 2007, the Company’s tax returns for the years ended 2006, 2005 and 2004 (year of the Company’s inception) remain subject to examination by the Internal Revenue Service and state tax authorities.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between observable inputs, which are assumptions based on market data obtained from independent sources and unobservable inputs, which are a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date. The fair value hierarchy in SFAS 157 assigns highest priority to quoted prices in active markets (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs have the lowest priority (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early application permitted for entities that have not issued financial statements in the fiscal year of adoption. The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently considering the impact SFAS 159 will have on its results from operations or financial position.

Note 3. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

At March 31, 2007 and December 31, 2006, outstanding balances of loans held-for-sale were as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$38,463	$45,793
Structured Products	5,000	4,903
Commercial Real Estate	9,235	12,581

Gross loans held-for-sale	52,698	63,277
Deferred loan fees, net	(428)	(657)

Total loans held-for-sale	$52,270	$62,620

As of March 31, 2007 and December 31, 2006, loans consisted of the following:

	March 31, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$1,247,625	$1,137,315
Structured Products	126,260	111,570
Commercial Real Estate	258,219	218,153

Gross loans	1,632,104	1,467,038
Deferred loan fees, net	(9,753)	(9,811)
Allowance for loan losses	(21,530)	(19,395)

Total loans, net	$1,600,821	$1,437,832

The Company grants commercial loans and real estate loans to customers throughout the United States. Although the Company has a diversified loan portfolio, should certain events occur, including, but not limited to, adverse economic conditions or adverse events affecting specific clients, industries or markets, the ability of borrowers to make timely scheduled principal and interest payments on their loans may be adversely affected.

During the three months ended March 31, 2007, we sold two loans for a combined gain of $0.1 million.

At March 31, 2007 the Company had one loan totaling $8.4 million that was more than 31 days past due and was classified as delinquent. Subsequent to March 31, 2007, this loan became current.

There were no non-accrual loans outstanding at March 31, 2007.

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance, beginning of year	$20,570	$8,035
Provision for credit losses	2,312	12,535
Loans charged off, net of recoveries	—	—

Balance, end of period	$22,882	$20,570

In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. As of March 31, 2007 and December 31, 2006, the Company had no impaired loans.

Included in the allowance for credit losses at March 31, 2007 and December 31, 2006 is an allowance for unfunded commitments of $1.4 million and $1.2 million, respectively, which is recorded as a component of other liabilities on the consolidated balance sheet with changes recorded in the provision for credit losses on the consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of March 31, 2007 and December 31, 2006 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Interest collection on loans pledged to credit facilities	$17,347	$7,137
Principal and interest collections on loans held in trust and prefunding amounts	45,597	26,382
Customer escrow accounts	3,557	6,655

Total	$66,501	$40,174

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Investments in debt securities - gross	$210,634	$217,314
Unamortized discount	(10,338)	(10,918)

Investments in debt securities - amortized cost	$200,296	$206,396

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2007 and December 31, 2006 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2007:
Debt securities	$200,296	$273	$(17,537)	$183,032

	$200,296	$273	$(17,537)	$183,032

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2006:
Debt securities	$206,396	$235	$(3,510)	$203,121

	$206,396	$235	$(3,510)	$203,121

In the first quarter of 2007, ten debt securities in the Company’s residential mortgage-backed securities portfolio with a combined fair value of $33.4 million were deemed to be other-than-temporarily impaired leading the Company to record an impairment charge in non-interest income of $14.9 million related to these debt securities.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of March 31, 2007:

	March 31, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	28	10	38
Fair value	$72,797	$27,071	$99,868
Amortized cost	85,890	31,515	117,405

Unrealized loss	$13,093	$4,444	$17,537

As of March 31, 2007, 38 of the Company’s investments in debt securities with an amortized cost of $117.4 million reflected an unrealized loss of $17.5 million which were deemed to be temporarily impaired following the Company’s evaluation of each of these securities for other than temporary impairment. Through the Company’s comprehensive evaluation, management concluded that the unrealized losses at March 31, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s review process, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2007 and December 31, 2006 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	March 31, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$20,819	$17,936	$22,698	$22,431
Due after one year through five years	77,429	73,753	91,788	91,008
Due after five years through ten years	102,048	91,343	91,910	89,682

Total	$200,296	$183,032	$206,396	$203,121

Note 6. Derivative Financial Instruments

During 2006, the Company entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR based debt. The interest rate swap agreements have a combined notional value of $43.0 million and are effective from June 30, 2006 through October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2007, the Company recorded hedge ineffectiveness of approximately $15,600 which is included in gain on derivatives in the consolidated statements of operations.

Note 7. Repurchase Agreements

Securities sold under agreements to repurchase	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Outstanding at end of period	$26,856	$34,535
Maximum outstanding at any month end	32,035	58,399
Average balance for the period	30,113	38,538
Weighted average rate at end of period	5.93%	5.99%

The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. At March 31, 2007 and December 31, 2006, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $38.1 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at March 31, 2007 and December 31, 2006, respectively.

Note 8. Borrowings

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

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 5.35% at March 31, 2007. This facility is scheduled to mature on August 8, 2009. As of March 31, 2007, the outstanding balance under this credit facility was $317.8 million NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

In connection with the $50.0 million IXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, we formed a wholly owned subsidiary, NewStar Short- Term Funding, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility may range up to 80% of the balances outstanding of pledged loans and other debt products depending on the mix of assets and the rating and diversification of the portfolio. As of March 31, 2007, the outstanding balance was $52.5 million. The facility is scheduled to mature on August 24, 2007. In connection with this transaction, NewStar Short-Term Funding LLC must comply with various covenants and at March 31, 2007, NewStar Short-Term was in compliance with all such covenants.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million and extend the maturity date from December 30, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.32% at March 31, 2007. As of March 31, 2007, the outstanding balance was $299 million. In addition, the Company issued a demand note to the facility for up to $30 million. Pursuant to the terms of this credit facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with IXIS. In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility may range up to 84% of the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification to the assets. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.15% at March 31, 2007. The facility is scheduled to mature on March 21, 2011. As of March 31, 2007, the outstanding balance under this credit facility was $182.7 million. Pursuant to the terms of this facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

Term Debt and Corporate Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and other debt products, or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and other debt products. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.3 million of notes to institutional investors and issued $31.7 million of trust certificates of which the Company retained 100%. The notes are collateralized by the specific loans and other debt products, principal collections account cash and principal payment receivables totaling $364.1 million at March 31, 2007.

	Notes originally issued	Outstanding balance March 31, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	69,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,370	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	24,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$332,474

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and may initially contribute up to $500 million in loans and other debt products, or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The notes are collateralized by the specific loans and other debt products, principal collection account cash and principal payment receivables totaling $496 million at March 31, 2007.

	Notes originally issued	Outstanding balance March 31, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	36,000	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	13,750	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$452,250

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time.

Note 9. Stockholders’ Equity

Stockholders’ Equity

The Company’s authorized capital consists of common stock. As of March 31, 2007, the following common stock was authorized and outstanding:

	March 31, 2007
	Shares authorized	Shares outstanding
	(In thousands)
Common stock	145,000	36,259

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

Class A Common Stock

Class A Common Stock issued and outstanding at March 31, 2006 was 3,885,671 shares. Members of management and certain employees purchased an aggregate of 3,885,671 shares of NewStar’s Class A Common Stock for $0.01 per share that were subject to documents governing issuance dated as of June 17, 2004, July 22, 2004, February 4, 2005 and August 22, 2005. The holders of Class A Common Stock were entitled to one vote for each share held. Class A Common Stock was convertible into shares of common stock upon an initial public offering and contemplated the issuance of additional equity instruments upon the occurrence of certain specified conditions, (“Class A Common”). In connection with the Company’s initial public offering, on December 13, 2006, the Class A Common converted into 1,566,322 shares of restricted common stock.

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

The Company determined that the amendment to the Class A Common award be accounted for as a modification of equity instruments under the provisions of SFAS No. 123R. Accordingly, the Company calculated compensation cost, amounting to $28.6 million, equal to the fair values of the new equity instruments.

Common Stock

In connection with the Company’s initial public offering on December 13, 2006, the Company issued and sold 12,000,000 shares of its common stock. On December 19, 2006, the underwriters of the initial public offering purchased and additional 1,800,000 shares of the Company’s common stock.

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock vest ratably over a four-year service period. Restricted stock activity for the three months ended March 31, 2007 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2006	2,180,067	$37,061
Granted	2,000	31
Vested	—	—
Forfeited	(1,072)	(18)

Non-vested as of March 31, 2007	2,180,995	$37,074

The Company recognized $3.6 million of compensation expense related to restricted stock during the three months ended March 31, 2007. The unrecognized compensation cost of $23.6 million at March 31, 2007 is expected to be recognized over the next five years.

Stock Options

Under the Company’s 2006 Incentive Plan, the Company’s compensation committee may grant options to purchase shares of common stock. Stock options may either be incentive stock options (“ISOs”) or non-qualified stock options. ISOs may only be granted to officers and employees. The compensation committee will, with regard to each stock option, determine the number of shares subject to the stock option, the manner and time of exercise, vesting, and the exercise price will not be less than 100% of the fair market value of the common stock on the date of the grant. The shares of common stock issuable upon exercise of options or other Awards or upon grant of any other Award may be either previously authorized but unissued shares or treasury shares.

In connection with the Company’s initial public offering, stock options exercisable for an aggregate 3,287,365 shares of common stock were issued to certain employees of the Company. The options are subject to a 180 day underwriter’s lock up agreement and are not exercisable until that agreement expires in June 2007. Stock options exercisable for an aggregate 2,613,615 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and were 60% vested at the IPO with the remaining 40% to vest ratably over a four-year service period. The remaining options for 673,750 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and vest ratably over a four-year service period.

Stock option activity for the three months ended March 31, 2007 was as follows:

Options
Outstanding as of January 1, 2007	3,276,642
Granted	43,000
Exercised	—
Forfeited	(12,500)

Outstanding as of March 31, 2007	3,307,142

Vested or expected to vest as of March 31, 2007	1,568,169

Exercisable as of March 31, 2007	—

For the three months ended March 31, 2007, the weighted average grant date fair value of options granted was $6.42. As of March 31, 2007, the total unrecognized compensation cost related to nonvested options granted was $5.7 million. This cost is expected to be recognized over a weighted average period of three years. During the three months ended March 31, 2007, the Company recognized compensation expense of $0.9 million related to its stock options.

Note 10. Income (Loss) Per Share

The calculation of income (loss) per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of a 1 for 2.4808 reverse stock split that occurred in connection with the initial public offering.

Accordingly, the income (loss) per share is calculated to include 11,776,539 shares of common stock in 2006 as if issued and outstanding for the period to reflect the above conversions.

The computations of basic and diluted loss per share for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Numerator:
Net income (loss)	$(2,446)	$641
Denominator:
Denominator for basic loss per common share	36,258	11,777

Denominator:
Denominator for diluted loss per common share	36,258	11,777
Potentially dilutive securities - options	—	—
Potentially dilutive securities - warrants	584	521

Total weighted average diluted shares	36,842	12,298

The 3,279,014 weighted average stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 due to the fact that the results would be anti-dilutive.

Note 11. Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Unused lines of credit	$336,978	$302,856
Standby letters of credit	8,719	6,990

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively.

Note 13. Related-Party Transactions

NewStar Financial, Inc. (the Investment Manager), pursuant to an Investment Management Agreement dated August 3, 2005 (the Agreement), serves as the investment manager of the NewStar Credit Opportunities Fund, Ltd. (the Fund), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Investment Manager a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2007 and 2006, the Fund paid NewStar Financial, Inc. $1.0 million and $0.1 million of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At March 31, 2007, the loan balance outstanding and amount of committed funds were $12.47 million and $14.25 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A to our Form 10-K for the year ended December 31, 2006. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document and we undertake no obligation to update or revise these statements, except as may be required by law.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Overview

NewStar’s basic and diluted loss per share for 2007 was $0.07 on a net loss of $2.4 million compared to net income of $0.6 million for 2006. During the first quarter of 2007, our managed loan portfolio grew to $2.3 billion from $2.0 billion at December 31, 2006. During the first quarter of 2007, loans owned by the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”) increased $99.0 million to $382.4 million at March 31, 2007.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 9.80% for 2007, an increase from 9.31% for 2006. The increase in loan portfolio yield was primarily driven by an increase in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.50% for 2006 and 3.85% for 2006. The primary factors impacting net interest margin are changes in our debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings. In December 2006, we paid down our corporate debt, which will temporarily lower our debt-to-equity ratio and increase our net interest margin in the near term.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 115.40% for 2007, up from 79.16% for 2006. The increase in our efficiency ratio was primarily due to the $14.9 million impairment on investments in debt securities, offset by a significant increase in net interest income and fee income, as a result of the significant growth in our loan portfolio.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.40% as of March 31, 2007 and 1.24% as of March 31, 2006.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans divided by outstanding gross loans, was 0.51% as of March 31, 2007. As of March 31, 2007, one of our loans with a principal amount of $8.4 million was delinquent.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three months ended March 31, 2007 as we had a net loss due to the impairment charge related to our residential mortgage-backed securities portfolio. Return on average assets for 2006 was 0.31%.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three months ended March 31, 2007 as we had a net loss due to the impairment charge related to our residential mortgage-backed securities portfolio. Return on average equity for 2006 was 2.30%.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Net interest income:
Interest income	$45,488	$18,916
Interest expense	23,537	10,966

Net interest income	21,951	7,950
Provision for credit losses	2,312	1,403

Net interest income after provision for credit losses	19,639	6,547
Non-interest income:
Fee income	2,553	810
Asset management income	964	67
Loss on investments in debt securities	(14,862)	—
Other income	628	696

Total non-interest income	(10,717)	1,573
Operating expenses:
Compensation and benefits	10,532	5,354
Occupancy and equipment	492	380
General and administrative expenses	1,939	1,272

Total operating expenses	12,963	7,006

Income (loss) before income taxes	(4,041)	1,114
Income tax expense (benefit)	(1,595)	473

Net income (loss)	$(2,446)	$641

Comparison of the Three Months Ended March 31, 2007 and 2006

Interest income. Interest income increased $26.6 million, to $45.5 million for the three months ended March 31, 2007 from $18.9 million for the three months ended March 31, 2006. The increase was primarily due to growth in average interest earning assets of $1.1 billion, as well as an increase in the yield on average interest earning assets to 9.34% from 9.16% primarily driven by an increase in prevailing interest rates. The increase in average interest earning assets was primarily driven by the growth in loans of $944.0 million since March 31, 2006.

Interest expense. Interest expense increased $12.5 million, to $23.5 million for the three months ended March 31, 2007 from $11.0 million for the three months ended March 31, 2006. The increase was primarily due to an increase in average borrowings of $803.1 million from March 31, 2006 to fund growth in interest earning assets, as well as an increase in our cost of borrowings. The increase in our cost of borrowings, to 6.26% from 6.16%, was primarily attributable to an increase in three-month LIBOR of approximately 58 basis points, partially offset by the termination of corporate debt in the fourth quarter of 2006, negotiated lower borrowing spreads on our credit facilities and a greater reliance on lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.50% for 2007 from 3.85% for March 31, 2006. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets partially offset by an increase in our average cost of interest bearing liabilities. The increase in yield and cost is due to the increase in three-month LIBOR, partially offset by the termination of corporate debt in the fourth quarter of 2006. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.08% from 3.00%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,976,185	$45,488	9.34%	$837,428	$18,916	9.16%
Total interest bearing liabilities	1,525,081	23,537	6.26	721,995	10,966	6.16

Net interest spread		$21,951	3.08%		$7,950	3.00%

Net interest margin			4.50%			3.85%

Provision for credit losses. The provision for credit losses increased to $2.3 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The increase in the provision was primarily due to the growth and change in the mix of the loans in our loan portfolio.

Non-interest income. Non-interest income decreased $12.3 million, to $(10.7) million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006. The decrease is primarily due to a $14.9 million impairment charge on ten of our investments in debt securities in our residential mortgage-backed securities (“RMBS”) portfolio resulting from a severe correction of the RMBS market, offset by an additional $1.7 million in fee income and $0.9 million in management and performance fees related to the NCOF. We have and continue to monitor the recent developments in the RMBS market. We periodically evaluate both our exposure to and events within this market, which resulted in the $14.9 million impairment charge during the three months ended March 31, 2007. We currently plan to discontinue our investment activity in the RMBS asset class and opportunistically dispose of our current RMBS portfolio depending on market conditions.

Operating expenses. Operating expenses increased $6.0 million, to $13.0 million for the three months ended March 31, 2007 from $7.0 million for the three months ended March 31, 2006. Employee compensation and benefits increased $5.2 million primarily as a result of the non-cash compensation charge of $4.4 million related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and higher headcount. The remaining $0.8 million increase in operating expenses was attributable to an increase of $0.7 million in general and administrative expense and $0.1 million in occupancy and equipment expenses. The increase in general and administrative expenses is primarily due to $0.2 million increase in insurance expense and $0.1 million related to board of directors expenses.

Income taxes. We account for income taxes consistent with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for the financial statement and income tax purposes, as determined under applicable tax laws and rates.

For the three months ended March 31, 2007, we provided for income taxes based on an effective tax benefit rate of 39.5%, and for the three months ended March 31, 2006 we provided for income taxes based on a tax rate of 42.5%. Our effective benefit rate for the three months ended March 31, 2007 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. As of March 31, 2007 and December 31, 2006, we had net deferred tax assets of $16.0 million and $14.7 million, respectively.

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

Cash and Cash Equivalents

As of March 31, 2007 and December 31, 2006, we had $131.4 million and $103.3 million, respectively, in cash and cash equivalents. Cash received from our initial public offering represented a large portion of our cash balance at December 31, 2006. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $66.5 million and $40.2 million of restricted cash as of March 31, 2007 and December 31, 2006, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts cash is limited to funding the growth of our loan portfolio or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2007.

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

If a loan is 31 days or more past due we will categorize the loan as delinquent. As of March 31, 2007, we had one delinquent loan totaling $8.4 million. Subsequent to March 31, 2007, this loan became current.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of March 31, 2007 and December 31, 2006 was $21.5 million and $19.4 million, or 1.32% of loans, gross for both periods. As of March 31, 2007, we also had a $1.4 million allowance for unfunded commitments resulting in an allowance for credit losses of 1.40% of outstanding loans. With the growth of the loans in our loan portfolio, many of the loans are not seasoned and, therefore, charge offs likely will occur in the future.

Activity in the allowance for loan losses for the three months ended March 31, 2007 and for the year ended December 31, 2006 was as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance as of beginning of period	$19,395	$7,610
Provision for loan losses	2,135	11,785
Net charge offs	—	—

Balance as of end of period	$21,530	$19,395

In addition, we maintained an allowance for losses on unfunded loan commitments as of March 31, 2007 and December 31, 2006 of $1.4 million and $1.2 million, respectively.

Borrowings and Liquidity

As of March 31, 2007 and December 31, 2006, we had outstanding borrowings totaling $1.7 billion and $1.4 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and corporate debt and repurchase obligations have supported our loan growth.

As of March 31, 2007, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Repurchase agreements	N/A	$26,856	N/A	Less than 1 year
Credit facilities	$1,075,000	852,410	$222,590	2007 – 2011
Term debt	799,572	784,725	14,847	2018 – 2022

Total	$1,874,572	$1,663,991	$237,437

As of March 31, 2007, we were in compliance with all covenants to which we are subject under our various borrowing agreements. These covenants vary depending on the type of facility and are customary for facilities of this type.

Repurchase agreements

We enter into sales of securities under agreements to repurchase with customers and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At March 31, 2007 and December 31, 2006, we had repurchase agreements outstanding with a total carrying value of $26.9 million and $34.5 million, respectively. At March 31, 2007, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 5.93%. Debt securities with a market value of $38.1 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at March 31, 2007 and December 31, 2006, respectively.

Credit facilities

As of March 31, 2007 the Company had four credit facilities: (i) a $400.0 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), (ii) a $400.0 million credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”), (iii) a $200.0 million credit facility with IXIS Financial Porducts, Inc. (“IXIS”) and (iv) a $75.0 million facility with IXIS.

The Wachovia credit facility was increased to $400.0 million pursuant to an amendment entered into on February 16, 2007 and has a principal outstanding balance as of March 31, 2007 of $317.8 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 5.35% at March 31, 2007. This facility is scheduled to mature on August 8, 2009. Pursuant to terms of this facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

The Citigroup credit facility was increased to $400.0 million pursuant to an amendment entered into on March 29, 2007 and has a principal outstanding balance as of March 31, 2007 of $299.5 million. The amendment also extended the maturity date from December 31, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.32% at March 31, 2007. In addition, the Company issued a demand note to the facility for up to $30.0 million. Pursuant to the terms of this facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

The Company has a $200.0 million credit facility agreement with IXIS that had an outstanding balance of $182.7 million as of March 31, 2007. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.15% at March 31, 2007. The facility is scheduled to mature on March 21, 2011Pursuant to the terms of this facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

The Company has a $75.0 million credit facility with agreement with IXIS that had an outstanding balance was $52.5 million as of March 31, 2007. The facility is scheduled to mature on August 24, 2007. Pursuant to the terms of this facility, NewStar must comply with various covenants and at March 31, 2007, NewStar was in compliance with all such covenants.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and sold and contributed $375.0 million in loans and other debt products, or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.3 million of notes, including variable funding notes to institutional investors, and issued $31.7 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $364.1 million at March 31, 2007. Outstanding drawn notes at March 31, 2007 were $332.5 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	69,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,370	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	24,372	4.75	BB/Ba2/BB

Total notes	343,352	332,474
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$364,122

(1)	These ratings were given in August 2005 and are subject to change from time to time.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $356.9 million in loans and other debt products to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $496.0 million at March 31, 2007. Outstanding drawn notes at March 31, 2007 were $452.3 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	36,000	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	452,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$496,000

(1)	These ratings were given in June 2006 and are subject to change from time to time.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2007:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Repurchase agreements	$26,856	$—	$—	$—	$26,856
Credit facilities	52,500	617,250	182,660	—	852,410
Term debt	—	—	—	784,725	784,725
Non-cancelable operating leases	756	1,912	—	—	2,668

Total	$80,112	$619,162	$182,660	$784,725	$1,666,659

Amounts for credit facilities, term debt and corporate debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

On March 12, 2007, we entered into a contract to sublease an additional 15,116 square feet of office space at our corporate headquarters in Boston, MA. The sublease commences May 15, 2007 and terminates February 28, 2013.

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At March 31, 2007, we had $337.0 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2007 we had $8.7 million of standby letters of credit.

Critical Accounting Policies

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market values of our investment in debt securities, available-for-sale, investment in debt securities, trading and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of March 31, 2007 and December 31, 2006, investments in debt securities available-for-sale totaled $183.0 million and $203.1 million, respectively, and our net unrealized loss on those debt securities totaled $17.3 million and $3.5 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2007. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(3,357)
Increase of	100	3,357

As shown above, we estimate that a decrease in interest rates of 100 basis points would have resulted in a decrease of $3.4 million in our annualized net interest income. We estimate that an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $3.4 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Sublease between Massachusetts Financial Services Company and the Company, as tenant, dated as of February 1, 2007.	Filed herewith.

10(b)(1)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Filed herewith.

10(b)(2)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Filed herewith.

10(c)(1)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Filed herewith.

10(c)(2)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Filed herewith.

10(c)(3)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 10, 2007	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Sublease between Massachusetts Financial Services Company and the Company, as tenant, dated as of February 1, 2007.	Filed herewith.

10(b)(1)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Filed herewith.

10(b)(2)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Filed herewith.

10(c)(1)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Filed herewith.

10(c)(2)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Filed herewith.

10(c)(3)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.