Form 10-Q
period 2007-06-30
NewStar Financial, Inc.
filed 2007-08-08
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 36,254,443 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2007	December 31, 2006
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$79,297	$103,269
Restricted cash	166,120	40,174
Residual interest in securitization	29,677	—
Investments in debt securities, available-for-sale	41,446	203,121
Loans held-for-sale	132,908	62,620
Loans, net	1,778,437	1,437,832
Deferred financing costs, net	15,956	11,614
Interest receivable	12,967	19,849
Property and equipment, net	1,683	961
Deferred income taxes, net	8,531	14,705
Income tax receivable	7,683	—
Other assets	15,086	21,047

Total assets	$2,289,791	$1,915,192

Liabilities:
Repurchase agreements	$6,448	$34,535
Credit facilities	604,172	625,910
Term debt	1,198,225	774,225
Accrued interest payable	20,014	23,200
Accounts payable	285	4,315
Income tax payable	—	4,166
Other liabilities	26,180	25,426

Total liabilities	1,855,324	1,491,777

Stockholders’ equity:
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2007 and 2006;
Shares issued: 36,257,027 in 2007 and 36,257,847 in 2006;
Shares outstanding 36,249,443 in 2007 and 36,257,847 in 2006	363	363
Additional paid-in capital	472,825	463,925
Retained deficit	(37,610)	(38,582)
Common stock held in treasury, at cost $0.01 par value; 7,584 shares in 2007	(104)	—
Accumulated other comprehensive loss, net	(1,007)	(2,291)

Total stockholders’ equity	434,467	423,415

Total liabilities and stockholders’ equity	$2,289,791	$1,915,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$50,575	$25,164	$96,063	$44,080
Interest expense	27,269	14,874	50,806	25,840

Net interest income	23,306	10,290	45,257	18,240
Provision for credit losses	2,490	2,841	4,802	4,244

Net interest income after provision for credit losses	20,816	7,449	40,455	13,996

Non-interest income:
Fee income	4,290	933	6,843	1,743
Asset management income	1,251	206	2,215	273
Gain on derivatives	270	465	354	722
Gain (loss) on sale of loans and debt securities	(4,342)	24	(4,267)	28
Loss on investments in debt securities	(1,486)	––	(16,348)	––
Other income	449	355	918	790

Total non-interest income	432	1,983	(10,285)	3,556

Operating expenses:
Compensation and benefits	12,494	5,096	23,026	10,450
Occupancy and equipment	610	416	1,102	796
General and administrative expenses	2,497	1,592	4,436	2,864

Total operating expenses	15,601	7,104	28,564	14,110

Income before income taxes	5,647	2,328	1,606	3,442
Income tax expense	2,229	989	634	1,462

Net income	$3,418	$1,339	$972	$1,980

Basic income per share	$0.09	$0.09	$0.03	$0.16
Diluted income per share	0.09	0.09	0.03	0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
						Net Unrealized Loss on Investments	Net Unrealized Gain (Loss) on Derivatives
	($ in thousands)
Balance at January 1, 2007	$—	$363	$463,925	$(38,582)	$—	$(1,977)	$(314)	$423,415
Net income	—	—	—	972	—	—	—	972
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $5,721	—	—	—	—	—	(8,565)	—	(8,565)
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	—	9,600	—	9,600
Net unrealized derivatives gains, net of tax expense of $161	—	—	—	—	—	—	249	249

Total comprehensive income								2,256
Shares reacquired from employee transactions	—	—	—	—	(104)	—	—	(104)
Amortization of restricted common stock awards	—	—	7,159	—	—	—	—	7,159
Amortization of stock option awards	—	—	1,741	—	—	—	—	1,741

Balance at June 30, 2007	$—	$363	$472,825	$(37,610)	$(104)	$(942)	$(65)	$434,467

						Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives	Total Stockholders’ Equity
Balance at January 1, 2006	$109	$—	$108,891	$(11,401)	$—	$(641)	$––	$96,958
Net income	—	—	—	1,980	—	—	—	1,980
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $415	—	—	—	—	—	(599)	—	(599)

Total comprehensive income								1,381
Net proceeds from issuance of preferred stock	57	—	56,943	—	—	—	—	57,000

Balance at June 30, 2006	$166	$—	$165,834	$(9,421)	$—	$(1,240)	$—	$155,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income	$972	$1,980
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	4,802	4,244
Depreciation and amortization and accretion	(5,093)	(2,050)
Amortization of debt issuance costs	1,495	1,598
Equity compensation expense	8,900	—
Net loss on debt investments	16,348	—
Net realized loss on loans and debt securities	4,267	—
Initial deposit to securitization trust	(34,540)	—
Net change in deferred taxes	5,149	712
Net change in loans held-for-sale	(70,288)	(33,090)
Net change in interest receivable	6,882	(5,984)
Net change in other assets	(1,350)	(6,299)
Net change in interest payable	(3,207)	4,483
Net change in accounts payable and other liabilities	(7,827)	2,482

Net cash used in operating activities	(73,490)	(31,924)

Cash flows from investing activities:
Net change in restricted cash	(125,946)	(140,443)
Net change in loans	(349,019)	(325,393)
Purchase of debt securities available-for-sale	(156,292)	(54,059)
Proceeds from repayments of debt securities available-for-sale	143,746	15,151
Proceeds from sales of debt securities available-for-sale	157,007	—
Proceeds from sale of loans	12,704	—
Acquisition of property and equipment	(938)	(184)

Net cash used in investing activities	(318,738)	(504,928)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	––	57,000
Borrowings under repurchase agreements, net	(28,065)	(25,633)
Borrowings on credit facilities	815,887	616,410
Repayment of borrowings on credit facilities	(837,625)	(530,300)
Issuance of term debt	446,000	456,250
Repayment of term debt	(22,000)	(28,000)
Payment of deferred financing costs	(5,837)	(5,973)
Purchase of treasury stock	(104)	––

Net cash provided by financing activities	368,256	539,754

Net increase in cash during the period	(23,972)	2,902
Cash and cash equivalents at beginning of period	103,269	1,423

Cash and cash equivalents at end of period	$79,297	$4,325

Supplemental cash flows information:
Interest paid	$54,012	$21,357
Taxes paid	7,142	35
Decrease in fair value of investments in debt securities	14,286	(599)

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

On July 15, 2004, NewStar Financial, Inc. became the successor to Novus Capital LLC.

The Company’s wholly owned subsidiaries and their purposes as of June 30, 2007 were as follows:

Entity	Purpose
NewStar CP Funding, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Short-Term Funding, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Warehouse Funding 2005, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Structured Finance Opportunities, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Structured Finance Opportunities II, LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.

NewStar Trust 2005-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Commercial Loan Trust 2006-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Commercial Loan Trust 2007-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

NewStar Financial California, LLC	Operating subsidiary established to engage in commercial lending activities in the State of California.

NewStar Securities Corporation, Inc	Operating subsidiary established as a Massachusetts tax advantaged corporation to buy and hold securities on behalf of the Company.

NewStar Concentration LLC.	Single-purpose, bankruptcy-remote subsidiary established in accordance with an intercreditor agreement with other wholly owned subsidiaries of the Company.

NewStar ArcTurus LLC.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility for the issuance of term debt.

NewStar Asset Management LLC.	Operating subsidiary established to engage in various asset management activities.

NewStar Hereford LLC.	Operating subsidiary established to engage in various commercial lending activities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) valuation of investments and residual interest in securitization, (iii) determination of other than temporary and temporary impairments and (iv) recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities using either an amortization- or fair value-based method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities. Implementation of the standard did not have a material effect on our results of operations or financial position.

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

At June 30, 2007 and December 31, 2006, outstanding balances of loans held-for-sale were as follows:

	June 30, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$112,751	$45,793
Structured Products	5,000	4,903
Commercial Real Estate	15,586	12,581

Gross loans held-for-sale	133,337	63,277
Deferred loan fees, net	(429)	(657)

Total loans held-for-sale	$132,908	$62,620

As of June 30, 2007 and December 31, 2006, loans consisted of the following:

	June 30, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$1,376,069	$1,137,315
Structured Products	120,219	111,570
Commercial Real Estate	316,073	218,153

Gross loans	1,812,361	1,467,038
Deferred loan fees, net	(10,343)	(9,811)
Allowance for loan losses	(23,581)	(19,395)

Total loans, net	$1,778,437	$1,437,832

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

During the six months ended June 30, 2007, we sold four loans for an aggregate gain of $0.1 million.

There were no non-accrual or delinquent loans outstanding at June 30, 2007.

A summary of the activity in the allowance for credit losses is as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance, beginning of year	$20,570	$8,035
Provision for credit losses	4,802	12,535
Loans charged off, net of recoveries	—	—

Balance, end of period	$25,372	$20,570

In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. As of June 30, 2007 and December 31, 2006, the Company had no impaired loans.

Included in the allowance for credit losses at June 30, 2007 and December 31, 2006 is an allowance for unfunded commitments of $1.8 million and $1.2 million, respectively, which is recorded as a component of other liabilities on the consolidated balance sheet with changes recorded in the provision for credit losses on the consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of June 30, 2007 and December 31, 2006 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	($ in thousands)
Interest collection on loans pledged to credit facilities	$107,099	$7,137
Principal and interest collections on loans held in trust and prefunding amounts	55,580	26,382
Customer escrow accounts	3,441	6,655

Total	$166,120	$40,174

Note 5. Investments in Debt Securities, Available-for-Sale

On June 29, 2007, the Company completed the sale of 50 investments in debt securities with an amortized cost of approximately $175.2 million and recognized a $4.4 million loss on the sale. The Company retained a 14.3% residual interest in the investments in the debt securities sold (see Note 6).

Amortized cost of investments in debt securities as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	($ in thousands)
Investments in debt securities - gross	$45,556	$217,314
Unamortized discount	(2,541)	(10,918)

Investments in debt securities - amortized cost	$43,015	$206,396

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2007 and December 31, 2006 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2007:
Debt securities	$43,015	$74	$(1,643)	$41,446

	$43,015	$74	$(1,643)	$41,446

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2006:
Debt securities	$206,396	$235	$(3,510)	$203,121

	$206,396	$235	$(3,510)	$203,121

During the six months ended June 30, 2007, the Company deemed ten debt securities in its residential mortgage-backed portfolio to be other-than-temporarily impaired and as such recorded a $16.3 million charge to non-interest income. Nine of these securities were sold as part of the securities portfolio sale of 50 debt securities. The one remaining debt security is carried with a fair value of $0.6 million.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of June 30, 2007:

	June 30, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	2	4
Fair value	$2,433	$2,705	$5,138
Amortized cost	3,196	3,585	6,781

Unrealized loss	$763	$880	$1,643

As of June 30, 2007, four of the Company’s investments in debt securities, which had an amortized cost of $6.8 million, included an unrealized loss of $1.6 million and were deemed to be temporarily impaired by the Company. As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at June 30, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s review process, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2007 and December 31, 2006 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	June 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$14,519	$13,606	$22,698	$22,431
Due after one year through five years	5,561	5,561	91,788	91,008
Due after five years through ten years	22,935	22,279	91,910	89,682

Total	$43,015	$41,446	$206,396	$203,121

Note 6. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. When the Company sold the securities and loans, it retained a 14.3% subordinated interest the securitized assets. The loss on sale of the securities and loans was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quote market prices are generally not available for retained interests, so the Company estimated the fair value of its retained interest based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its subordinated interest and no servicing asset or liability was recorded. The Company’s retained interests are subordinate to investor’s interests. The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of debtor to pay when due. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of residential mortgage-backed securities (“RMBS”), the $10.4 million other debt product that the Company described in its 2006 Annual Report on Form 10-K as having a potential credit issue, $50.9 million of other debt products and $12.7 million of loans. The fair value residual interest in the assets sold had a fair value of $29.7 million at June 30, 2007. Any change in the fair value of the residual interest will be recorded in the consolidated statement of operations. The residual interest represents the full extent of the Company’s continued financial exposure to the assets sold. At June 30, 2007, the Company estimated the fair value of the residual interest assuming a weighted average discount rate of 15%, a prepayment speed of 16% and a default rate of 7%.

Note  7. Derivative Financial Instruments

During 2006, the Company entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR based debt. The interest rate swap agreements have a combined notional value of $41.8 million and are effective from June 30, 2006 through July 1, 2015. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2007, the Company recorded hedge ineffectiveness of approximately $16,600 which is included in gain on derivatives in the consolidated statements of operations.

Note 8. Repurchase Agreements

Securities sold under agreements to repurchase	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Outstanding at end of period	$6,448	$34,535
Maximum outstanding at any month end	32,035	58,399
Average balance for the period	23,533	38,538
Weighted average rate at end of period	6.27%	5.99%

The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. At June 30, 2007 and December 31, 2006, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $13.7 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at June 30, 2007 and December 31, 2006, respectively.

Note 9. Borrowings

Credit Facilities

At December 31, 2004, the Company had a $450 million joint loan sale and servicing agreement with Wachovia Capital Markets, LLC (“Wachovia”), and CDC Commercial Products, Inc. Interest on the credit facility was accrued at the commercial paper rate, as defined by the lender. During 2005 the Company amended this facility to reduce it to a $300 million facility with Wachovia and established a $300 million credit facility with Citigroup Global Markets Realty Corp. as the note purchaser, and a $50 million facility with IXIS Financial Products Inc. (“IXIS”) as the administrative agent discussed below.

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. In addition, NewStar must comply with various covenants the breach of which could result in a termination event. At June 30, 2007, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.01% at June 30, 2007. This facility is scheduled to mature on August 8, 2009. As of June 30, 2007, the outstanding balance under this credit facility was $341.5 million.

In connection with the $50.0 million IXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, we formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 80% of the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. In addition, NewStar Short-Term Funding, LLC must comply with various covenants the breach of which could result in a termination event. At June 30, 2007, NewStar Short-Term Funding, LLC was in compliance with all such covenants. As of June 30, 2007, the outstanding balance was $17.5 million. The facility is scheduled to mature on August 24, 2007.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. In addition, NewStar must comply with various covenants the breach of which could result in a termination event. At June 30, 2007, NewStar was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million and extend the maturity date from December 30, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.92% at June 30, 2007. As of June 30, 2007, the outstanding balance was $200.0 million. In addition, the Company issued a demand note to the facility for up to $30 million.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with IXIS. In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale/transfer of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. (See Note 6)

On May 1, 2007, the Company formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently in its “warehousing” stage and is financing the acquisition of loans through participation interests acquired by Citigroup Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I . Interest on this facility accrues at a variable rate per annum which was 5.82% at June 30, 2007. As of June 30, 2007, the outstanding balance was $45.2 million.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments, or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.3 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $347.6 million at June 30, 2007.

	Notes originally issued	Outstanding balance June 30, 2007	Interest rate	Original maturity	Ratings (S&P/ Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	53,130	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,371	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	24,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$315,975

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and may initially contribute up to $500 million in loans and investments, or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 CLO Trust’s trust certificates. The notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $480.0 million at June 30, 2007.

	Notes originally issued	Outstanding balance June 30, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	20,000	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	13,750	Libor +1.75%	March 30, 2022	BBB-/Baa3/BBB-

	$456,250	$436,250

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and may initially contribute up to $600 million in loans and investments, or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $500.0 million at June 30, 2007.

	Notes originally issued	Outstanding balance June 30, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	––	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$446,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Note 10. Stockholders’ Equity

Stockholders’ Equity

The Company’s authorized capital consists of common stock. As of June 30, 2007, the following common stock was authorized and outstanding:

	June 30, 2007
	Shares authorized	Shares outstanding
	(In thousands)
Common stock	145,000	36,249

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

Class A Common Stock

Class A Common Stock issued and outstanding at June 30, 2006 was 3,885,671 shares. Members of management and certain employees purchased an aggregate of 3,885,671 shares of NewStar’s Class A Common Stock for $0.01 per share that were subject to documents governing issuance dated as of June 17, 2004, July 22, 2004, February 4, 2005 and August 22, 2005. The holders of Class A Common Stock were entitled to one vote for each share held. Class A Common Stock was convertible into shares of common stock upon an initial public offering and contemplated the issuance of additional equity instruments upon the occurrence of certain specified conditions, (“Class A Common”). In connection with the Company’s initial public offering, on December 13, 2006, the Class A Common converted into 1,566,322 shares of restricted common stock.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the prospective transition method. As such, SFAS 123R is applied only to awards granted, modified, repurchased, or cancelled after January 1, 2006. The prospective method of adoption does not permit SFAS 123R to be applied to the nonvested portion of awards outstanding at the date of initial application. In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Common Stock

In connection with the Company’s initial public offering on December 13, 2006, the Company issued and sold 12,000,000 shares of its common stock. On December 19, 2006, the underwriters of the initial public offering purchased an additional 1,800,000 shares of the Company’s common stock.

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock had a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock vest ratably over a four-year service period. Restricted stock activity for the six months ended June 30, 2007 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2006	2,180,067	$37,061
Granted	4,000	65
Vested	(338,682)	(5,758)
Forfeited	(12,404)	(211)

Non-vested as of June 30, 2007	1,832,981	$31,157

The Company recognized $3.6 million and $7.2 million of compensation expense related to restricted stock during the three and six months ended June 30, 2007. The unrecognized compensation cost of $20.1 million at June 30, 2007 is expected to be recognized over approximately the next five years.

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

In connection with the Company’s initial public offering, stock options exercisable for an aggregate 3,287,365 shares of common stock were issued to certain employees of the Company. The options were subject to a 180 day underwriter’s lock up agreement that expired in June 2007. Stock options exercisable for an aggregate of 2,613,615 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and were 60% vested at the IPO with the remaining 40% to vest ratably over a four-year service period. The remaining options for 673,750 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and vest ratably over a four-year service period.

Stock option activity for the six months ended June 30, 2007 was as follows:

Options
Outstanding as of January 1, 2007	3,276,642
Granted	97,000
Exercised	—
Forfeited	(27,250)

Outstanding as of June 30, 2007	3,346,392

Vested or expected to vest as of June 30, 2007	—

Exercisable as of June 30, 2007	—

For the six months ended June 30, 2007, the weighted average grant date fair value of options granted was $6.34. As of June 30, 2007, the total unrecognized compensation cost related to nonvested options granted was $5.2 million. This cost is expected to be recognized over a weighted average period of three years. During the three and six months ended June 30, 2007, the Company recognized compensation expense of $0.8 million and $1.7 million related to its stock options.

Note 11. Income Per Share

The components of income per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of a 1 for 2.4808 reverse stock split that occurred in connection with the initial public offering.

Accordingly, the income per share is calculated to include 14,699,530 and 12,622,329 shares of common stock for the three and six months ended June 30, 2006, respectively, as if issued and outstanding for the periods to reflect the above conversions.

The computations of basic and diluted income per share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Net income	$3,418	$1,339	$972	$1,980

Denominator:
Denominator for basic loss per common share	36,258	14,700	36,258	12,623

Denominator:
Denominator for diluted loss per common share	36,258	14,700	36,258	12,623
Potentially dilutive securities—options	—	—	—	—
Potentially dilutive securities—warrants	419	521	508	521

Total weighted average diluted shares	36,677	15,221	36,766	13,144

Weighted average stock options of 3,331,351 and 3,305,327 were not included in the computation of diluted income per share for the three and six months ended June 30, 2007, respectively, due to the fact that the results would be anti-dilutive.

Note 12. Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2007	December 31, 2006
	($ in thousands)
Unused lines of credit	$442,330	$302,856
Standby letters of credit	11,770	6,990

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three and six months ended June 30, 2007 was $0.1 million and $0.6 million, respectively, and for the three and six months ended June 30, 2006 the expense was $0.1 million and $0.4 million, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2007, the Fund paid the Company $1.3 million and $2.2 million of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At June 30, 2007, the loan balance outstanding and amount of committed funds were $13.2 million and $14.7 million, respectively.

In June 2007, the Company made a loan based on market terms to a company which is partially-owned by a related party. At June 30, 2007, the loan balance outstanding and amount of committed funds were $13.4 million and $15.9 million, respectively.

Note 15. Subsequent Events

On August 3, 2007, the Company entered into Amendment No. 9, dated as of August 8, 2007, to the Amended and Restated Sale and Servicing Agreement dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer and each conduit purchaser and purchaser agents thereto from time to time. Among other things, the amendment extended the maturity date of this facility to August 4, 2010.

On August 8, 2007, the Company entered into Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, IXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee. The amendment extended the maturity date of this facility to November 24, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Part II Item 1A of this Form 10-Q, Item 1A of our Form 10-K for the year ended December 31, 2006 as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document and we undertake no obligation to update or revise these statements, except as may be required by law.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Overview

NewStar’s basic and diluted income per share for the three and six months ended June 30, 2007 was $0.09 and $0.03, respectively, on net income of $3.4 million and $1.0 million, respectively compared to net income of $1.3 million and $2.0 million for the three and six months ended June 30, 2006. During the first six months of 2007, our managed loan portfolio grew to $2.5 billion from $1.9 billion at December 31, 2006. During the first six months of 2007, loans owned by the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”) increased $165.8 million to $449.1 million at June 30, 2007. On June 29, 2007, the Company completed the sale of investments in debt securities and loans with an amortized cost of approximately $187.9 million and recognized a $4.4 million loss on the sale. The Company retained a 14.3% residual interest in the debt securities sold.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 9.65% and 9.71% for the three and six months ended June 30, 2007, compared to 9.80% and 9.63% for the three and six months ended June 30, 2006. The decrease in loan portfolio yield was primarily driven by an increase in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.22% and 4.35% for the three and six months ended June 30, 2007 compared to 3.81% and 3.84% for the three and six months ended June 30, 2006. The primary factors impacting net interest margin are changes in our debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 65.73% and 81.68% for the three and six months ended June 30, 2007, up from 57.88% and 64.74% for the three and six months ended June 30, 2006. The increase in our efficiency ratio was primarily due to $16.3 million impairment charges on investments in debt securities, offset by a significant increase in net interest income and fee income, as a result of the significant growth in our loan portfolio.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.40% as of June 30, 2007 and 1.27% as of June 30, 2006.

Delinquent loan rate

Delinquent loan rate is defined as total delinquent loans divided by outstanding gross loans. As of June 30, 2007, we did not have any delinquent loans.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.62% and 0.09% for the three and six months ended June 30, 2007. Return on average assets for the three and six months ended June 30, 2006 was 0.49% and 0.41%.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.22% and 0.46% for the three and six months ended June 30, 2007. Return on average equity for the three and six months ended June 30, 2006 was 3.62% and 3.08%.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three and six months ended June 30, 2007 and 2006 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Net interest income:
Interest income	$50,575	$25,164	$96,063	$44,080
Interest expense	27,269	14,874	50,806	25,840

Net interest income	23,306	10,290	45,257	18,240
Provision for credit losses	2,490	2,841	4,802	4,244

Net interest income after provision for credit losses	20,816	7,449	40,455	13,996

Non-interest income:
Fee income	4,290	933	6,843	1,743
Asset management income	1,251	206	2,215	273
Gain on derivatives	270	465	354	722
Gain (loss) on sale of loans	(4,342)	24	(4,267)	28
Loss on investments in debt securities	(1,486)	—	(16,348)	—
Other income	449	355	918	790

Total non-interest income	432	1,983	(10,285)	3,556

Operating expenses:
Compensation and benefits	12,494	5,096	23,026	10,450
Occupancy and equipment	610	416	1,102	796
General and administrative expenses	2,497	1,592	4,436	2,864

Total operating expenses	15,601	7,104	28,564	14,110

Income before income taxes	5,647	2,328	1,606	3,442
Income tax expense	2,229	989	634	1,462

Net income	$3,418	$1,339	$972	$1,980

Comparison of the Three Months Ended June 30, 2007 and 2006

Interest income. Interest income increased $25.4 million, to $50.6 million for the three months ended June 30, 2007 from $25.2 million for the three months ended June 30, 2006. The increase was primarily due to growth in average interest earning assets of $1.1 billion, offset by a decrease in the yield on average interest earning assets to 9.16% from 9.31% primarily driven by decrease in spreads on new volume and to a lesser extent mix of earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $820.6 million since June 30, 2006.

Interest expense. Interest expense increased $12.4 million, to $27.3 million for the three months ended June 30, 2007 from $14.9 million for the three months ended June 30, 2006. The increase was primarily due to an increase in average borrowings of $814.1 million from June 30, 2006 to fund growth in interest earning assets, offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 6.26% from 6.40%, was primarily attributable to negotiated lower borrowing spreads on our credit facilities and a greater reliance on lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.22% for the three months ended June 30, 2007 from 3.81% for the three months ended June 30, 2006. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, offset by a decrease in our average yield on interest earning assets. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.90% from 2.91%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,214,635	$50,575	9.16%	$1,083,706	$25,164	9.31%
Total interest bearing liabilities	1,746,340	27,269	6.26	932,242	14,874	6.40

Net interest spread		$23,306	2.90%		$10,290	2.91%

Net interest margin			4.22%			3.81%

Provision for credit losses. The provision for credit losses decreased to $2.5 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006. The decrease in the provision was primarily due to the change in the mix of the loans in our loan portfolio.

Non-interest income. Non-interest income decreased $1.6 million, to $0.4 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The decrease is primarily due to a $4.3 million loss on sale of loans and securities and a $1.5 million impairment charge on two of our investments in debt securities in our residential mortgage-backed securities (“RMBS”) portfolio resulting from a severe correction of the RMBS market, offset by an additional $3.4 million in fee income and $1.0 million in management and performance fees related to the NCOF. On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a fair value residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007. The residual interest includes the present value of the expected future cash flows that we will receive from its retained interest. Any change in the fair value of the residual interest will be recorded in the consolidated statement of operations. The residual interest represents the full extent of our continued financial exposure to the assets sold.

Operating expenses. Operating expenses increased $8.5 million, to $15.6 million for the three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006. Employee compensation and benefits increased $7.4 million primarily as a result of the non-cash compensation charge of $4.5 million related to restricted stock grants made since our inception, including equity awards made in connection with our initial public offering and higher employee headcount. The remaining $1.1 million increase in operating expenses was attributable to an increase of $0.9 million in general and administrative expense and $0.2 million in occupancy and equipment expenses. The increase in general and administrative expenses is primarily due to $0.6 million increase in professional fees and $0.3 million increase in insurance expense.

Income taxes. We account for income taxes consistent with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for the financial statement and income tax purposes, as determined under applicable tax laws and rates.

For the three months ended June 30, 2007, we provided for income taxes based on an effective tax rate of 39.5%, and for the three months ended June 30, 2006 we provided for income taxes based on a tax rate of 42.5%. Our effective rate for the three months ended June 30, 2007 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. The decline in the effective tax rate is primarily due to the relative impact of state taxes between the periods. As of June 30, 2007 and December 31, 2006, we had net deferred tax assets of $8.5 million and $14.7 million, respectively.

Comparison of the Six Months Ended June 30, 2007 and 2006

Interest income. Interest income increased $52.0 million, to $96.1 million for the six months ended June 30, 2007 from $44.1 million for the six months ended June 30, 2006. The increase was primarily due to growth in average interest earning assets to $2.1 billion, offset by a decrease in the yield on average interest earning assets to 9.24% from 9.28% primarily driven by decrease in spreads on new volume and to a lesser extent mix of earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $820.6 million since June 30, 2006.

Interest expense. Interest expense increased $25.0 million, to $50.8 million for the six months ended June 30, 2007 from $25.8 million for the six months ended June 30, 2006. The increase was primarily due to an increase in average borrowings of $808.4 million from June 30, 2006 to fund growth in interest earning assets, offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 6.27% from 6.32%, was primarily attributable to negotiated lower borrowing spreads on our credit facilities and a greater reliance on lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.35% for the six months ended June 30, 2007 from 3.84% for the six months ended June 30, 2006. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, offset by a decrease in our average yield on interest earning assets. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, remained constant at 2.97%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,097,162	$96,063	9.24%	$957,509	$44,080	9.28%
Total interest bearing liabilities	1,633,532	50,806	6.27	825,097	25,840	6.32

Net interest spread		$45,257	2.97%		$18,240	2.97%

Net interest margin			4.35%			3.84%

Provision for credit losses. The provision for credit losses increased to $4.8 million for the six months ended June 30, 2007 from $4.2 million for the six months ended June 30, 2006. The increase in the provision was primarily due to the growth of our loan portfolio.

Non-interest income. Non-interest income decreased $13.8 million, to $(10.3) million for the six months ended June 30, 2007 from $3.6 million for the six months ended June 30, 2006. The decrease is primarily due to a $16.3 million impairment charge on our investments in debt securities in our RMBS portfolio resulting from a severe correction of the RMBS market, a $4.3 million loss on sale of loans and securities, offset by an additional $5.1 million in fee income and $1.9 million in management and performance fees related to the NCOF.

Operating expenses. Operating expenses increased $14.5 million, to $28.6 million for the six months ended June 30, 2007 from $14.1 million for the six months ended June 30, 2006. Employee compensation and benefits increased $12.6 million primarily as a result of the non-cash compensation charge of $8.9 million related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and higher employee headcount. The remaining $1.9 million increase in operating expenses was attributable to an increase of $1.6 million in general and administrative expense and $0.3 million in occupancy and equipment expenses. The increase in general and administrative expenses is primarily due to $0.7 million increase in professional fees, $0.5 million increase in insurance expense and $0.2 million related to board of directors expenses.

Income taxes. For the six months ended June 30, 2007, we provided for income taxes based on an effective tax rate of 39.5%, and for the six months ended June 30, 2006 we provided for income taxes based on a tax rate of 42.5%. Our effective rate for the six months ended June 30, 2007 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. The decline in the effective tax rate is primarily due to the relative impact of state taxes between the periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, borrowings under our repurchase agreements, credit facilities, term debt securitizations and proceeds from equity offerings. We believe these sources together will be sufficient to fund our operations, projected lending activities and other short-term liquidity needs. Our future liquidity needs will be determined primarily based on the growth rate in our loan portfolio. To fund our loan portfolio growth, we anticipate that we will need to incur additional indebtedness, enter into additional term debt securitizations or raise equity capital. We may need to raise additional debt or equity capital sooner if our loan portfolio grows faster than anticipated or if our cash flow from operations is lower than expected. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense.

Cash and Cash Equivalents

As of June 30, 2007 and December 31, 2006, we had $79.3 million and $103.3 million, respectively, in cash and cash equivalents. Cash received from our initial public offering represented a large portion of our cash balance at June 30, 2007. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $166.1 million and $40.2 million of restricted cash as of June 30, 2007 and December 31, 2006, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts cash is limited to funding the growth of our loan portfolio or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2007.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection.

If a loan is 31 days or more past due we will categorize the loan as delinquent. As of June 30, 2007, we did not have any delinquent loans.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of June 30, 2007 and December 31, 2006 was $23.6 million and $19.4 million, or 1.30% and 1.32% of loans, gross, respectively. With the growth of the loans in our loan portfolio, many of the loans are not seasoned and, therefore, charge offs likely will occur in the future.

Activity in the allowance for loan losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 was as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance as of beginning of period	$19,395	$7,610
Provision for loan losses	4,186	11,785
Net charge offs	—	—

Balance as of end of period	$23,581	$19,395

In addition, we maintained an allowance for losses on unfunded loan commitments as of June 30, 2007 and December 31, 2006 of $1.8 million and $1.2 million, respectively, resulting in an allowance for credit losses of 1.40% of outstanding loans at each respective period.

Borrowings and Liquidity

As of June 30, 2007 and December 31, 2006, we had outstanding borrowings totaling $1.8 billion and $1.4 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of June 30, 2007, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Repurchase agreements	N/A	$6,448	N/A	Less than 1 year
Credit facilities	$1,275,000	604,172	$670,828	2007 – 2011
Term debt	1,345,572	1,198,225	147,347	2018 – 2022

Total	$2,620,572	$1,808,845	$818,175

We must comply with various covenants the breach of which could result in a termination event, and at June 30, 2007, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type.

Repurchase agreements

We enter into sales of securities under agreements to repurchase with customers and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At June 30, 2007 and December 31, 2006, we had repurchase agreements outstanding with a total carrying value of $6.4 million and $34.5 million, respectively. At June 30, 2007, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 6.27%. Debt securities with a market value of $13.7 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at June 30, 2007 and December 31, 2006, respectively.

Credit facilities

As of June 30, 2007, we had four credit facilities: (i) a $400.0 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), (ii) a $400.0 million credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”), (iii) a $400.0 million credit facility with Citigroup Financial Products Inc. and (iv) a $75.0 million facility with IXIS Financial Products, Inc. (“IXIS”).

The Wachovia credit facility was increased to $400.0 million pursuant to an amendment entered into on February 16, 2007 and has a principal outstanding balance as of June 30, 2007 of $341.5 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.01% at June 30, 2007. This facility is scheduled to mature on August 8, 2009. On August 3, 2007, we entered into an amendment dated August 8, 2007 which, among other things, extended the maturity date of this facility to August 4, 2010.

The Citigroup credit facility was increased to $400.0 million pursuant to an amendment entered into on March 29, 2007 and has a principal outstanding balance as of June 30, 2007 of $200.0 million. The amendment also extended the maturity date from December 31, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.92% at June 30, 2007. In addition, the Company issued a demand note to the facility for up to $30.0 million.

On May 1, 2007, we formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently in its “warehousing” stage and is financing the acquisition of loans through participation interests acquired by Citigroup Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I . Interest on this facility accrues at a variable rate per annum which was 5.82% at June 30, 2007. As of June 30, 2007, the outstanding balance was $45.2 million.

We have a $75.0 million credit facility with agreement with IXIS that had an outstanding balance was $17.5 million as of June 30, 2007. The facility is scheduled to mature on August 24, 2007. On August 8, 2007 we entered into an amendment which extended the maturity date of this facility to November 24, 2007.

On March 21, 2006 we entered into a $200 million credit facility agreement with IXIS. In connection with this facility, we formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale/transfer of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and sold and contributed $375.0 million in loans and other debt products, or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.3 million of notes, including variable funding notes to institutional investors, and issued $31.7 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $347.6 million at June 30, 2007. Outstanding drawn notes at June 30, 2007 were $316.0 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	53,130	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,371	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	24,372	4.75	BB/Ba2/BB

Total notes	343,352	315,975
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$347,623

(1)	These ratings were given in August 2005 and are subject to change from time to time.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $356.9 million in loans and other debt products to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $480.0 million at June 30, 2007. Outstanding drawn notes at June 30, 2007 were $436.3 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	20,000	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	436,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$480,000

(1)	These ratings were given in June 2006 and are subject to change from time to time.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and other debt products, to the 2007-1 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2007-1 CLO Trust issued $546.0 million of notes, including variable funding notes, to institutional investors and issued $54.0 million of trust certificates of which we retained 100%. The notes are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $500.0 million at June 30, 2007. Outstanding drawn notes at June 30, 2007 were $446.0 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any properties or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

	Notes originally issued	Outstanding balance June 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	—	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	446,000
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$500,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2007:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Repurchase agreements	$6,448	$—	$—	$—	$6,448
Credit facilities	62,672	541,500	—	—	604,172
Term debt	—	—	—	1,198,225	1,198,225
Non-cancelable operating leases	1,424	2,869	1,932	328	6,553

Total	$70,554	$544,369	$1,932	$1,198,553	$1,815,398

Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

On March 12, 2007, we entered into a contract to sublease an additional 15,116 square feet of office space at our corporate headquarters in Boston, MA. The sublease commenced May 15, 2007 and terminates February 28, 2013.

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At June 30, 2007, we had $442.3 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2007 we had $11.8 million of standby letters of credit.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a fair value residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007. The residual interest includes the present value of the expected future cash flows that we will receive from its retained interest. Any change in the fair value of the residual interest will be recorded in the consolidated statement of operations. The residual interest represents the full extent of our continued financial exposure to the assets sold.

Critical Accounting Policies

Valuation of residual interest

On June 29, 2007, we completed the sale of securities and loans with an aggregate carrying value of $187.9 million to a third party. We retained a residual interest in the transaction that we recorded at fair value. We intend to review the fair value of our residual interest monthly. The fair value of our residual interest is based on forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities. We recognize changes in the fair value of the residual interest as gains or losses on our statement of operations.

In addition, the fair value determined at any time may not be accurate because of the high number of variables that affect cash flows associated with these complex cash flow structures. Our determination of fair value will be highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our internal cash flow model. Because of the inherent uncertainty of determining the fair value of investments that currently may not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the investments, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of the residual interest which would adversely affect our results of operations and financial condition.

Our assumptions as to future cash flows on the individual assets may be higher or lower than those that might be employed by a third party. To value the assets, we use historical performance data at the time of determination and assumptions about delinquencies, losses, severities and prepayment speeds in the future, including assumptions about the timing of these variables, in arriving at estimates of future cash flows on the individual assets. These assumptions are influenced by historical experience in the respective asset classes and with particular originations and servicers. Within the various RMBS asset classes, assumptions and methodologies used by us are generally consistent among the various assets within each class and consistent with past forecasting techniques used by us, with certain exceptions.

With respect to the $10.4 million debt product described in our 2006 Annual Report on Form 10-K, as having a potential credit issue, we have assumed that no interest will be paid on the security through its maturity date in 2009, however, we do assume full recovery of principal and interest at maturity. While we have developed a cash flow model that supports full recovery in a work-out, the realization of this recovery is highly uncertain.

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market values of our investment in debt securities, available-for-sale and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of June 30, 2007 and December 31, 2006, investments in debt securities available-for-sale totaled $41.4 million and $203.1 million, respectively, and our net unrealized loss on those debt securities totaled $1.6 million and $3.5 million, respectively. The decrease in carrying value is a result of sales in debt securities of $175.2 million Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2007. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(3,982)
Increase of	100	3,982

As shown above, we estimate that a decrease in interest rates of 100 basis points would have resulted in a decrease of $4.0 million in our annualized net interest income. We estimate that an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $4.0 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first six months of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

Actual results may be different than the assumptions used to value our residual interest and could adversely affect our results of operations and financial position.

On June 29, 2007, we completed the sale of securities and loans with an aggregate carrying value of $187.9 million to a third party while retaining a fair value residual interest in the transaction. At June 30, 2007, we reported a residual interest at fair value of $29.7 million.

We will review the fair value of our residual interest monthly. The fair value of our residual interest is based on actual performance, forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities. The fair value of the residual interest would be significantly higher or lower under different assumptions for the individual assets. If actual performance is materially worse than the assumptions that we used to determine the fair value of our residual interest, our results of operations and financial condition would be adversely affected.

In addition, the fair value may not be accurate because of the high number of variables that affect cash flows associated with these complex cash flow structures. Our determination of fair value will be highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our internal cash flow model. Because of the inherent uncertainty of determining the fair value of investments that currently may not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the investments, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of the residual interest which would adversely affect our results of operations and financial condition.

Our assumptions as to future cash flows on the individual assets may be higher or lower than those that might be employed by a third party. To value the assets, we use historical performance data at the time of determination and assumptions about delinquencies, losses, severities and prepayment speeds in the future, including assumptions about the timing of these variables, in arriving at estimates of future cash flows on the individual assets. These assumptions are influenced by historical experience in the respective asset classes and with particular originations and servicers. Within the various RMBS asset classes, assumptions and methodologies used by us are generally consistent among the various assets within each class and consistent with past forecasting techniques used by us, with certain exceptions.

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. We received net proceeds in the initial public offering of approximately $218,178,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through June 30, 2007 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering, approximately $25,000 to pay miscellaneous expenses associated with the initial public offering and approximately $48,000,000 to fund loan growth. We hold the remaining proceeds in cash and cash equivalents.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2007 annual meeting of stockholders (the “2007 Annual Meeting”) was held on May 15, 2007 in Boston, MA. At the 2007 Annual Meeting nine directors were elected to serve on our Board of Directors for a term that ends with the 2008 annual meeting of stockholders. The results of the vote are presented below:

Nominee	Votes For	Votes Withheld
T. Kimball Brooker Jr.	33,340,441	463,454
Timothy J. Conway	33,248,306	555,589
Bradley E. Cooper	33,340,441	463,454
Mark K. Gormley	33,248,146	555,749
Frank R. Noonan	33,248,306	555,589
Maureen P. O’Hara	33,248,306	555,589
Joseph W. Saunders	33,340,441	463,454
Peter A. Schmidt-Fellner	33,287,583	516,312
Richard E. Thornburgh	33,382,443	421,452

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

4	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank N.A., as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Master Participation Agreement dated as of May 4, 2007, among NewStar ArcTurus CLO I Ltd. as Seller, Citigroup Financial Products Inc. as Participant and NewStar Asset Management LLC as Collateral Manager.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2007 (File No. 001-33211) and incorporated herein by reference.

10(b)	Asset Acquisition Agreement dated as of May 4, 2007, by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, NewStar Financial, Inc. and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2007 (File No. 001-33211) and incorporated herein by reference.

10(c)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(d)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(e)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(f)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(g)(1)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Filed herewith.

10(g)(2)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as issuer, the Company, as limited recourse provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as agent, and U.S. Bank National Association, as trustee.	Filed herewith.

10(h)	Amendment No. 9, dated as of August 8, 2007, to the Amended and Restated Sale and Servicing Agreement dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer an each conduit purchaser and purchaser agents thereto from time to time.	Filed herewith.

10(i)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, IXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: August 8, 2007	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

4	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank N.A., as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Master Participation Agreement dated as of May 4, 2007 among NewStar ArcTurus CLO I Ltd. as Seller, Citigroup Financial Products Inc. as Participant and NewStar Asset Management LLC as Collateral Manager.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2007 (File No. 001-33211) and incorporated herein by reference.

10(b)	Asset Acquisition Agreement dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, NewStar Financial, Inc. and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2007 (File No. 001-33211) and incorporated herein by reference.

10(c)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(d)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(e)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(f)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 5, 2007 (File No. 001-33211) and incorporated herein by reference.

10(g)(1)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Filed herewith.

10(g)(2)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as issuer, the Company, as limited recourse provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as agent, and U.S. Bank National Association, as trustee.	Filed herewith.

10(h)	Amendment No. 9, dated as of August 8, 2007, to the Amended and Restated Sale and Servicing Agreement dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer an each conduit purchaser and purchaser agents thereto from time to time.	Filed herewith.

10(i)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, IXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.