Form 10-Q
period 2007-09-30
NewStar Financial, Inc.
filed 2007-11-13
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, 36,258,531 shares of common stock, par value of $0.01 per share, were outstanding.

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

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses and achieve profitability;

•	our ability to effectively manage our growth;

•	the competitive nature of the commercial lending industry and our ability to effectively compete;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	the existence of delinquencies or non-accruals in our loans that would force us to take charge-offs exceeding our allowance for credit losses;

•	impairments to our debt products that could adversely impact our net income and assets and harm our results of operations;

•	volatility due to the relatively small number of loans and other debt products in our loan portfolio; and

•	our ability to obtain external financing.

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by the Risk Factors in section Item 1A to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007.

The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2007	December 31, 2006
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$73,420	$103,269
Restricted cash	119,572	40,174
Residual interest in securitization	3,051	—
Investments in debt securities, available-for-sale	37,636	203,121
Loans held-for-sale	117,528	62,620
Loans, net	1,933,469	1,437,832
Deferred financing costs, net	15,868	11,614
Interest receivable	14,501	19,849
Property and equipment, net	1,668	961
Deferred income taxes, net	11,421	14,705
Income tax receivable	12,355	—
Other assets	10,590	21,047

Total assets	$2,351,079	$1,915,192

Liabilities:
Repurchase agreements	$545	$34,535
Credit facilities	705,401	625,910
Term debt	1,165,725	774,225
Accrued interest payable	26,629	23,200
Accounts payable	643	4,315
Income tax payable	—	4,166
Other liabilities	25,042	25,426

Total liabilities	1,923,985	1,491,777

Stockholders’ equity:
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2007 and 2006;
Shares outstanding 36,254,443 in 2007 and 36,257,847 in 2006	363	363
Additional paid-in capital	476,666	463,925
Retained deficit	(48,455)	(38,582)
Common stock held in treasury, at cost $0.01 par value; 7,584 shares in 2007	(109)	—
Accumulated other comprehensive loss, net	(1,371)	(2,291)

Total stockholders’ equity	427,094	423,415

Total liabilities and stockholders’ equity	$2,351,079	$1,915,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$52,626	$32,980	$148,689	$77,060
Interest expense	28,071	19,122	78,877	44,962

Net interest income	24,555	13,858	69,812	32,098
Provision for credit losses	6,553	2,350	11,355	6,594

Net interest income after provision for credit losses	18,002	11,508	58,457	25,504

Non-interest income:
Fee income	3,334	1,100	10,177	2,843
Asset management income	1,471	478	3,686	751
Gain on derivatives	134	114	488	836
Gain (loss) on sale of loans and debt securities	11	—	(4,256)	24
Loss on investments in debt securities	(1,979)	—	(18,327)	—
Loss on residual interest in securitization	(28,136)	—	(28,136)	—
Other income	3,317	333	4,235	1,127

Total non-interest income	(21,848)	2,025	(32,133)	5,581

Operating expenses:
Compensation and benefits	11,169	6,891	34,195	17,341
Occupancy and equipment	781	476	1,883	1,272
General and administrative expenses	2,309	1,201	6,745	4,065

Total operating expenses	14,259	8,568	42,823	22,678

Income (loss) before income taxes	(18,105)	4,965	(16,499)	8,407
Income tax expense (benefit)	(7,260)	2,072	(6,626)	3,534

Net income (loss)	$(10,845)	$2,893	$(9,873)	$4,873

Basic income (loss) per share	$(0.30)	$0.18	$(0.27)	$0.34
Diluted income (loss) per share	(0.30)	0.18	(0.27)	0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Loss on Investments	Net Unrealized Loss Derivatives	Total Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2007	$—	$363	$463,925	$(38,582)	$—	$(1,977)	$(314)	$423,415
Net loss	—	—	—	(9,873)	—	—	—	(9,873)
Other comprehensive income (loss):
Net unrealized securities losses, net of tax benefit of $5,706	—	—	—	—	—	(8,540)	—	(8,540)
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	—	9,600	—	9,600
Net unrealized derivatives losses, net of tax expense of $97	—	—	—	—	—	—	(140)	(140)

Total comprehensive loss								(8,953)
Shares reacquired from employee transactions	—	—	—	—	(109)	—	—	(109)
Amortization of restricted common stock awards	—	—	9,982	—	—	—	—	9,982
Amortization of stock option awards	—	—	2,759	—	—	—	—	2,759

Balance at September 30, 2007	$––	$363	$476,666	$(48,455)	$(109)	$(917)	$(454)	$427,094

						Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives	Total Stockholders’ Equity
Balance at January 1, 2006	$109	$—	$108,891	$(11,401)	$—	$(641)	$—	$96,958
Net income	—	—	—	4,873	—	—	—	4,873
Other comprehensive loss:
Net unrealized securities gains, net of tax expense of $270	—	—	—	—	—	375	—	375
Net unrealized derivatives losses, net of tax benefit of $235	—	—	—	—	—		(361)	(361)

Total comprehensive income								4,887
Net proceeds from issuance of preferred stock	68	—	67,432	—	—	—	—	67,500

Balance at September 30, 2006	$177	$—	$176,323	$(6,528)	$—	$(266)	$(361)	$169,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,873)	$4,873
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	11,355	6,594
Depreciation and amortization and accretion	(8,735)	(4,141)
Amortization of debt issuance costs	2,277	2,572
Equity compensation expense	12,741	—
Net loss on investments in debt securities	18,327	—
Net loss on residual interest in securitization	28,136	—
Net realized loss on loans and debt securities	4,256	—
Deposit to securitization trust	(37,031)	—
Net change in deferred income taxes	2,696	1,689
Net change in loans held-for-sale	(54,908)	(5,037)
Net change in interest receivable	5,348	(6,642)
Net change in other assets	(1,806)	(7,164)
Net change in accrued interest payable	3,323	15,349
Net change in accounts payable and other liabilities	(6,930)	11,036

Net cash provided by (used in) operating activities	(30,824)	19,129

Cash flows from investing activities:
Net change in restricted cash	(79,398)	(62,387)
Net change in loans	(508,436)	(436,102)
Purchase of debt securities available-for-sale	(31,685)	(151,988)
Proceeds from repayments of debt securities available-for-sale	21,368	72,549
Proceeds from sales of debt securities available-for-sale	157,007	—
Proceeds from sale of loans	12,704	—
Acquisition of property and equipment	(1,052)	(228)

Net cash used in investing activities	(429,492)	(578,156)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	67,500
Borrowings under repurchase agreements, net	(33,884)	(23,252)
Borrowings on credit facilities	1,077,174	788,210
Repayment of borrowings on credit facilities	(997,683)	(680,400)
Issuance of term debt	446,000	456,250
Repayment of term debt	(54,500)	(38,500)
Payment of deferred financing costs	(6,531)	(7,479)
Purchase of treasury stock	(109)	—

Net cash provided by financing activities	430,467	562,329

Net increase (decrease) in cash during the period	(29,849)	3,302
Cash and cash equivalents at beginning of period	103,269	1,423

Cash and cash equivalents at end of period	$73,420	$4,725

Supplemental cash flows information:
Interest paid	$75,553	$33,926
Taxes paid	7,200	36
Decrease in fair value of investments in debt securities	14,246	645

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company that provides customized debt financing solutions to middle market businesses, mid-sized specialty finance companies, issuers of asset-backed and commercial mortgage-backed securities, and commercial real estate borrowers. The Company principally focuses on the direct origination of loans and other debt products that meet its risk and return parameters. The Company’s direct origination efforts target private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms.

The Company operates as a single segment, and it derives revenues from three specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien and mezzanine debt for companies with annual EBITDA typically between $5 million and $50 million;

•

Structured Products, which originates, structures and underwrites senior and subordinated debt for small and mid-sized specialty finance companies with assets typically between $25 million and $250 million and invests in subordinated tranches of asset-backed securitizations; and

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million, and invests in subordinated tranches of commercial mortgage-backed securitizations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) valuation of investments, (iii) valuation of residual interest, (iv) determination of other than temporary and temporary impairments and (v) recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

At September 30, 2007 and December 31, 2006, outstanding balances of loans held-for-sale were as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$112,755	$45,793
Commercial Real Estate	—	12,581
Structured Products	5,000	4,903

Gross loans held-for-sale	117,755	63,277
Deferred loan fees, net	(227)	(657)

Total loans held-for-sale	$117,528	$62,620

As of September 30, 2007 and December 31, 2006, loans consisted of the following:

	September 30, 2007	December 31, 2006
	($ in thousands)
Middle Market Corporate	$1,550,492	$1,137,315
Commercial Real Estate	314,827	218,153
Structured Products	108,474	111,570

Gross loans	1,973,793	1,467,038
Deferred loan fees, net	(9,952)	(9,811)
Allowance for loan losses	(30,372)	(19,395)

Total loans, net	$1,933,469	$1,437,832

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

During the nine months ended September 30, 2007, we sold four loans for an aggregate gain of $0.1 million.

In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. As of December 31, 2006, the Company had no impaired loans.

During the three and nine months ended September 30, 2007 the Company classified one loan with a carrying value of $7.5 million as a troubled debt restructuring as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings, and it classified one $7.3 million loan as impaired and on non-accrual status. The Company has recorded a $4.4 million specific reserve for the $7.3 million loan it classified as impaired and on non-accrual status. On October 18, 2007, the Company received a $2.2 million partial payoff from the borrower. This payment resulted in a loss of $4.3 million which was applied to the specific reserve as a charge off. The loan has a carrying value of $0.9 million.

The aggregate average balance of these loans during the three and nine months ended September 30, 2007 was $16.5 million and $20.2 million, respectively. The total amount of interest income that was recognized during the three and nine months ended September 30, 2007 was $0.2 million and $1.3 million, respectively. The amount of cash basis interest income that was recognized for the three and nine months ended September 30, 2007 was $0.1 million and $1.2 million, respectively.

For impaired loans or troubled debt restructurings on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist, and the non-accrual loan has been brought current. The Company ceased accruing interest on the $7.3 million non-accrual loan during the three months ended September 30, 2007. The Company continues to accrue interest on the $7.5 million troubled debt restructuring.

At September 30, 2007, the $7.3 million loan on non-accrual status was the only delinquent loan.

A summary of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance, beginning of year	$20,570	$8,035
Provision for credit losses	6,955	12,535
Specific reserve	4,400	—
Loans charged off, net of recoveries	—	—

Balance, end of period	$31,925	$20,570

As the Company’s loan portfolio continues to season, it expects to experience additional credit issues, delinquencies, losses, specific reserves and charge offs as part of its normal course of business.

Included in the allowance for credit losses at September 30, 2007 and December 31, 2006 is an allowance for unfunded commitments of $1.6 million and $1.2 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of September 30, 2007 and December 31, 2006 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Interest collection on loans pledged to credit facilities	$80,422	$7,137
Principal and interest collections on loans held in trust and prefunding amounts	35,586	26,382
Customer escrow accounts	3,564	6,655

Total	$119,572	$40,174

Note 5. Investments in Debt Securities, Available-for-Sale

On June 29, 2007, the Company completed the sale of 50 investments in debt securities with an amortized cost of approximately $175.2 million and recognized a $4.4 million loss on the sale. The Company retained a residual interest in the investments in the debt securities sold (see Note 6).

Amortized cost of investments in debt securities as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Investments in debt securities—gross	$41,608	$217,314
Unamortized discount	(2,444)	(10,918)

Investments in debt securities—amortized cost	$39,164	$206,396

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2007 and December 31, 2006 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2007:
Debt securities	$39,164	$74	$(1,602)	$37,636

	$39,164	$74	$(1,602)	$37,636

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2006:
Debt securities	$206,396	$235	$(3,510)	$203,121

	$206,396	$235	$(3,510)	$203,121

During the nine months ended September 30, 2007, the Company deemed eleven debt securities in its residential mortgage-backed securities (“RMBS”) portfolio to be other-than-temporarily impaired. Nine of the RMBS securities were sold as part of the securities portfolio sale of 50 debt securities. The Company recorded a $12.8 million impairment loss in non-interest income related to theses sold securities. The Company recorded a $5.5 million impairment loss in non-interest income related to its remaining RMBS portfolio which had a fair value of $1.7 million at September 30, 2007.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of September 30, 2007:

	September 30, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	3	1	4
Fair value	$6,042	$21	$6,063
Amortized cost	7,636	29	7,665

Unrealized loss	$1,594	$8	$1,602

As of September 30, 2007, four of the Company’s investments in debt securities were deemed to be temporarily impaired by the Company. These debt securities had an amortized cost of $7.7 million and an unrealized loss of $1.6 million. As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at September 30, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2007 and December 31, 2006 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	September 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$10,765	$10,743	$22,698	$22,431
Due after one year through five years	19,553	19,417	91,788	91,008
Due after five years through ten years	8,846	7,476	91,910	89,682

Total	$39,164	$37,636	$206,396	$203,121

Note 6. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $29.7 million at June 30, 2007 and $3.1 million at September 30, 2007.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of RMBS securities, the $10.4 million other debt product that the Company described in its 2006 Annual Report on Form 10-K as having a potential credit issue, $50.9 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations. During the three and nine months ended September 30, 2007, the Company recorded a $28.1 million loss on the residual interest. The loss for the quarter was driven by the following factors; (i) further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, (ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and (iii) increasing the discount rate applied to the valuation model. During the three months ended September 30, 2007, the Company increased the discount rate to 30%. The residual interest represents the full extent of the Company’s continued financial exposure to the assets sold.

Note 7. Derivative Financial Instruments

During 2006, the Company entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR based debt. At September 30, 2007, the interest rate swap agreements have a combined notional value of $40.6 million and are effective from June 30, 2006 through July 1, 2015. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2007, the Company recorded hedge ineffectiveness of approximately $54,000 which is included in gain on derivatives in the consolidated statements of operations.

Note 8. Repurchase Agreements

Securities sold under agreements to repurchase	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Outstanding at end of period	$545	$34,535
Maximum outstanding at any month end	32,035	58,399
Average balance for the period	16,411	38,538
Weighted average rate at end of period	7.15%	5.99%

The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. At September 30, 2007 and December 31, 2006, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $3.0 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at September 30, 2007 and December 31, 2006, respectively.

Note 9. Borrowings

Credit Facilities

At December 31, 2004, the Company had a $450 million joint loan sale and servicing agreement with Wachovia Capital Markets, LLC (“Wachovia”), and CDC Commercial Products, Inc. Interest on the credit facility was accrued at the commercial paper rate, as defined by the lender. During 2005 the Company amended this facility to reduce it to a $300 million facility with Wachovia and established a $300 million credit facility with Citigroup Global Markets Realty Corp. as the note purchaser, and a $50 million facility with NATIXIS Financial Products Inc. (“NATIXIS”) as the administrative agent discussed below.

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. In addition, NewStar must comply with various covenants the breach of which could result in a termination event. At September 30, 2007, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.53% at September 30, 2007. On August 3, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to August 4, 2010. As of September 30, 2007, the outstanding balance under this credit facility was $298.6 million.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, we formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 80% of the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On August 8, 2007, the Company entered into an amendment to this credit facility which extended the maturity date to November 24, 2007. In addition, NewStar Short-Term Funding, LLC must comply with various covenants the breach of which could result in a termination event. At September 30, 2007, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at the commercial paper rate, as defined by the lender. As of September 30, 2007, there was no outstanding balance.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility may range up to 90% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. In addition, the Company issued a demand note to the facility for up to $30 million. In addition, NewStar Warehouse Funding 2005, LLC must comply with various covenants the breach of which could result in a termination event. At September 30, 2007, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million and extend the maturity date from December 30, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.72% at September 30, 2007. As of September 30, 2007, the outstanding balance was $299 million. On November 8, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to November 2010, completed the annual renewal of the liquidity line that supports the transaction to November 2008, and reduced the amount outstanding under the facility to 80% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. In addition the Company amended the issued demand note to the facility which increased the principal amount to $40 million.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with NATIXIS. In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II, LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale/transfer of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. (See Note 6)

On May 1, 2007, the Company formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently inactive but continues to fund the existing loans through participation interests acquired by Citigroup Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I . Interest on this facility accrues at a variable rate per annum which was 5.65% at September 30, 2007. As of September 30, 2007, the outstanding balance was $107.9 million.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.3 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The $291.5 million of outstanding notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $323.1 million at September 30, 2007.

	Notes originally issued	Outstanding balance September 30, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	28,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,371	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	24,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$291,475

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006

CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions of $356.9 million, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 CLO Trust’s trust certificates. The $428.3 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $472.0 million at September 30, 2007.

	Notes originally issued	Outstanding balance September 30, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	12,000	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	13,750	Libor +1.75%	March 30, 2022	BBB-/Baa3/BBB-

	$456,250	$428,250

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and could contribute up to $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The $446.0 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $500.0 million at September 30, 2007.

	Notes originally issued	Outstanding balance September 30, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	—	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$446,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Note 10. Stockholders’ Equity

Stockholders’ Equity

The Company’s authorized capital consists of common stock. As of September 30, 2007, the following common stock was authorized and outstanding:

	September 30, 2007
	Shares authorized	Shares outstanding
	(In thousands)
Common stock	145,000	36,254

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

Class A Common Stock

Class A Common Stock issued and outstanding at September 30, 2006 was 3,885,671 shares. Members of management and certain employees purchased an aggregate of 3,885,671 shares of NewStar’s Class A Common Stock for $0.01 per share that were subject to documents governing issuance dated as of June 17, 2004, July 22, 2004, February 4, 2005 and August 22, 2005. The holders of Class A Common Stock were entitled to one vote for each share held. Class A Common Stock was convertible into shares of common stock upon an initial public offering and contemplated the issuance of additional equity instruments upon the occurrence of certain specified conditions, (“Class A Common”). In connection with the Company’s initial public offering, on December 13, 2006, the Class A Common converted into 1,566,322 shares of restricted common stock.

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

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock had a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock vest ratably over a four-year service period. Restricted stock activity for the nine months ended September 30, 2007 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2006	2,180,067	$37,061
Granted	9,000	131
Vested	(338,682)	(5,758)
Forfeited	(12,404)	(211)

Non-vested as of September 30, 2007	1,837,981	$31,223

The Company recognized $2.8 million and $10.0 million of compensation expense related to restricted stock during the three and nine months ended September 30, 2007. The unrecognized compensation cost of $17.3 million at September 30, 2007 is expected to be recognized over approximately the next five years.

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

Stock option activity for the nine months ended September 30, 2007 was as follows:

Options
Outstanding as of January 1, 2007	3,276,642
Granted	112,000
Exercised	—
Forfeited	(30,000)

Outstanding as of September 30, 2007	3,358,642

Vested or expected to vest as of September 30, 2007	1,568,162

Exercisable as of September 30, 2007	1,568,162

For the nine months ended September 30, 2007, the weighted average grant date fair value of options granted was $6.10. As of September 30, 2007, the total unrecognized compensation cost related to nonvested options granted was $4.4 million. This cost is expected to be recognized over a weighted average period of three years. During the three and nine months ended September 30, 2007, the Company recognized compensation expense of $1.0 million and $2.8 million related to its stock options.

Note 11. Income (loss) Per Share

The components of income (loss) per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of a 1 for 2.4808 reverse stock split that occurred in connection with the initial public offering.

Accordingly, the income (loss) per share is calculated to include 15,821,992 and 14,190,145 shares of common stock for the three and nine months ended September 30, 2006, respectively, as if issued and outstanding for the periods to reflect the above conversions.

The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Net income (loss)	$(10,845)	$2,893	$(9,873)	$4,873
Denominator:
Denominator for basic loss per common share	36,254	15,822	36,256	14,190

Denominator:
Denominator for diluted loss per common share	36,254	15,822	36,256	14,190
Potentially dilutive securities—options	—	—	—	—
Potentially dilutive securities—warrants	—	521	—	521

Total weighted average diluted shares	36,254	16,343	36,256	14,711

Weighted average stock options of 3,356,955 and 3,322,725 and 1,452,656 warrants were not included in the computation of diluted income per share for the three and nine months ended September 30, 2007, respectively, due to the fact that the results would be anti-dilutive.

Note 12. Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, standby letters of credit and interest rate risk mitigation products. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Unused lines of credit	$412,168	$302,856
Standby letters of credit	12,904	6,990
Interest rate risk mitigation products (notional)	377,068	145,238

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2007 was $0.1 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2006 the expense was $0.1 million and $0.5 million, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2007, the Fund paid the Company $1.5 million and $3.7 million of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At September 30, 2007, the loan balance outstanding and amount of committed funds were $12.7 million and $14.2 million, respectively.

In June 2007, the Company made a loan based on market terms to a company which is partially-owned by a related party. At September 30, 2007, the loan balance outstanding and amount of committed funds were $13.2 million and $15.7 million, respectively.

Note 15. Subsequent Events

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”) dated November 7, 2007. Interest on this agreement accrues at the commercial paper rate, as defined by the lender. In connection with the Deutsche term debt financing agreement, the Company formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates which are expected to be 80% or higher based on the diversification and average rating of the targeted loan collateral. In addition, NewStar must comply with various covenants the breach of which could result in a termination event. This term debt financing agreement matures on May 7, 2009.

On November 12, 2007, the Company entered into a definitive agreement with institutional investors to issue 12.5 million shares of the Company’s common stock in a private placement at a price per share of $10.00. The gross proceeds from the offering, which will close in two tranches, will be $125 million. The first tranche of 7.25 million shares is expected to close on or about November 29, 2007, subject to customary closing conditions. The closing of the second tranche of 5.25 million shares is subject to the Company obtaining stockholder approval at a special meeting which is expected to be held no later than January 2008, and customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Form 10-K for the year ended December 31, 2006, the additional risk factors listed in Item 1A to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document and we undertake no obligation to update or revise these statements, except as may be required by law.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Overview

NewStar’s basic and diluted loss per share for the three and nine months ended September 30, 2007 was $0.30 and $0.27, respectively on a net loss of $10.8 million and $9.9 million, respectively compared to net income of $2.9 million and $4.9 million for the three and six months ended June 30, 2006. During the first nine months of 2007, our managed loan portfolio grew to $2.6 billion from $1.9 billion at December 31, 2006, and loans owned by the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”) increased $208.1 million to $491.4 million at September 30, 2007.

On June 29, 2007, we completed the sale of investments in debt securities and loans with an amortized cost of approximately $187.9 million and recognized a $4.4 million loss on the sale. We retained a residual interest in the debt securities sold. During the three and nine months ended September 30, 2007, we recognized a loss of $28.1 million on the residual interest. The loss for the quarter was driven by the following factors; i) further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and iii) increasing of the discount rate applied to the valuation model. During the three months ended September 30, 2007, the Company increased the discount rate to 30% to reflect the general widening of spreads in the marketplace. We have made no changes to our general approach in projecting future liquidations/losses.

During the three and nine months ended September 30, 2007 the Company classified one loan with a carrying value of $7.5 million at June 30, 2007 as a troubled debt restructuring as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings, and classified one $7.3 million loan as impaired and on non-accrual status. The Company has recorded a $4.4 million specific reserve for the $7.3 million loan it classified as impaired and on non-accrual status.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 9.72% and 9.76% for the three and nine months ended September 30, 2007, compared to 10.64% and 9.92% for the three and nine months ended September 30, 2006. The decrease in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.29% and 4.33% for the three and nine months ended September 30, 2007 compared to 4.15% and 4.02% for the three and nine months ended September 30, 2006. The primary factors impacting net interest margin are changes in our product mix, debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings. In December 2006, we repaid $37.5 million of corporate debt which bore interest at LIBOR + 7.0% per annum.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 526.87% and 113.65% for the three and nine months ended September 30, 2007, up from 53.94% and 60.19% for the three and nine months ended September 30, 2006. The increase in our efficiency ratio for the three months ended September 30, 2007 was primarily due to $2.0 million of impairment charges on investments in debt securities and the $28.1 million loss on the residual interest, partially offset by a significant increase in net interest income and fee income resulting from the significant growth in our loan portfolio. The increase in our efficiency ratio for the nine months ended September 30, 2007 was primarily due to $18.3 million impairment charges on investments in debt securities and the $28.1 million loss on the residual interest, partially offset by a significant increase in net interest income and fee income resulting from the significant growth in our loan portfolio.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.62% as of September 30, 2007 and 1.36% as of September 30, 2006. The allowance for credit losses at September 30, 2007 included a specific reserve of $4.4 million and a general reserve of $27.5 million.

Delinquent loan rate

Delinquent loan rate is defined as total delinquent loans divided by outstanding gross loans. As of September 30, 2007, the delinquent loan rate was 0.37%.

Non-accrual loan rate

Non-accrual loan rate, which is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 0.37% as of September 30, 2007.

Net charge off rate

Net charge off rate as a percentage of loan portfolio, which is defined as charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of September 30, 2007 we did not have any charge offs in our loan portfolio.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three and nine months ended September 30, 2007 as we had net losses. Return on average assets for the three and nine months ended September 30, 2006 was 0.86% and 0.60%.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three and nine months ended September 30, 2007 as we had net losses. Return on average equity for the three and nine months ended September 30, 2006 was 7.09% and 4.65%.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three and nine months ended September 30, 2007 and 2006 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Net interest income:
Interest income	$52,626	$32,980	$148,689	$77,060
Interest expense	28,071	19,122	78,877	44,962

Net interest income	24,555	13,858	69,812	32,098
Provision for credit losses	6,553	2,350	11,355	6,594

Net interest income after provision for credit losses	18,002	11,508	58,457	25,504

Non-interest income:
Fee income	3,334	1,100	10,177	2,843
Asset management income	1,471	478	3,686	751
Gain on derivatives	134	114	488	836
Gain (loss) on sale of loans and debt securities	11	—	(4,256)	24
Loss on investments in debt securities	(1,979)	—	(18,327)	—
Loss on residual interest in securitization	(28,136)	—	(28,136)	—
Other income	3,317	333	4,235	1,127

Total non-interest income	(21,848)	2,025	(32,133)	5,581

Operating expenses:
Compensation and benefits	11,169	6,891	34,195	17,341
Occupancy and equipment	781	476	1,883	1,272
General and administrative expenses	2,309	1,201	6,745	4,065

Total operating expenses	14,259	8,568	42,823	22,678

Income (loss) before income taxes	(18,105)	4,965	(16,499)	8,407
Income tax expense (benefit)	(7,260)	2,072	(6,626)	3,534

Net income (loss)	$(10,845)	$2,893	$(9,873)	$4,873

Comparison of the Three Months Ended September 30, 2007 and 2006

Interest income. Interest income increased $19.6 million, to $52.6 million for the three months ended September 30, 2007 from $33.0 million for the three months ended September 30, 2006. The increase was primarily due to growth in average interest earning assets of $946.7 million, partially offset by a decrease in the yield on average interest earning assets to 9.19% from 9.87% primarily driven by decrease in spreads on new volume and to a lesser extent prepayments of higher yielding loans and change in the mix of earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $989.8 million since September 30, 2006.

Interest expense. Interest expense increased $9.0 million, to $28.1 million for the three months ended September 30, 2007 from $19.1 million for the three months ended September 30, 2006. The increase was primarily due to an increase in average borrowings of $654.6 million from September 30, 2006 to fund growth in interest earning assets, partially offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 6.16% from 6.58%, was primarily attributable to negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.29% for the three months ended September 30, 2007 from 4.15% for the three months ended September 30, 2006. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities and changes in our debt to equity ratio, partially offset by a decrease in our average yield on interest earning assets. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.03% from 3.29%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,272,435	$52,626	9.19%	$1,325,704	$32,980	9.87%
Total interest bearing liabilities	1,808,174	28,071	6.16	1,153,528	19,122	6.58

Net interest spread		$24,555	3.03%		$13,858	3.29%

Net interest margin			4.29%			4.15%

Provision for credit losses. The provision for credit losses increased to $6.6 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. The increase in the provision was primarily due to a $4.4 million specific reserve and the growth of our loan portfolio.

Non-interest income. Non-interest income decreased $23.8 million, to negative $21.8 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. The decrease is primarily due to a $28.1 million loss on the residual interest and a $2.0 million loss on investments in debt securities due to impairments of two of our debt securities, partially offset by an additional $2.2 million in fee income, $3.0 million in other income driven by a $2.5 million recognition of the fair value of one of our three equity positions, and $1.0 million in management and performance fees related to the NCOF.

Operating expenses. Operating expenses increased $5.7 million, to $14.3 million for the three months ended September 30, 2007 from $8.6 million for the three months ended September 30, 2006. Employee compensation and benefits increased $4.3 million primarily as a result of the non-cash compensation charge of $3.8 million related to restricted stock grants made since our inception, including equity awards made in connection with our initial public offering and higher employee headcount. The remaining $1.4 million increase in operating expenses was attributable to an increase of $1.1 million in general and administrative expense and $0.3 million in occupancy and equipment expenses. The increase in general and administrative expenses is primarily due to $0.3 million increase in professional fees, $0.2 million increase in insurance expense, and other expenses associated with operating as a public company.

Income taxes. We account for income taxes consistent with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates.

For the three months ended September 30, 2007, we provided for income taxes based on an effective tax rate of 40.1%, and for the three months ended September 30, 2006 we provided for income taxes based on a tax rate of 41.7%. Our effective rate for the three months ended September 30, 2007 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. The decline in the effective tax rate is primarily due to the relative impact of state taxes between the periods. As of September 30, 2007 and December 31, 2006, we had net deferred tax assets of $11.4 million and $14.7 million, respectively.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Interest income. Interest income increased $71.6 million, to $148.7 million for the nine months ended September 30, 2007 from $77.1 million for the nine months ended September 30, 2006. The increase was primarily due to growth in average interest earning assets of $1.1 billion, partially offset by a decrease in the yield on average interest earning assets to 9.22% from 9.65% primarily driven by decrease in spreads on new volume and to a lesser extent prepayments of higher yielding loans and change in the mix of earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $989.8 million since September 30, 2006.

Interest expense. Interest expense increased $33.9 million, to $78.9 million for the nine months ended September 30, 2007 from $45.0 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in average borrowings of $772.4 million from September 30, 2006 to fund growth in interest earning assets, partially offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 6.23% from 6.53%, was primarily attributable to negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.33% for the nine months ended September 30, 2007 from 4.02% for the nine months ended September 30, 2006. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities and changes in our debt to equity ratio, partially offset by a decrease in our average yield on interest earning assets. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.99% from 3.11%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,156,401	$148,689	9.22%	$1,067,966	$77,060	9.65%
Total interest bearing liabilities	1,692,391	78,877	6.23	919,975	44,962	6.53

Net interest spread		$69,812	2.99%		$32,098	3.11%

Net interest margin			4.33%			4.02%

Provision for credit losses. The provision for credit losses increased to $11.4 million for the nine months ended September 30, 2007 from $6.6 million for the nine months ended September 30, 2006. The increase in the provision was primarily due to a $4.4 million specific reserve and the growth of our loan portfolio.

Non-interest income. Non-interest income decreased $37.7 million, to negative $32.1 million for the nine months ended September 30, 2007 from $5.6 million for the nine months ended September 30, 2006. The decrease is primarily due to a $12.8 million impairment charge prior to the sale of our investments in debt securities in our RMBS portfolio resulting from a severe correction of the RMBS market, a $28.1 million loss on the residual interest a $4.3 million loss on sale of loans and securities, and $5.5 million loss on investments in debt securities due to impairments of two of our debt securities, partially offset by an additional $7.3 million in fee income, $2.9 million in management and performance fees related to the NCOF and $3.1 million on other income driven by a $2.5 million recognition of fair value of one of our three equity positions. On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a fair value residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007 and $3.1 million at September 30, 2007. The residual interest includes the present value of the expected future cash flows that we will receive from its retained interest. Any change in the fair value of the residual interest is recorded in the consolidated statement of operations. The residual interest represents the full extent of our continued financial exposure to the assets sold.

Operating expenses. Operating expenses increased $20.1 million, to $42.8 million for the nine months ended September 30, 2007 from $22.7 million for the nine months ended September 30, 2006. Employee compensation and benefits increased $16.9 million primarily as a result of the non-cash compensation charge of $12.7 million related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and higher employee headcount. The remaining $3.2 million increase in operating expenses was attributable to an increase of $2.7 million in general and administrative expense and $0.6 million in occupancy and equipment expenses. The increase in general and administrative expenses is primarily due to $1.0 million increase in professional fees, $0.7 million increase in insurance expense, $0.4 million related to board of directors expenses, and other expenses associated with operating as a public company.

Income taxes. For the nine months ended September 30, 2007, we provided for income taxes based on an effective tax rate of 40.2%, and for the nine months ended September 30, 2006 we provided for income taxes based on a tax rate of 42.0%. Our effective rate for the nine months ended September 30, 2007 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. The decline in the effective tax rate is primarily due to the relative impact of state taxes between the periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity offerings. We believe these sources will be sufficient to fund our operations, projected lending activities and other short-term liquidity needs. Our future liquidity needs will be determined primarily based on the growth rate in our loan portfolio. To fund our loan portfolio growth, we anticipate that we will need to incur additional indebtedness, enter into additional term debt securitizations or raise equity capital. We may need to raise additional debt or equity capital based on various factors, including if our loan portfolio grows faster than anticipated, we are unable to fund certain loans with credit facilities or term debt securitizations, or if our cash flow from operations is lower than expected. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

On November 7, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at the commercial paper rate, as defined by the lender. In connection with the Deutsche term debt financing agreement, the Company formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates which are expected to be 80% or higher based on the diversification and average rating of the targeted loan collateral. In addition, NewStar must comply with various covenants the breach of which could result in a termination event. This term debt financing agreement matures on May 7, 2009.

On November 12, 2007, the Company entered into a definitive agreement with institutional investors to issue 12.5 million shares of the Company’s common stock in a private placement at a price per share of $10.00. The gross proceeds from the offering, which will close in two tranches, will be $125 million. The first tranche of 7.25 million shares is expected to close on or about November 29, 2007, subject to customary closing conditions. The closing of the second tranche of 5.25 million shares is subject to the Company obtaining stockholder approval at a special meeting, which is expected to be held no later than January 2008, and customary closing conditions.

Cash and Cash Equivalents

As of September 30, 2007 and December 31, 2006, we had $73.4 million and $103.3 million, respectively, in cash and cash equivalents. Cash received from our initial public offering represented a large portion of our cash balance at September 30, 2007. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $119.6 million and $40.2 million of restricted cash as of September 30, 2007 and December 31, 2006, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2007.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2007, we had one $7.3 million loan classified as impaired and on non-accrual status and one $7.5 million loan we classified as a troubled debt restructuring as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. We ceased accruing interest on the $7.3 million non-accrual loan during the three months ended September 30, 2007. We continue to accrue interest on the $7.5 million troubled debt restructuring. We recorded a $4.4 million specific reserve for the $7.3 million we classified as impaired and on non-accrual status. On October 18, 2007, we received a $2.2 million partial payoff from the borrower. This payment resulted in a loss of $4.3 million which was applied to the specific reserve as a charge off. The loan has a carrying value of $0.9 million. As our loan portfolio continues to season, we expect to experience additional credit issues, delinquencies, losses, specific reserves and charge offs as part of our normal course of business.

If a loan is 31 days or more past due it is our policy to categorize the loan as delinquent. At September 30, 2007, the $7.3 million loan on non-accrual status was the only delinquent loan.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of September 30, 2007 and December 31, 2006 was $30.4 million and $19.4 million, or 1.54% and 1.32% of loans, gross, respectively.

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 was as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	($ in thousands)
Balance as of beginning of period	$19,395	$7,610
Provision for loan losses	6,577	11,785
Specific reserve	4,400	—

Balance as of end of period	$30,372	$19,395

In addition, we maintained an allowance for losses on unfunded loan commitments as of September 30, 2007 and December 31, 2006 of $1.6 million and $1.2 million, respectively, resulting in an allowance for credit losses of 1.62% and 1.40% of outstanding loans, respectively.

Borrowings and Liquidity

As of September 30, 2007 and December 31, 2006, we had outstanding borrowings totaling $1.9 billion and $1.4 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of September 30, 2007, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Repurchase agreements	N/A	$545	N/A	Less than 1 year
Credit facilities	$1,275,000	705,401	$569,599	2007 – 2011
Term debt	1,345,572	1,165,725	179,847	2018 – 2022

Total	$2,620,572	$1,871,671	$749,446

We must comply with various covenants the breach of which could result in a termination event, and at September 30, 2007, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type.

Repurchase agreements

We enter into sales of securities under agreements to repurchase with customers and brokers. These agreements are treated as collateralized financings, and the obligations to repurchase securities sold are reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At September 30, 2007 and December 31, 2006, we had repurchase agreements outstanding with a total carrying value of $0.5 million and $34.5 million, respectively. At September 30, 2007, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 7.15%. Debt securities with a market value of $3.0 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at September 30, 2007 and December 31, 2006, respectively.

Credit facilities

As of September 30, 2007, we had four credit facilities: (i) a $400.0 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), (ii) a $400.0 million credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”), (iii) a $400.0 million credit facility with Citigroup Financial Products Inc. and (iv) a $75.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”).

The Wachovia credit facility was increased to $400.0 million pursuant to an amendment entered into on February 16, 2007 and has a principal outstanding balance as of September 30, 2007 of $298.6 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 6.53% at September 30, 2007. On August 3, 2007, we entered into an amendment dated August 8, 2007 which, among other things, extended the maturity date of this facility to August 4, 2010.

The Citigroup credit facility was increased to $400.0 million pursuant to an amendment entered into on March 29, 2007 and has a principal outstanding balance as of September 30, 2007 of $299.0 million. The amendment also extended the maturity date from December 31, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.72% at September 30, 2007. In addition, the Company issued a demand note to the facility for up to $30.0 million. On November 8, 2007, we entered into an amendment to this facility which, among other things, extended the maturity date to November 2010 and completed the annual renewal of the liquidity line that supports the transaction to November 2008. In addition we amended the issued demand note to the facility which increased the principal amount to $40.0 million.

On May 1, 2007, we formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently inactive but continues to fund existing loans through participation interests acquired by Citigroup Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I . Interest on this facility accrues at a variable rate per annum which was 5.65% at September 30, 2007. As of September 30, 2007, the outstanding balance was $107.9 million.

We have a $75.0 million credit facility with IXIS that did not have an outstanding balance as of September 30, 2007. On August 8, 2007, we entered into an amendment which extended the maturity date of this facility to November 24, 2007.

On March 21, 2006 we entered into a $200 million credit facility agreement with NATIXIS. In connection with this facility, we formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale/transfer of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and initially sold and contributed $375.0 million in loans and other debt products (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.3 million of notes, including variable funding notes to institutional investors, and issued $31.7 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $323.1 million at September 30, 2007. Outstanding drawn notes at September 30, 2007 were $291.5 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	28,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,371	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	24,372	4.75	BB/Ba2/BB

Total notes	343,352	291,475
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$323,123

(1)	These ratings were given in August 2005 and are subject to change from time to time.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and initially sold and contributed $356.9 million in loans and other debt products (including unfunded commitments) to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $472.0 million at September 30, 2007. Outstanding drawn notes at September 30, 2007 were $428.3 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	12,000	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	428,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$472,000

(1)	These ratings were given in June 2006 and are subject to change from time to time.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and initially sold and contributed $500 million in loans and other debt products (including unfunded commitments), to the 2007-1 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2007-1 CLO Trust issued $546.0 million of notes, including variable funding notes, to institutional investors and issued $54.0 million of trust certificates of which we retained 100%. The notes are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $500.0 million at September 30, 2007. Outstanding drawn notes at September 30, 2007 were $446.0 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	—	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	446,000
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$500,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2007:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Repurchase agreements	$545	$—	$—	$—	$545
Credit facilities (1)	—	705,401	—	—	705,401
Term debt (1)	—	—	—	1,165,725	1,165,725
Non-cancelable operating leases (2)	1,537	2,719	1,793	205	6,254

Total	$2,082	$708,120	$1,793	$1,165,930	$1,877,925

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.
(2)	On March 12, 2007, we entered into a contract to sublease an additional 15,116 square feet of office space at our corporate headquarters in Boston, MA. The sublease commenced May 15, 2007 and terminates February 28, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments include unfunded commitments, standby letters of credit and interest rate mitigation products. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At September 30, 2007, we had $412.2 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2007 we had $12.9 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2007, the notional value of the interest rate mitigation products was $377.1 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007 and $3.1 million at September 30, 2007. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. The valuation of the residual performed as of June 30, 2007 used a discount rate of 15% a rate that was established by modeling the pool to create CDO tranches; AAA through BBB which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for the quarter was driven by the following factors; i) further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and iii) increasing the discount rate applied to the valuation model. During the three months ended September 30, 2007, the Company increased the discount rate to 30% to reflect the general widening of spreads in the marketplace. We have made no changes to our general approach in projecting future liquidations/losses. The change in the fair value of the residual interest is recorded in the consolidated statement of operations. The residual interest represents the full extent of our continued financial exposure to the assets sold.

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

As of September 30, 2007 and December 31, 2006, investments in debt securities available-for-sale totaled $37.6 million and $203.1 million, respectively, and our net unrealized loss on those debt securities totaled $1.5 million and $3.5 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized. The decrease in carrying value is a result of sales in debt securities of $175.2 million.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2007. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(3,965)
Increase of	100	3,965

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first nine months of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

We entered into a specific transaction comprised of loans to individual consumers, which present different risks than those associated with commercial loans.

During the nine months ended September 30, 2007, we entered into a specific transaction comprised of individual consumer loans with an outstanding balance of $11.6 million at September 30, 2007. The repayments of the individual loans are backed by an independent corporate guarantee and we are fully indemnified by the independent party if legal action were brought against us.

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. We received net proceeds in the initial public offering of approximately $218,178,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through September 30, 2007 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering, approximately $25,000 to pay miscellaneous expenses associated with the initial public offering and approximately $65,700,000 to fund loan growth. We hold the remaining proceeds in cash and cash equivalents.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 9, dated as of August 8, 2007, to the Amended and Restated Sale and Servicing Agreement dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer an each conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) and incorporated herein by reference.

10(b)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, NATIXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee.	Previously filed as Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: November 13, 2007	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 9, dated as of August 8, 2007, to the Amended and Restated Sale and Servicing Agreement dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer an each conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) and incorporated herein by reference.

10(b)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, NATIXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee.	Previously filed as Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.