Form 10-K
period 2007-12-31
NewStar Financial, Inc.
filed 2008-03-10
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 29, 2007 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $515,829,574, based on the number of shares held by non-affiliates of the registrant as of June 30, 2007, and based on the reported last sale price of common stock on June 29, 2007. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 7, 2008, 48,593,090 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 14, 2008 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Corporate History and Information

NewStar Financial, Inc. (which is referred to throughout this report as “NewStar”, “the Company”, “we” and “us”) was founded in June 2004 by a team of experienced bankers and capital markets executives. On December 14, 2006, our common stock began trading on the NASDAQ Global Market and on December 19, 2006 we completed the initial public offering of our common stock.

We are a Delaware corporation. Our principal executive office is located at 500 Boylston Street, Suite 1600, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.

Overview

We are a commercial finance company that provides customized debt financing solutions to middle-market businesses and commercial real estate borrowers. We principally focus on the direct origination of loans that meet our risk and return parameters. Our direct origination efforts target private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to our customers’ management, enhances our due diligence, and allows significant input into our customers’ capital structure and direct negotiation of transaction pricing and terms. We employ highly experienced origination, credit and finance professionals to identify and structure our transactions. We believe that the quality of our professionals, their ability to develop creative solutions and our efficient, comprehensive credit approval process position us to be a preferred lender for mid-sized borrowers.

We operate as a single segment. As of December 31, 2007, we derived revenues from three specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien, mezzanine and subordinated debt, and equity and equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million; and

•

Structured Products, which originates, structures and underwrites senior and subordinated debt for small and mid-sized specialty finance companies with assets typically between $25 million and $250 million.

Subsequent to December 31, 2007, we discontinued the origination of Structured Products and continue to manage the remaining portfolio. As part of our strategy of discontinuing this lending activity, earlier in this year, on June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0.6 million at December 31, 2007. As of March 7, 2008, the remaining Structured Products portfolio had an outstanding balance of $123.2 million comprised of nine loans and six debt securities.

As of December 31, 2007, our portfolio of loans and other debt products, which we refer to as our loan portfolio, totaled approximately $2.9 billion of funding commitments, representing $2.4 billion of balances outstanding and $454.8 million of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2007, senior debt constituted 93.3% of our portfolio. We classify our portfolio as 78.2% Middle Market Corporate and 15.9% Commercial Real Estate (and 5.9% Structured Products).

We manage the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), a private debt fund, which has the opportunity to invest in loans and other debt products originated or acquired by us. The NCOF raised $150.0 million of equity from third-party institutional investors and a $400.0 million committed credit facility. As of December 31, 2007, the NCOF’s and NCOF CLO II’s (defined below) loan portfolio had total funding commitments and balances outstanding of approximately $639.8 million and $578.3 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $3.5 billion of commitments and $3.0 billion of balances outstanding as of December 31, 2007.

On December 17, 2007, the NewStar Credit Opportunities Funding II (the “NCOF CLO II”) securitization closed. This securitization is a $560.0 million cash flow collateralized loan obligation managed by us. The NCOF CLO II is comprised of $450 .0 million AAA/Aaa – rated floating rate notes, of which $161.0 million benefit from a financial guaranty from Assured Guaranty Corp. The NCOF CLO II assets include a diversified portfolio of primarily senior secured corporate loans. Concurrent with the closing of NCOF CLO II, NCOF reduced its committed credit facility from $400.0 million to $150.0 million.

We specialize in providing senior debt products to mid-sized borrowers. Our loans and other debt products typically range in size from $5 million to $20 million. We also selectively arrange larger transactions, which we may syndicate to the NCOF and other third-parties, thereby allowing us to provide more debt capital to our customers and generate fee income while limiting our exposure. As such, from time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million.

During 2007, we suspended development of our managed collateralized loan obligation business.

Lending Groups

Our origination and credit operations are organized into two specialized lending groups: Middle Market Corporate and Commercial Real Estate.

Middle Market Corporate

Our Middle Market Corporate group provides senior secured, senior subordinated, and to a lesser extent, second lien, mezzanine and subordinated debt, and equity and equity-linked products to companies with annual EBITDA typically between $5 million and $50 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalization and other purposes. Our Middle Market Corporate group also originates, structures and underwrites senior and subordinated debt for mid-sized specialty finance companies with assets generally between $25 million and $250 million, primarily to fund asset growth.

We source our loans primarily through direct origination efforts by our bankers. Our bankers establish and maintain relationships with private equity firms, corporate executives, regional banks, other non-bank “club” lenders, mid-sized consumer and commercial finance companies, and investment and commercial banks. We also source debt products by participating with other lenders in syndicated transactions.

We target selected industries where we have significant lending and underwriting experience, including:

•	media;

•	healthcare;

•	financial services;

•	consumer, retail and restaurants;

•	business services; and

•	manufacturing and industrial.

We currently provide senior and subordinated debt products, including revolving warehouse facilities, amortizing loans, term loans and debt securities secured by a variety of financial assets. We also continue to manage the assets remaining in our Structured Products loan portfolio as part of our Middle Market Corporate group.

Our loans and other debt products, which may be part of larger facilities, typically range in size from $5 million to $20 million. We also have the ability to arrange significantly larger transactions through our syndication capability, and as such from time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however some of our loans are fixed rate.

In determining our corporate borrowers’ ability to repay the loan, we consider several factors, including the borrowers’:

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

As of December 31, 2007, our Middle Market Corporate loan portfolio totaled $2.2 billion in funding commitments and $1.9 billion in balances outstanding, representing 78.2% of our loan portfolio. This represented 166 transactions with an average balance outstanding of approximately $11.3 million.

Commercial Real Estate

Our Commercial Real Estate group originates, structures and underwrites first mortgage and senior subordinated asset-based debt primarily to finance the acquisition of real estate properties typically valued between $10 million and $50 million.

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

Our loans and other debt products typically range in size from $5 million to $20 million. From time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million. Our loans and other debt products typically mature in two to five years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however some of our loans are fixed rate.

For our commercial real estate loans, we perform due diligence that includes reviewing:

•	sponsor’s history, capital and liquidity, and portfolio of other properties;

•	the property’s historic and projected cash flow;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	borrower’s management.

As of December 31, 2007 our Commercial Real Estate loan portfolio totaled $491.2 million in funding commitments and $380.8 million in balances outstanding, representing 15.9% of our loan portfolio. This represented 46 transactions with an average balance outstanding of approximately $8.3 million.

Loan and Other Debt Products

First mortgage

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

As of December 31, 2007, first mortgage loans totaled $452.5 million in funding commitments and $353.8 million in balances outstanding, representing 14.7% of our loan portfolio.

Senior secured asset-based

Our senior secured asset-based loans were formerly provided by our Structured Products group, and to a lesser degree by our Middle Market Corporate group, and are secured by a first priority lien on tangible assets and have a first priority in right of payment.

As of December 31, 2007, senior secured asset-based loans totaled $72.2 million in funding commitments and $57.0 million in balances outstanding, representing 2.4% of our loan portfolio.

Senior secured cash flow

Our senior secured cash flow loans are provided by our Middle Market Corporate group. We underwrite these loans based on the cash flow, profitability and enterprise value of the borrower, with the value of any tangible assets as secondary protection. These loans are generally secured by a first-priority security interest in all or substantially all of the borrowers’ assets and, in certain transactions, the pledge of their common stock.

As of December 31, 2007, senior secured cash flow loans totaled $2.2 billion in funding commitments and $1.8 billion balances outstanding, representing 76.2% of our loan portfolio.

Senior subordinated asset-based

Senior subordinated asset-based loans and other debt products are provided by our Commercial Real Estate group and were formerly provided by our Structured Products group. They are equal as to collateral and subordinate as to right of payment to other senior lenders.

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

As of December 31, 2007, our senior subordinated asset-based loans and other debt products totaled $131.2 million in funding commitments and $110.7 million in balances outstanding, representing 4.6% of our loan portfolio.

Senior subordinated cash flow

Our senior subordinated cash flow loans are provided by our Middle Market Corporate group. We underwrite these loans based on the cash flow, profitability and enterprise value of the borrower, with the value of any tangible assets, if any, as secondary protection. Senior subordinated cash flow loans are equal as to collateral and subordinate in right of payment of principal and interest to other senior lenders.

As of December 31, 2007, senior subordinated cash flow loans totaled $14.4 million in funding commitments and balances outstanding, representing 0.6% of our loan portfolio.

Second lien

Our second lien loans are provided by our Middle Market Corporate group. Our second lien loans have second liens on all or substantially all of our borrowers’ assets, and in some cases, are junior in right of payment to those of senior lenders. Our second lien loans generally possess higher yields and greater risk of loss than our senior secured cash flow loans. The financial covenants of second lien loans are generally less restrictive than those of senior secured loans and permit borrowers to maintain higher levels of leverage. We pursue second lien loans selectively. Our intercreditor agreements for these loans are highly negotiated.

As of December 31, 2007, our second lien loans totaled $32.3 million in funding commitments and balances outstanding, representing 1.3% of our loan portfolio.

Subordinated and mezzanine

Subordinated debt products and mezzanine loans are provided by our Middle Market group. Subordinated debt products generally refer to debt products that are subordinated as to rights to collateral and right of payment to those of senior lenders. Mezzanine loans are cash flow based loans that do not have security interests in our borrowers’ assets and are junior in right of payment to senior secured loans.

As of December 31, 2007, subordinated debt products and mezzanine loans totaled $4.5 million in funding commitments and balances outstanding, representing 0.2% of our loan portfolio.

Loan Portfolio Overview

The following tables present information regarding our loans and other debt products:

	December 31,
	2007		2006		2005
	($ in thousands)
Composition Type
First mortgage	$353,755	14.7%	$216,888	12.4%	$90,997	11.9%
Senior secured asset-based	56,988	2.4	56,631	3.2	35,162	4.6
Senior secured cash flow	1,829,734	76.2	1,082,048	61.9	438,919	57.6
Senior subordinated asset-based	110,719	4.6	237,312	13.6	93,261	12.2
Senior subordinated cash flow	14,352	0.6	39,239	2.3	19,000	2.5
Second lien	32,295	1.3	70,876	4.1	37,000	4.9
Mezzanine/subordinated	4,479	0.2	44,635	2.5	47,620	6.3

Total	$2,402,322	100.0%	$1,747,629	100.0%	$761,959	100.0%

	December 31,
	2007	2006	2005
	($ in thousands)
Composition by Lending Group
Middle Market Corporate	$1,879,797	$1,183,107	$502,581
Commercial Real Estate	380,763	230,735	95,997
Structured Products	141,762	333,787	163,381

Total	$2,402,322	$1,747,629	$761,959

	December 31, 2007
	Percentage of Middle Market Corporate	Percentage of Loan Portfolio
Middle Market Corporate by Industry
Manufacturing—consumer non-durable	10.7%	8.4%
Healthcare	10.3	8.1
Industrial/Other	8.6	6.7
Energy/Chemical services	8.6	6.7
Printing/Publishing	6.9	5.4
Other business services	6.5	5.1
Tech services	6.2	4.8
Building materials	5.5	4.3
Retail	5.4	4.2
Financial services	4.6	3.6
Environmental services	4.6	3.5
Marketing services	4.5	3.5
Restaurants	3.5	2.8
Auto/Transportation	3.0	2.3
Manufacturing—consumer durable	2.9	2.3
Cable/Telecom	2.9	2.3
Broadcasting	2.7	2.1
Consumer services	1.6	1.3
Entertainment/Leisure	1.0	0.8

Total	100.0%	78.2%

	December 31, 2007
	Percentage of Commercial Real Estate	Percentage of Loan Portfolio
Commercial Real Estate by Property Type
Office	52.9%	8.4%
Multi-family	17.0	2.7
Industrial	10.8	1.7
Retail	10.3	1.6
Other	9.0	1.4

Total	100.0%	15.8%

	December 31, 2007
	Percentage of Structured Products	Percentage of Loan Portfolio
Structured Products by Collateral Type
Consumer, other than mortgage	54.7%	3.2%
Commercial, other than mortgage	42.3	2.5
Consumer mortgage	3.0	0.2

Total	100.0%	5.9%

The table below shows the final maturities of our loan portfolio as of December 31, 2007:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$72,197	$281,558	$—	$353,755
Senior secured asset-based	—	52,279	4,709	56,988
Senior secured cash flow	29,832	1,158,634	641,268	1,829,734
Senior subordinated asset-based	24,500	82,771	3,448	110,719
Senior subordinated cash flow	—	8,182	6,170	14,352
Second lien	—	30,295	2,000	32,295
Mezzanine/subordinated	—	4,479	—	4,479

Total	$126,529	$1,618,198	$657,595	$2,402,322

The table below shows the amount of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2007:

	Fixed- Rate (1)	Adjustable- Rate	Total
	($ in thousands)
First mortgage	$—	$353,755	$353,755
Senior secured asset-based	4,708	52,280	56,988
Senior secured cash flow	4,310	1,825,424	1,829,734
Senior subordinated asset-based	8,736	101,983	110,719
Senior subordinated cash flow	820	13,532	14,352
Second lien	—	32,295	32,295
Mezzanine/subordinated	729	3,750	4,479

Total	$19,303	$2,383,019	$2,402,322

(1)	As of December 31, 2007, we had purchased interest-rate protection products in the notional amount of $12.6 million against the $19.3 million of fixed-rate loans and other debt products outstanding.

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

Employees

As of December 31, 2007, we employed 132 people. Our origination group had 58 employees, including 34 bankers who were either managing directors, directors or vice presidents, and 24 associates and analysts. Thirty of these employees were in our credit organization, including 12 managing directors. Additionally, 44 employees were involved in administrative roles. We believe we have good relations with all of our employees.

Available Information

NewStar files Annual, Quarterly and Current Reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available free of charge at www.newstarfin.com shortly after such material is electronically filed with or furnished to the SEC. In addition, NewStar’s codes of business conduct and ethics as well as the various charters governing the actions of certain of NewStar’s Committees of its Board of Directors, including its Audit Committee, Risk Committee, Compensation Committee and its Nominating and Governance Committee, are available at www.newstarfin.com. References to our website are not intended to incorporate information on our website into this Annual Report by reference.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written requests should be directed to: Investor Relations, NewStar Financial, Inc., 500 Boylston St., Suite 1600, Boston, Massachusetts 02116.

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

We have incurred losses in the past as a startup company, and have not yet achieved profitability and may not achieve profitability in future periods.

For the years ended December 31, 2007, 2006 and 2005, we recorded net losses of $8.6 million, $27.2 million and $5.9 million, respectively. The loss for 2007 is primarily due to a loss of $30.6 million on our residual interest in a securitization and a loss of $20.3 million due to the recognition of impairments of investments in debt securities. The loss for 2006 is primarily due to a non-cash compensation charge of $39.1 million in connection with restricted stock grants made since our inception, including equity awards made in connection with the initial public offering. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could decline.

If we fail to effectively manage our growth, our results of operations could be adversely affected.

We have expanded our business and operations rapidly since our inception in June 2004. As of December 31, 2007, we had 132 employees and six offices. From our inception to December 31, 2007, our loan portfolio had grown to $2.4 billion. This growth has placed, and may continue to place, significant demands on our origination, credit, and loan management systems and resources. The expansion of our operations has also placed significant demands on our management, operational and financial resources. To manage our anticipated growth successfully, we must continue to refine and expand our origination and marketing capabilities, credit review processes, management procedures, access to financing sources and technology resources, as well as continue to hire, train, supervise and manage new employees. If we are unable to manage our growth effectively, our business, results of operations and prospects could be adversely affected.

We are in a highly competitive business and may not be able to compete effectively, which could impact our profitability.

The commercial lending industry is highly competitive and includes a number of competitors who provide similar types of loans to our target customers. Our principal competitors include a variety of:

•	specialty and commercial finance companies, including business development companies and real estate investment trusts;

•	private investment funds and hedge funds;

•	national and regional banks;

•	investment banks; and

•	insurance companies.

Some of our competitors offer a broader range of financial, lending and banking services than we do and can leverage their existing customer relationships to offer and sell services that compete directly with our products and services. In addition, some of our competitors have greater financial, technical, marketing, origination and other resources than we do. They may also have greater access to capital than we do and at a lower cost than is available to us. For example, if national and regional banks or other large competitors seek to expand within or enter our target markets, they may provide loans at lower interest rates to gain market share, which could force us to lower our rates and result in decreased returns. As a result of competition, we may not be able to attract new customers, retain existing customers or sustain the rate of growth that we have experienced to date, and our ability to expand our loan portfolio and grow future revenue may decline. If our existing customers choose to use competing sources of credit to refinance their debt, our loan portfolio could be adversely affected.

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

Risks Related to Our Loan Portfolio and Lending Activities

We may not recover all amounts contractually owed to us by our borrowers resulting in charge-offs, impairments and non-accruals, which may exceed our allowance for credit losses and could negatively impact our financial results and our ability to secure additional funding.

We charged off $4.6 million in the fourth quarter, which represented our total credit losses during the year ended December 31, 2007, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, however, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

Like other commercial lenders, we experience delinquencies, impairments and non-accruals, which may indicate that our risk of credit loss for a particular loan has materially increased. When a loan is over 90 days past due or if management believes there is reasonable doubt as to our ability to collect principal and interest contractually owed to us, it is our policy to place the loan on non-accrual status. When a loan is placed on non-accrual status, we also make a determination as to whether the loan is impaired. A loan is considered impaired when management believes there is reasonable doubt about our ability to collect all amounts due to us according to the contractual terms of the loan agreement. Non-accrual loans are also likely to be considered impaired if the value of any guaranties or collateral securing the loan is less than the loan amount. In certain circumstances, a loan can be classified as impaired, but continue to be performing as a result of a troubled debt restructuring.

As of December 31, 2007, we reported no delinquencies and had three loans with an aggregate outstanding balance of $25.6 million classified as impaired. Of these, two loans with an aggregate outstanding balance of $21.9 million at December 31, 2007 were placed on non-accrual status during the fourth quarter. The third loan was partially resolved through a troubled debt restructuring in the fourth quarter and was performing as of December 31, 2007.

We established specific reserves totaling $4.6 million against these three impaired loans in the fourth quarter, which reflects management’s estimate of expected future credit losses.

As of December 31, 2007, we had an allowance for credit losses of $35.5 million, with specific reserves of $4.6 million. The allowance for credit losses does not include a reserve for impairments on our debt products. Management periodically reviews the appropriateness of our allowance for credit losses. However, the limited history of our loans makes it difficult to judge the expected credit performance of our loans. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may be inaccurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We may experience impairments on our other debt products that could adversely impact our net income and assets and harm our results of operations. We have reported impairments in the past and, in the future, may experience additional impairments on our debt investments.

We review the fair value of our other debt products quarterly. The fair value of our investments in debt products are based on independent third-party quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, we estimate fair value using various valuation methodologies, including cash flow analysis and internally generated financial models that incorporate significant assumptions and judgments, as well as qualitative factors.

Even if the general accuracy of our valuation models is validated, there are no assurances that our valuations are accurate because of the high number of variables that affect cash flows associated with these complex cash flow structures, which differ on each securitization. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the investments, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of these assets.

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

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. As of December 31, 2007, we had three debt products with a combined fair value of $1.9 million that were deemed to be other-than-temporarily impaired. During 2007, we recorded impairment charges, or write-downs, in other income of $20.3 million. Our allowance for credit losses does not cover these write-downs as we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

During 2007, conditions in the consumer mortgage and related RMBS markets deteriorated severely due, in part, to unexpected increases in delinquency and default rates of certain types of residential mortgage and home equity loan collateral underlying mortgage backed securities. The factors driving the speed and severity of the deterioration in the consumer mortgage loan market are complex. The credit performance of mortgage loans underlying these investment securities has been negatively impacted by a combination of declining home prices, rising interest rates, rate resets on adjustable rate loans, and the rapid change in mortgage product characteristics accompanied by a widespread loosening of underwriting standards by mortgage loan originators.

We make loans primarily to privately-owned, small and medium-sized companies, which may present a greater risk of loss than loans to larger companies.

Our loan portfolio consists primarily of loans to small and medium-sized, privately-owned companies. Compared to larger, publicly-traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of customers entail higher risks than loans made to companies who have larger businesses, greater financial resources or are otherwise able to access traditional credit sources.

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

Because most of our customers do not publicly report their financial condition, we are more susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio.

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

Our concentration of loans and other debt products within a particular industry or region could impair our financial condition or results of operations if that industry or region were to experience adverse changes to economic or business conditions.

We specialize in certain broad industry segments, such as media, commercial real estate and healthcare in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. At December 31, 2007, 16% of our loan portfolio was comprised of loans to commercial real estate investors/developers secured by mortgages on various property types, and 11% of our loan portfolio was comprised of loans to companies in the media industry, such as publishers, cable television and telecom companies, as well as broadcasters and other entertainment-related companies. At year end, 8% of the loan portfolio represented loans to companies in the healthcare industry.

If industry segments in which we have a concentration of investments experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2007, balloon and bullet transactions represented 84.5% of the outstanding balance of our loan portfolio. A balloon transaction is a transaction with a series of scheduled payment installments calculated to amortize the principal balance of the transaction so that upon maturity of the transaction more than 30%, but less than 100%, of the loan or other debt product balance remains unpaid and must be satisfied. A bullet loan or other debt product is a transaction with no scheduled payments of principal before the maturity date of the loan or other debt product, at which time the entire unpaid balance of the loan or other debt product is due. Most of our revolving loans and other debt products and some of our term loans are bullet transactions.

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

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2007, cash flow transactions comprised $1.8 billion, or 76.8%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed accepted traditional bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. The risks inherent in cash flow lending include, among other things:

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

We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which may present higher risk of loss than our senior loans and other debt products.

We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products. Our second lien loans are junior as to collateral and, in some cases, right of payment to obligations to customers’ senior secured lenders. Our subordinated debt products have payment terms that are in excess of or residual to the rights of senior lenders. Our mezzanine loans are junior as to collateral and right of payment to customers’ other indebtedness and often have no collateral rights. Collectively, second lien, subordinated / mezzanine loans and other debt products comprised 1.5% of the outstanding balance of our loan portfolio as of December 31, 2007. As of December 31, 2007, we had $4.3 million of equity-linked products that were either purchased or received as part of a loan fee. Depending on market conditions, we may increase the amount of second lien, subordinated / mezzanine loans, other debt products and equity-linked products that we provide, and these types of assets may increase as a percentage of our loan portfolio.

As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us.

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

Our commitments to lend additional sums to customers may exceed our resources available to fund these commitments, adversely affecting our financial condition and results of operations.

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

Because there is no active trading market for most of the loans and other debt products in our loan portfolio, we might not be able to sell them at a favorable price or at all. The lack of active secondary markets for some of our investments may also create uncertainty as to the value of these investments.

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

On a selective basis, we commit to underwrite transactions that are significantly larger than our internal hold targets and we then seek to syndicate any amounts in excess of our target. We may syndicate these loans to the

NCOF or to other lenders. As part of the syndication process to the NCOF, we must hold the targeted loans for at least 31 days. After 31 days the NCOF may reject the loan should credit deteriorate. If we are unable to syndicate these commitments, we may have to sell the additional exposure on unfavorable terms, which could adversely affect our financial condition or results of operations. In addition, if we must hold a larger portion of a transaction than we would like, we may not be able to complete other transactions and our loan portfolio may become more concentrated, which could affect our business, financial condition and results of operations. If we hold a loan that exceeds our internal hold targets, we obtain a separate credit approval for the excess portion.

We entered into a specific transaction comprised of loans to individual consumers, which present different risks than those associated with commercial loans.

During the year ended December 31, 2007, we entered into a specific transaction comprised of individual consumer loans with an outstanding balance of $12.8 million at December 31, 2007. We are a commercial finance company, and our risk and return parameters are not focused on individual consumer loans and may not accurately predict the risks and returns of consumer loans. The repayments of the individual loans are backed by independent corporate guarantees, and we are fully indemnified by the independent party if legal action were brought against us.

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

As of December 31, 2007, we had two credit facilities subject to annual liquidity renewals, which we renewed during 2007, with aggregate commitments of $800.0 million maturing in 2010. In addition, we had two credit facilities with aggregate commitments of $475.0 million with maturities in 2008. Subsequent to December 31, 2007, we terminated a $400.0 million credit facility scheduled to mature in 2008. Substantially all of our non-securitized loans and other debt products are held in these facilities. Our credit facilities contain customary representations and warranties, covenants, conditions, events of default and termination events that if breached, not satisfied or triggered, could result in termination of the facility. Further, if our lenders do not renew a facility on the required annual renewal date, our ability to make new borrowings under that facility would terminate. Further, all cash flow generated by our loans and other debt products subject to that facility would go to pay down our borrowings thereunder rather than to us. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders could liquidate or sell all of our loans and other debt products held in that facility. Also, if we trigger a default or there is a termination event under one facility and that default or termination results in a payment default or in the acceleration of that facility’s debt, it may trigger a default or termination event under our other facilities that have cross-acceleration or payment cross-default provisions. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our undrawn commitment balances, originate new loans or other debt products or continue to fund our operations. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

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

Our liquidity position could be adversely affected if we were unable to complete additional term debt securitizations in the future, or if the reinvestment periods in our term debt securitizations terminate early, which could create a material adverse affect on our financial condition and results of operations.

We have completed three term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $1.3 billion of notes. Given current market conditions, we believe executing a traditional term debt securitization could be difficult. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to BB by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Ba2 by Moody’s Investors Service, Inc., depending on the class of notes. We have also completed a $300.0 million unrated term debt credit facility with one counterparty and with a single class of notes. This facility had an outstanding balance of $84.0 million at December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our goal in completing these transactions was to raise additional capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loan portfolio.

We intend to complete additional term debt securitizations in the future. Several factors will affect demand for, and our ability to complete additional term debt securitizations, including:

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

If we are unable to complete additional term debt securitizations, our ability to obtain the capital needed for us to continue to operate and grow our business would be adversely affected. In addition, our credit facilities are only intended to provide short-term financing for our transactions. If we are unable to finance our transactions over the longer term through our term debt securitizations, our credit facilities may not be renewed. Moreover, our credit facilities typically carry a higher interest rate than our term debt securitizations. Accordingly, our inability to complete additional term debt securitizations in the future could have a material adverse effect on our financial conditions and result of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”

If a specified default event occurred in a term debt securitization, the reinvestment period would be terminated. This could have an adverse effect on our ability to fund new assets.

The cash flows we receive from the interests we retain in our term debt securitizations could be delayed or reduced due to the requirements of the term debt securitization.

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $129.4 million in principal amount, issued in each of our three term debt securitizations that we have completed through December 31, 2007. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $29.0 million and $10.7 million for the years ended December 31, 2007 and 2006, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

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

Our reliance on the underwriters of our debt financing and their affiliates for a significant amount of our funding exposes us to funding risks. If these participating lenders determined to terminate our $1.3 billion in credit facilities, we would need to establish new lending relationships to satisfy our funding needs.

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

Our business, financial condition and results of operations may be adversely affected by deteriorating economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Middle Market Corporate group primarily consists of loans to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. Also, in our Middle Market Corporate group, economic slowdowns or recessions or a decline in value of residential real estate could increase potential payment defaults on the residential real estate or home equity lines of credit underlying our investments in asset-backed securities. In our Commercial Real Estate group, economic slowdowns or recessions could increase potential payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions deteriorate, our non-performing assets are likely to increase and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the value of the collateral, particularly real estate, securing some of our loans or other debt products. Further economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

Unfavorable economic conditions may also make it more difficult for us to maintain both our new origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could negatively impact our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”

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

Our headquarters is located at 500 Boylston Street, Suite 1600, Boston, Massachusetts 02116, where we lease 14,868 square feet of office space under a lease that expires in 2010 with an option to renew through March 2013, and 15,116 square feet of office space under a sublease which expires in 2013. We also maintain leased offices in Darien, Connecticut, Charleston, South Carolina, Chicago, Illinois, San Diego, California and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 7, 2008, there were approximately 1,900 stockholders of record.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2007 and 2006 is presented below:

	2007		2006
	High	Low	High	Low
Quarter ended:
December 31	$13.65	$7.75	$19.50	$17.54
September 30	14.69	8.94
June 30	17.25	13.60
March 31	20.85	14.75

The following graph shows a comparison from December 14, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2007 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 14, 2006. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Company/Index	Base Period 12/14/2006	Period Ended 12/31/2006	Year Ended 12/31/2007
NEWS	100.0	108.5	48.7
S & P 500 Index	100.0	99.5	103.0
S & P 500 Financial Index	100.0	100.8	79.8

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Use of Proceeds from Registered Securities

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. The managing underwriters for our initial public offering were Goldman, Sachs & Co., Morgan Stanley, Citigroup and Wachovia Securities. On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. We received net proceeds in the initial public offering of approximately $218,178,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through December 31, 2007 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering, approximately $25,000 to pay miscellaneous expenses associated with the initial public offering and approximately $95,200,000 to fund loan growth. We hold the remaining proceeds in cash and cash equivalents.

Unregistered Sales of Securities

On November 12, 2007, we entered into a definitive agreement with institutional investors to issue 12.5 million shares of our common stock in a private placement under the exemption from registration under Rule 4(2) of the Securities Act of 1933 at a price per share of $10.00. The gross proceeds from the offering, which closed in two tranches, were $125 million. The first tranche of 7.25 million shares closed on November 29, 2007. The second tranche of 5.25 million shares closed on January 18, 2008. The shares of common stock offered in this placement have not been registered under the Securities Act of 1933, as amended or state securities laws, and cannot be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. As part of the transaction, we have agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued in the offering.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated.

	Year Ended December 31,			Period from June 18, 2004 (inception) through December 31, 2004
	2007	2006	2005
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$204,295	$116,303	$33,883	$1,988
Interest expense	109,703	68,728	18,639	839

Net interest income	94,592	47,575	15,244	1,149
Provision for credit losses	19,510	12,535	7,755	280

Net interest income after provision for credit losses	75,082	35,040	7,489	869
Fee income	15,797	5,849	2,966	36
Asset management income	5,304	1,443	16	—
Gain on derivatives	777	909	46	—
Gain (loss) on sale of loans and debt securities	(4,615)	474	114	—
Loss on investments in debt securities	(20,303)	(597)	—	—
Loss on residual interest in securitization	(30,556)	—	—	—
Other income	5,420	1,606	2	21

Total non-interest income	(28,176)	9,684	3,144	57
Compensation and benefits	45,364	65,079	16,168	6,294
Occupancy and equipment	2,718	1,758	1,124	209
General and administrative expenses	9,412	7,445	2,757	2,996

Total operating expenses	57,494	74,282	20,049	9,499

Loss before income taxes	(10,588)	(29,558)	(9,416)	(8,573)
Income tax benefit	(1,949)	(2,377)	(3,517)	(3,071)

Net loss	$(8,639)	$(27,181)	$(5,899)	$(5,502)

Loss per share:
Basic	$(0.23)	$(1.65)	$(0.83)	$(1.25)
Diluted	$(0.23)	$(1.65)	$(0.83)	$(1.25)
Weighted average shares outstanding:
Basic	36,900,640	16,480,836	7,110,363	4,390,731
Diluted	36,900,640	16,480,836	7,110,363	4,390,731

	December 31,
	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$76,155	$103,269	$1,423
Restricted cash	115,807	40,174	12,569
Residual interest in securitization	631	—	—
Investments in debt securities, available-for-sale	35,498	203,121	103,548
Loans, held-for-sale	112,944	62,620	20,968
Loans, net	2,201,442	1,437,832	621,210
Other assets	80,288	68,176	29,734

Total assets	$2,622,765	$1,915,192	$789,452

Repurchase agreements	$63	$34,535	$59,658
Credit facilities	677,739	625,910	246,800
Term debt	1,364,725	774,225	329,014
Corporate debt	—	—	37,500
Other liabilities	77,548	57,107	19,522

Total liabilities	2,120,075	1,491,777	692,494
Total stockholders’ equity	502,690	423,415	96,958

Supplemental Data:
Investments in debt securities, gross	$38,787	$217,314	$107,381
Loans held-for-sale, gross	115,055	63,277	21,118
Loans held-for-investment, gross	2,248,480	1,467,038	633,460

Loans and investments in debt securities, gross	2,402,322	1,747,629	761,959
Unused lines of credit	454,837	302,856	89,722
Standby letters of credit	20,382	6,990	3,682

Total funding commitments	$2,877,541	$2,057,475	$855,363

Loan portfolio	$2,402,322	$1,747,629	$761,959
Loans owned by the NCOF	578,272	283,378	33,157

Managed loan portfolio	$2,980,594	$2,031,007	$795,116

Loans held-for-sale, gross	$115,055	$63,277	$21,118
Loans held-for-investment, gross	2,248,480	1,467,038	633,460

Total loans, gross	2,363,535	1,530,315	654,578
Deferred fees, net	(15,762)	(10,468)	(4,790)
Allowance for loan losses—general	(28,795)	(19,395)	(7,610)
Allowance for loan losses—specific	(4,592)	—	—

Total loans, net	$2,314,386	$1,500,452	$642,178

Average Balances (1):
Loans and other debt products, gross	$2,038,678	$1,150,111	$387,876
Interest earning assets (2)	2,234,916	1,210,494	397,219
Total assets	2,243,524	1,224,744	409,623
Interest bearing liabilities	1,767,993	1,028,139	331,739
Equity	439,650	171,518	67,850

	Year Ended December 31,
	2007	2006	2005
Performance Ratios (3):
Return on average assets	(0.39)%	(2.22)%	(1.44)%
Return on average equity	(1.97)	(15.85)	(8.69)
Net interest margin, before provision	4.23	3.93	3.84
Loan portfolio yield	9.63	9.89	8.67
Efficiency ratio	86.57	129.73	109.03

Credit Quality and Leverage Ratios (at period end) (4):
Delinquent loan rate	—	0.57%	—
Non-accrual loan rate	0.97%	—	—
Net charge off rate (5)	0.19%	—	—
Allowance for credit losses ratio	1.58%	1.40%	1.27%
Debt to equity	4.06x	3.39x	6.94 x
Equity to assets	19.17%	22.11%	12.29%

(1)	Average balances for 2007 are based upon the average daily balance during the period. Average balances for 2006 and 2005 are based on the average monthly balance during each period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.
(5)	The annualized net charge off rate for the year ended December 31, 2007 was 0.82%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A” Risk Factors” of this report.

Overview

We are a commercial finance company that provides customized debt financing solutions to middle market businesses and commercial real estate borrowers. We principally focus on the direct origination of loans that meet our risk and return parameters. Our direct origination efforts target private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms.

We operate as a single segment. At December 31, 2007, we derived revenues from three specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien, mezzanine and subordinated debt, and equity and equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million; and

•

Structured Products, which originates, structures and underwrites senior and subordinated debt for small and mid-sized specialty finance companies with assets typically between $25 million and $250 million.

Subsequent to December 31, 2007, we discontinued the origination of Structured Products and continue to manage the remaining portfolio. As part of our strategy of discontinuing this lending activity, earlier in this year, on June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0.6 million at December 31, 2007. As of March 7, 2008, the remaining Structured Products portfolio had an outstanding balance of $123.2 million comprised of nine loans and six debt securities.

Recent Developments

On November 12, 2007, we entered into a definitive agreement with institutional investors to issue 12.5 million shares of our common stock in a private placement at a price per share of $10.00. The gross proceeds from the offering, which closed in two tranches, were $125 million. The first tranche of 7.25 million shares closed on November 29, 2007. The second tranche of 5.25 million shares closed on January 18, 2008.

As of December 31, 2007, we had three loans with an aggregate outstanding balance of $25.6 million classified as impaired. Two of these impaired loans with an aggregate outstanding balance of $21.9 million were also placed on non-accrual status during the three months ended December 31, 2007. During 2007, we recorded $9.0 million of specific provisions for impaired loans. On October 18, 2007, we received a $2.2 million partial payoff from a borrower of an impaired loan and recognized a loss of $4.6 million, which was applied to a previously established specific reserve as a charge off.

Market Conditions

During the second half of 2007, conditions in the credit markets deteriorated significantly. What began as a severe and rapid dislocation in the sub-prime mortgage and related securities markets, which was primarily prompted by falling home values and rising mortgage delinquencies and defaults, has broadened into the general credit market and has affected an array of financial institutions. The resulting disruption in credit markets has led to a significant reduction in market liquidity; downward pressure on financial asset valuations; a re-pricing of risk to reflect higher costs; and a reduction of leverage across the financial system.

Since the end of our fiscal year at December 31, 2007, the dislocation in the credit markets has continued. Compounding liquidity issues in these markets, the outlook for the economy is increasingly uncertain as credit is constrained and activity slows. Bank loan markets are also experiencing significant volatility with heightened selling pressure led largely by concerns about de-leveraging of certain types of investment vehicles. This negative environment is further impacted by the overhang of a large inventory of unsold leveraged loan positions that are aging on banks’ balance sheets. As a result, we expect to experience greater difficulty and higher cost in securing term debt financing for our loan portfolio.

The financings we completed in the second half of 2007 were more expensive and provided lower advance rates than similar transactions we completed in prior periods. While we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2008, we believe that we will also benefit from these market conditions by re-pricing our existing loans higher when possible, and originating new loans with more favorable terms and significantly higher yields.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NewStar’s basic and diluted loss per share for 2007 was $0.23 on a net loss of $8.6 million compared to a net loss of $27.2 million for 2006 and a net loss of $5.9 million for 2005. During the year our managed loan portfolio grew to $3.0 billion from $2.0 billion at December 31, 2006 and $795.1 million at December 31, 2005. During 2007, loans owned by the NCOF increased $294.9 million to $578.3 million at year end.

As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were: i) $654.7 million growth in our loan portfolio; ii) $30.6 million loss on our residual interest in securitization; and iii) $20.3 loss in investments in debt securities.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 9.63% for 2007, 9.89% for 2006 and 8.67% for 2005. The decrease from 2006 to 2007 in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.23% for 2007, 3.93% for 2006 and 3.84% for 2005. The primary factors impacting net interest margin are changes in our product mix, debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings. In December 2006, we repaid $37.5 million of corporate debt which bore interest at LIBOR + 7.0% per annum.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 86.57% for 2007, 129.73% for 2006 and 109.03% for 2005. The decrease in our efficiency ratio during 2007 as compared to 2006 was primarily due to a significant increase in net interest income and fee income resulting from significant growth in our loan portfolio and a decrease in operating expenses resulting from a decrease in IPO-related equity compensation expense, partially offset by the $30.6 million loss on the residual interest and $20.3 million of impairment charges on investments in debt securities. The increase in our efficiency ratio during 2006 as compared to 2005 was primarily due to equity compensation expense of $39.1 million related to the initial public offering, offset by significant increase in net interest income and fee income, as a result of the significant growth in our loan portfolio.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.58% at December 31, 2007, 1.40% as of December 31, 2006 and 1.27% as of December 31, 2005. The allowance for credit losses at December 31, 2007 included a specific reserve of $4.6 million and a general reserve of $30.9 million.

Delinquent loan rate

Delinquent loan rate is defined as total delinquent loans divided by outstanding gross loans. We did not have any delinquent loans as of December 31, 2007. The delinquent loan rate was 0.57% as of December 31, 2006.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 0.97% as of December 31, 2007.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of December 31, 2007, the net charge off rate was 0.19% and 0.82% on an annualized basis.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for 2007, 2006 and 2005 as we had net losses.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for 2007, 2006 and 2005 as we had net losses.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Net interest income:
Interest income	$204,295	$116,303	$33,883
Interest expense	109,703	68,728	18,639

Net interest income	94,592	47,575	15,244
Provision for credit losses	19,510	12,535	7,755

Net interest income after provision for credit losses	75,082	35,040	7,489
Non-interest income:
Fee income	15,797	5,849	2,966
Asset management income	5,304	1,443	16
Gain on derivatives	777	909	46
Gain (loss) on sale of loans and debt securities	(4,615)	474	114
Loss on investments in debt securities	(20,303)	(597)	—
Loss on residual interest in securitization	(30,556)	—	—
Other income	5,420	1,606	2

Total non-interest income	(28,176)	9,684	3,144
Operating expenses:
Compensation and benefits	45,364	65,079	16,168
Occupancy and equipment	2,718	1,758	1,124
General and administrative expenses	9,412	7,445	2,757

Total operating expenses	57,494	74,282	20,049

Loss before income taxes	(10,588)	(29,558)	(9,416)
Income tax benefit	(1,949)	(2,377)	(3,517)

Net loss	$(8,639)	$(27,181)	$(5,899)

Comparison of the Years Ended December 31, 2007 and 2006

Interest income. Interest income increased $88.0 million, to $204.3 million for 2007 from $116.3 million for 2006. The increase was primarily due to growth in average interest earning assets of $1.0 billion, partially offset by a decrease in the yield on average interest earning assets to 9.14% from 9.61% primarily driven by a decrease in spreads on new volume and to a lesser extent prepayments of higher yielding loans and change in the mix of interest earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $833.2 million from December 31, 2006.

Interest expense. Interest expense increased $41.0 million, to $109.7 million for 2007 from $68.7 million for 2006. The increase was primarily due to an increase in average borrowings of $739.9 million to fund growth in interest earning assets, partially offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 6.20% from 6.68%, was primarily attributable to negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.23% for 2007 from 3.93% for 2006. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities and changes in our debt to equity ratio, partially offset by a decrease in our average yield on interest earning assets primarily driven by a decrease in spreads on new volume. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 2.94% from 2.92%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for 2007 and 2006:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,234,916	$204,295	9.14%	$1,210,494	$116,303	9.61%
Total interest bearing liabilities	1,767,993	109,703	6.20	1,028,139	68,728	6.68

Net interest spread		$94,592	2.94%		$47,575	2.92%

Net interest margin			4.23%			3.93%

Provision for credit losses. The provision for credit losses increased to $19.5 million for 2007 from $12.5 million for 2006. The increase in the provision was primarily due to $9.0 million of specific provisions recorded for impaired loans and the growth of our loan portfolio.

Non-interest income. Non-interest income decreased $37.9 million, to negative $28.2 million for 2007 from $9.7 million for 2006. The decrease is primarily due to a $30.6 million loss on the residual interest, a $12.8 million impairment charge prior to the sale of our investments in debt securities in our RMBS portfolio resulting from a severe correction of the RMBS market, $7.5 million loss on investments in debt securities due to impairments of three of our debt securities and $4.6 million loss on sale of loans and securities, partially offset by an additional $9.9 million in fee income, $3.9 million in management and performance fees related to the NCOF and $3.8 million on other income driven by a $1.8 million recognition of the fair value of our equity positions and $1.1 million recognized in connection with the repurchase of debt. On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a fair value residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007 and $0.6 million at December 31, 2007. The residual interest includes the present value of the expected future cash flows that we will receive from its retained interest. Any change in the fair value of the residual interest is recorded in the consolidated statement of operations.

Operating expenses. Operating expenses decreased $16.8 million, to $57.5 million for 2007 from $74.3 million for 2006. Employee compensation and benefits decreased $19.7 million primarily due to a $25.7 million decrease of the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering, offset by an increase in salaries of $5.4 million due to higher headcount. General and administrative expenses increased $2.0 million and occupancy and equipment expenses increased $1.0 million. The increase in general and administrative expenses is primarily due to $0.9 million increase in insurance expense and $1.1 million increase in professional fees.

Income taxes For 2007, we provided for income taxes based on an effective tax benefit rate of 18.4%, and for 2006, we provided for income taxes based on a tax benefit rate of 8.0%. Our effective tax benefit rate for 2007 includes two significant items, approximately $1.5 million relating to the impact of nondeductible compensation expense incurred in connection with our initial public offering, and $0.8 million resulting from the non-recognition of certain state tax benefits primarily resulting from the exit of our Structured Products group including losses incurred on securities sold in our second quarter off-balance sheet transaction. Our effective benefit rate for 2006 reflects the impact of nondeductible compensation expense incurred in connection with our initial public offering. As of December 31, 2007 and December 31, 2006 we had net deferred tax assets of $13.4 million and $14.7 million, respectively.

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

Net interest margin. Net interest margin increased to 3.93% for 2006 from 3.84% for 2005. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets offset by an increase in our average cost of interest bearing liabilities. The increase in yield and cost is due to the increase in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 2.92% from 2.91%.

The following table summarizes the yield of interest earning assets and the cost of interest bearing liabilities for 2006 and 2005:

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

The debt financings we completed in the second half of 2007 were more expensive and provided lower advance rates than similar transactions we completed in prior periods. We expect the trend toward higher cost of borrowing and lower leverage to continue in 2008. Given current market conditions, we believe executing a traditional term debt securitization could be difficult and will be executed as private placements and one-off transactions. Moreover we may not be able to renew our credit facilities with maturities in 2008 at similar advance rates, interest rate spreads or at their current commitment levels.

On November 12, 2007, we entered into a definitive agreement with institutional investors to issue 12.5 million shares of our common stock in a private placement at a price per share of $10.00. The gross proceeds from the offering, which closed in two tranches, were $125 million. The first tranche of 7.25 million shares closed on November 29, 2007. The second tranche of 5.25 million shares closed on January 18, 2008.

Cash and Cash Equivalents

As of December 31, 2007 and December 31, 2006, we had $76.2 million and $103.3 million, respectively, in cash and cash equivalents. Cash received from our initial public offering and our November 2007 private placement represented a large portion of our cash balance at December 31, 2007. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $115.8 million and $40.2 million of restricted cash as of December 31, 2007 and December 31, 2006, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2007.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2007, we had one $14.1 million loan classified as impaired and on non-accrual status and two loans with an aggregate outstanding balance of $11.5 million classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. We ceased accruing interest on the $14.1 million non-accrual loan and on one $7.8 million loan classified as a troubled debt restructuring during the three months ended December 31, 2007. We continue to accrue interest on one $3.7 million troubled debt restructuring. During 2007, we recorded $9.0 million of specific provisions for impaired loans. On October 18, 2007, we received a $2.2 million partial payoff from a borrower of an impaired loan and recognized a loss of $4.6 million, which was applied to a previously established specific reserve as a charge off. At December 31, 2007, the loan has a carrying value of $0.5 million. As our loan portfolio continues to season, we expect to experience additional credit issues, delinquencies, losses, specific reserves and charge offs as part of our normal course of business.

If a loan is 31 days or more past due we will categorize the loan as delinquent. As of December 31, 2007, we did not have any delinquent loans.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of December 31, 2007 and December 31, 2006 was $33.4 million and $19.4 million, or 1.48% and 1.32% of loans, gross, respectively. As of December 31, 2007, we also had a $2.1 million allowance for unfunded commitments resulting in an allowance for credit losses of 1.58% of outstanding loans.

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Balance as of beginning of period	$19,395	$7,610	$280
Provision for loan losses	9,593	11,785	7,330
Specific provision for loan losses	8,992	—	—
Net charge offs	(4,593)	—	—

Balance as of end of period	33,387	19,395	7,610
Allowance for losses on unfunded loan commitments	2,100	1,175	425

Allowance for credit losses	$35,487	$20,570	$8,035

Borrowings and Liquidity

As of December 31, 2007 and 2006, we had outstanding borrowings totaling $2.0 billion and $1.4 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of December 31, 2007, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Repurchase agreements	N/A	$63	N/A	Less than 1 year
Credit facilities	$1,275,000	677,739	$597,261	2008 – 2010
Term debt (1)	1,645,602	1,364,725	280,877	2012 – 2022

Total	$2,920,602	$2,042,527	$878,138

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at December 31, 2007, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type.

Repurchase agreements

In the past, we entered into sales of securities under agreements to repurchase with customers and brokers. These agreements were treated as collateralized financings, and the obligations to repurchase securities sold were reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At December 31, 2007 and 2006, we had repurchase agreements outstanding with a total carrying value of $0.1 million and $34.5 million, respectively. At December 31, 2007, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 5.97%. Debt securities with a market value of $0.8 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively. Currently, we no longer utilize repurchase agreements as a source of liquidity.

Credit facilities

At December 31, 2004, we had a $450.0 million joint loan sale and servicing agreement with, among others, Wachovia Capital Markets, LLC (“Wachovia”) and CDC Commercial Products, Inc. During 2005, we amended this facility to reduce it to a $300.0 million credit facility with Wachovia as the administrative agent, and added a $300.0 million credit facility with Citigroup Global Markets Realty Corp (“Citigroup”) as the note purchaser and a $50.0 million credit facility with NATIXIS Financial Products Inc. (“NATIXIS”) as the administrative agent discussed below.

In connection with the $300.0 million amended Wachovia credit facility, we formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification of the assets. The Wachovia credit facility was increased to $400.0 million pursuant to an amendment entered into on February 16, 2007 and has a principal outstanding balance as of December 31, 2007 of $315.9 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 5.96% at December 31, 2007. On August 3, 2007, we entered into an amendment dated August 8, 2007 which, among other things, extended the maturity date of this facility to August 4, 2010.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, we formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose entity, to purchase or hold loans and other debt products. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and other debt products depending on the mix of assets and the rating and diversification of the portfolio. On January 24, 2008, we entered into an amendment which, among other things, extended the maturity date to May 23, 2008. As of December 31, 2007, the NATIXIS credit facility did not have an outstanding balance.

In connection with the $300.0 million credit facility agreement with Citigroup, we formed a wholly owned subsidiary, NewStar Warehouse Funding 2005 LLC, a single-purpose bankruptcy remote entity, to purchase or hold loans and other debt products. In addition, the Company issued a demand note to the facility for up to $30.0 million. On March 29, 2007, we entered into an amendment to the Citigroup credit facility which increased the facility to $400.0 million and extended the maturity date to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.85% at December 31, 2007. On November 7, 2007, we entered into an amendment to this facility which, among other things, extended the maturity date to November 2010, completed the annual renewal of the liquidity line that supports the transaction to November 2008 and reduced the amount outstanding under the facility varying with the balances outstanding of the pledged loans and other debt products depending on the mix of assets and the rating and diversification of the assets. In addition, we amended the issued demand note to the facility, which increased the principal amount to $40.0 million. As of December 31, 2007 the outstanding balance was $261.0 million.

On March 21, 2006 we entered into a $200 million credit facility agreement with NATIXIS. In connection with this facility, we formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and other debt products. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and other debt products. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

On May 1, 2007, we formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently inactive but continues to fund existing loans through participation interests acquired by Citigroup Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I. Interest on this facility accrues at a variable rate per annum which was 5.43% at December 31, 2007. As of December 31, 2007, the outstanding balance was $100.9 million. Subsequent to December 31, 2007, we terminated this facility.

Term debt facility

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 6.45% at December 31, 2007. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. This term debt financing agreement matures on May 7, 2012. As of December 31, 2007, the outstanding balance was $84.0 million.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and initially sold and contributed $375.0 million in loans and other debt products (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.4 million of notes, including variable funding notes to institutional investors, and issued $31.6 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $357.1 million at December 31, 2007. Outstanding drawn notes at December 31, 2007 were $325.5 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	67,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,371	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	19,372	4.75	BB/Ba2/BB

Total notes	343,352	325,475
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$357,123

(1)	These ratings were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500.0 million in loans and other debt products (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100%. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $482.0 million at December 31, 2007. Outstanding drawn notes at December 31, 2007 were $438.3 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	22,000	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	438,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$482,000

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and initially sold and contributed $500.0 million in loans and other debt products (including unfunded commitments), to the 2007-1 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2007-1 CLO Trust issued $546.0 million of notes, including variable funding notes, to institutional investors and issued $54.0 million of trust certificates of which we retained 100%. The notes are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $571.0 million at December 31, 2007. Outstanding drawn notes at December 31, 2007 were $517.0 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2007	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	71,000	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	517,000
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$571,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2007:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Repurchase agreements	$63	$—	$—	$—	$63
Credit facilities (1)	100,939	576,800	—	—	677,739
Term debt (1)	—	—	84,000	1,280,725	1,364,725
Non-cancelable operating leases (2)	1,657	2,662	1,671	82	6,072

Total	$102,659	$579,462	$85,671	$1,280,807	$2,048,599

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

(2)	On March 12, 2007, we entered into a contract to sublease an additional 15,116 square feet of office space at our corporate headquarters in Boston, MA. The sublease commenced May 15, 2007 and terminates February 28, 2013.

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

During 2006, we entered into interest rate swap agreements which were designated as cash flow hedges of the risk of changes in our interest payments on LIBOR-based debt. The interest rate swap agreements have a combined notional value of $36.9 million and are effective from June 30, 2006 through October 20, 2013. During 2007, we recorded hedge ineffectiveness of approximately $51,200, which is included in gain (loss) on derivatives in our consolidated statements of operations.

The table below provides information about our derivative financial instruments, excluding Customer Derivatives, as of December 31, 2007.

Summary of Derivative Positions at December 31, 2007

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	($ in thousands)
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (average notional expected outstanding)	$33,217	$25,095	$18,923	$7,149	$5,381	$3,180	$92,945	$(1,063)
Average pay rate	5.99%	6.19%	6.37%	7.11%	7.55%	8.41%	—
Average receive rate	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	—
Interest rate cap:
Notional	—	—	—	—	—	—	—
Rate cap	—	—	—	—	—	—	—
Net receive rate	—	—	—	—	—	—	—

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At December 31, 2007, we had $454.8 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2007 we had $20.4 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2007, the notional value of the interest rate mitigation products was $555.6 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007, $3.1 million at September 30, 2007 and $0.6 million at December 31, 2007. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. The valuation of the residual performed as of June 30, 2007 used a discount rate of 15%. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2007 was driven by the following factors; (i) further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, (ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and (iii) increasing the discount rate applied to the valuation model. At September 30, 2007 and December 31, 2007, we increased the discount rate to 30% to reflect the general widening of spreads in the marketplace, and have made no changes to our general approach in projecting future liquidations/losses. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Revenue recognition

Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and debt product. The accrual of interest on loans and other debt products is discontinued when principal or interest payments are past due by 90 days or more or when, in the opinion of management, there is a reasonable doubt as to the collectibility in the normal course of business. If loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible.

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

Allowance for credit losses

The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The methodology for determining the allowance for losses on unfunded loan commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2007, we had an allowance for credit losses of $35.5 million, with specific allowances totaling $4.6 million.

We review the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third party data that we believe are reflective of the underlying credit losses being estimated. These estimates are not based on actual losses related to our loans and may not reflect future performance. Over time, as our loans season, we expect to supplement market and third-party data with the actual credit performance of our loans. In addition, we anticipate that the number of delinquent and non-accrual loans and loan impairments and charge offs will increase as our portfolio expands and seasons over time.

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses and, as such, may require an additional provision for the relevant period. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. During the three months ended September 30, 2007, we determined we had our first two impaired loans and as of December 31, 2007, we had three impaired loans.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of investments in debt securities

We review the fair value of our other debt products quarterly. The fair value of our investments in debt securities, non-investment grade securities and residual securities, are based on independent third-party quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, we estimate fair value using various valuation methodologies, including cash flow analysis and internally generated financial models that incorporate significant assumptions and judgments, as well as qualitative factors.

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

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. As of December 31, 2007, we had three debt products with a combined fair value of $1.9 million that were deemed to be other-than-temporarily impaired. As a result, during 2007 we recorded an impairment charge, or write-down, in other income of $7.4 million related to these debt products. Our allowance for credit losses does not cover these write-downs as we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

In the past, we invested in the RMBS market and are exposed to changes in the credit performance of the mortgage loans underlying these investment securities. As of December 31, 2007, we had $0.8 million of RMBS debt products. The performance of our investment securities may be negatively impacted by among other things the timing of losses, higher than expected levels of credit losses or prepayment speeds on the underlying mortgages or home equity loans, depending on the specific structure of each securitization. Most of our investments are in classes of securities which are not actively traded in secondary markets or have lower levels of liquidity. The fair value of securities and other investments that have such liquidity characteristics may not be readily ascertained. This situation may be further exacerbated by current market conditions.

The description of certain instruments as “debt securities” is intended to describe the accounting treatment of those instruments and is not a characterization of those instruments as securities for any other purpose.

Valuation of residual interest in securitization

We review the fair value of our residual interest quarterly. The fair value of our residual interest is based on forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities. We recognize changes in the fair value of the residual interest as gains or losses on our statement of operations.

In addition, the fair value determined at any time may not be accurate due to a high number of variables that affect cash flows associated with these complex cash flow structures. Our determination of fair value will be highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our internal cash flow model. Because of the inherent uncertainty of determining the fair value of investments that currently may not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the residual interest, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of the residual interest which would adversely affect our results of operations and financial condition.

Our assumptions as to discount rate and future cash flows on the individual assets may be higher or lower than those that might be employed by a third party. To value the assets, we use historical performance data at the time of determination and assumptions about delinquencies, losses, severities and prepayment speeds in the future, including assumptions about the timing of these variables, in arriving at estimates of future cash flows on the individual assets. These assumptions are influenced by historical experience in the respective asset classes and with particular originations and servicers. Within the various RMBS asset classes, assumptions and methodologies used by us are generally consistent among the various assets within each class and generally consistent with past forecasting techniques used by us.

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

At January 1, 2007 and December 31, 2007, the Company did not have any unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and U.S. state tax returns. As of December 31, 2007, the Company’s tax returns for the years ended 2006, 2005 and 2004 (year of the Company’s inception) remain subject to examination by the Internal Revenue Service and state tax authorities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in market values of our loans held-for-sale, which are carried at lower of cost or market, and our investment in debt securities, available-for-sale and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of December 31, 2007 and December 31, 2006, investments in debt securities available-for-sale totaled $35.5 million and $203.1 million, respectively, and our net unrealized loss on those debt securities totaled $0.9 million and $3.5 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized. The decrease in carrying value is a result of sales in debt securities of $175.2 million.

Interest rate risk represents a market risk exposure to us. Our goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect our net interest income. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates. During the normal course of business our lending to clients and our investments in debt securities create some interest rate risk as does the impact of ever-changing market conditions. We attempt to mitigate this risk through our Asset Liability Committee (“ALCO”) process taking into consideration balance sheet dynamics such as loan and investment growth and pricing, changes in funding mix and maturity characteristics. The ALCO group reviews the overall rate risk position and strategy on an ongoing basis. The ALCO group also reviews the impact on net interest income caused by changes in the shape of the yield curve as well as parallel shifts in the yield curve.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2007. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(4,612)
Increase of	100	4,612

As shown above, we estimate that a decrease in interest rates of 100 basis points would have resulted in a decrease of $4.6 million in our annualized net interest income. We estimate that an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $4.6 million.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and in our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in notes 2 and 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2008

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$76,155	$103,269
Restricted cash	115,807	40,174
Residual interest in securitization	631	—
Investments in debt securities, available-for-sale	35,498	203,121
Loans held-for-sale	112,944	62,620
Loans, net	2,201,442	1,437,832
Deferred financing costs, net	18,399	11,614
Interest receivable	14,120	19,849
Property and equipment, net	1,593	961
Deferred income taxes, net	13,355	14,705
Income tax receivable	4,635	—
Other assets	28,186	21,047

Total assets	$2,622,765	$1,915,192

Liabilities:
Repurchase agreements	$63	$34,535
Credit facilities	677,739	625,910
Term debt	1,364,725	774,225
Accrued interest payable	17,537	23,200
Accounts payable	197	4,315
Income tax payable	—	4,166
Other liabilities	59,814	25,426

Total liabilities	2,120,075	1,491,777

Stockholders’ equity:
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2007 and 2006;
Shares outstanding 43,355,713 in 2007 and 36,257,847 in 2006	434	363
Additional paid-in capital	551,704	463,925
Retained deficit	(47,221)	(38,582)
Common stock held in treasury, at cost $0.01 par value; 85,207 shares in 2007	(763)	—
Accumulated other comprehensive loss, net	(1,464)	(2,291)

Total stockholders’ equity	502,690	423,415

Total liabilities and stockholders’ equity	$2,622,765	$1,915,192

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$204,295	$116,303	$33,883
Interest expense	109,703	68,728	18,639

Net interest income	94,592	47,575	15,244
Provision for credit losses	19,510	12,535	7,755

Net interest income after provision for credit losses	75,082	35,040	7,489

Non-interest income:
Fee income	15,797	5,849	2,966
Asset management income – related party	5,304	1,443	16
Gain on derivatives	777	909	46
Gain (loss) on sale of loans and debt securities	(4,615)	723	114
Loss on investments in debt securities	(20,303)	(846)	—
Loss on residual interest in securitization	(30,556)	—	—
Other income	5,420	1,606	2

Total non-interest income	(28,176)	9,684	3,144

Operating expenses:
Compensation and benefits	45,364	65,079	16,168
Occupancy and equipment	2,718	1,758	1,124
General and administrative expenses	9,412	7,445	2,757

Total operating expenses	57,494	74,282	20,049

Loss before income taxes	(10,588)	(29,558)	(9,416)
Income tax benefit	(1,949)	(2,377)	(3,517)

Net loss	$(8,639)	$(27,181)	$(5,899)

Basic loss per share	$(0.23)	$(1.65)	$(0.83)
Diluted loss per share	(0.23)	(1.65)	(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Loss on Investments	Net Unrealized Loss Derivatives	Total Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2005	$67	$—	$66,933	$(5,502)	$—	$—	$—	$61,498
Net loss	—	—	—	(5,899)	—	—	—	(5,899)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $444	—	—	—	—	—	(641)	—	(641)

Total comprehensive loss								(6,540)
Net proceeds from issuance of preferred stock	42	—	41,958	—	—	—	—	42,000

Balance at December 31, 2005	109	—	108,891	(11,401)	—	(641)	—	96,958
Net loss	—	—	—	(27,181)	—	—	—	(27,181)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $853	—	—	—	—	—	(1,336)	—	(1,336)
Net unrealized derivatives losses, net of tax benefit of $206	—	—	—	—	—	—	(314)	(314)

Total comprehensive loss								(28,831)
Net proceeds from issuance of preferred stock	101	—	100,899	—	—	—	—	101,000
Net proceeds from issuance of common stock	—	138	214,982	—	—	—	—	215,120
Conversion of preferred stock into common stock	(210)	193	17	—	—	—	—	—
Conversion of Class A common stock into common stock	—	16	23	—	—	—	—	39
Issuance of restricted stock	—	16	(16)	—	—	—	—	—
Amortization of restricted common stock awards	—	—	24,883	—	—	—	—	24,883
Amortization of stock option awards	—	—	14,246	—	—	—	—	14,246

Balance at December 31, 2006	—	363	463,925	(38,582)	—	(1,977)	(314)	423,415
Net loss	—	—	—	(8,639)	—	—	—	(8,639)
Other comprehensive income (loss):
Net unrealized securities losses, net of tax benefit of $5,415	—	—	—	—	—	(8,247)	—	(8,247)
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	—	9,600	—	9,600
Net unrealized derivatives losses, net of tax benefit of $322	—	—	—	—	—	—	(526)	(526)

Total comprehensive loss								(7,812)
Net proceeds from issuance of common stock	—	71	72,079	—	—	—	—	72,150
Shares reacquired from employee transactions	—	—	—	—	(763)	—	—	(763)
Amortization of restricted common stock awards	—	—	12,206	—	—	—	—	12,206
Amortization of stock option awards	—	—	3,494	—	—	—	—	3,494

Balance at December 31, 2007	$—	$434	$551,704	$(47,221)	$(763)	$(624)	$(840)	$502,690

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	($ in thousands)
Cash flows from operating activities:
Net loss	$(8,639)	$(27,181)	$(5,899)
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	19,510	12,535	7,755
Depreciation and amortization and accretion	(11,294)	(6,276)	(1,423)
Amortization of debt issuance costs	3,166	5,070	1,813
Equity compensation expense	15,700	39,129	—
Net loss on investments in debt securities	20,303	846	—
Net loss on residual interest in securitization	30,556	—	—
Net realized loss (gain) on loans and securities	4,615	(723)	—
Gain on repurchase of debt	(1,129)	—	—
Deposits to securitization trust	(37,031)	—	—
Net change in deferred income taxes	696	(6,578)	(3,552)
Net change in loans held-for-sale	(50,324)	(41,652)	(20,968)
Net change in interest receivable	5,729	(13,700)	(5,314)
Net change in other assets	(11,742)	(16,706)	(4,310)
Net change in accrued interest payable	(5,759)	18,536	4,599
Net change in accounts payable and other liabilities	26,297	19,870	9,822

Net cash provided by (used in) operating activities	654	(16,830)	(17,477)

Cash flows from investing activities:
Net change in restricted cash	(75,633)	(27,605)	(12,152)
Net change in loans	(781,915)	(823,305)	(540,528)
Purchase of debt securities available-for-sale	(31,685)	(195,927)	(108,459)
Proceeds from repayments of debt securities available-for-sale	22,346	1,002	27,874
Proceeds from sale of debt securities available-for-sale	157,007	94,543	—
Proceeds from sale of loans	12,704	—	—
Acquisition of property and equipment	(1,111)	(284)	(604)

Net cash used in investing activities	(698,287)	(951,576)	(633,869)

Cash flows from financing activities:
Proceeds from issuance of common stock	72,150	215,120	—
Proceeds from issuance of Class A common stock	—	—	2
Proceeds from issuance of preferred stock	—	101,000	42,000
Borrowings (repayments) under repurchase agreements, net	(34,376)	(25,077)	50,746
Borrowings on credit facilities	1,893,225	1,203,260	657,700
Repayment of borrowings on credit facilities	(1,841,396)	(824,150)	(457,600)
Issuance of corporate debt	—	—	37,500
Repayment of corporate debt	—	(37,500)	—
Issuance of term debt	446,000	456,250	343,352
Borrowings on term debt	312,500	140,500	—
Repayment of borrowings on term debt	(166,871)	(151,539)	(14,338)
Payment of deferred financing costs	(9,950)	(7,612)	(7,953)
Purchase of treasury stock	(763)	—	—

Net cash provided by financing activities	670,519	1,070,252	651,409

Net increase (decrease) in cash during the period	(27,114)	101,846	63
Cash and cash equivalents at beginning of period	103,269	1,423	1,360

Cash and cash equivalents at end of period	$76,155	$103,269	$1,423

Supplemental cash flows information:
Interest paid	$115,461	$50,191	$12,227
Taxes paid	7,270	36	35
Decrease in fair value of investments in debt securities	13,662	2,189	1,086

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company that provides customized debt financing solutions to middle market businesses and commercial real estate borrowers. The Company principally focuses on the direct origination of loans that meet its risk and return parameters. The Company’s direct origination efforts target private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms.

The Company operates as a single segment. As of December 31, 2007, the Company derived revenues from three specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien, mezzanine and subordinated debt, and equity and other equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million, and invests in subordinated tranches of commercial mortgage-backed securitizations; and

•

Structured Products, which originates, structures and underwrites senior and subordinated debt for small and mid-sized specialty finance companies with assets typically between $25 million and $250 million.

Subsequent to December 31, 2007, the Company discontinued the origination of Structured Products. The Company manages the remaining portfolio within its Middle Market Corporate lending group. As of March 7, 2008, the remaining Structured Products portfolio had an outstanding balance of $123.2 million.

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

Residual Interest in Securitization

We review the fair value of our residual interest quarterly. The fair value of our residual interest is based on forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities. We recognize changes in the fair value of the residual interest as gains or losses on our statement of operations.

In addition, the fair value determined at any time may not be accurate due to a high number of variables that affect cash flows associated with these complex cash flow structures. Our determination of fair value will be highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our internal cash flow model. Because of the inherent uncertainty of determining the fair value of investments that currently may not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the residual interest, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of the residual interest which would adversely affect our results of operations and financial condition.

Our assumptions as to discount rate and future cash flows on the individual assets may be higher or lower than those that might be employed by a third party. To value the assets, we use historical performance data at the time of determination and assumptions about delinquencies, losses, severities and prepayment speeds in the future, including assumptions about the timing of these variables, in arriving at estimates of future cash flows on the individual assets. These assumptions are influenced by historical experience in the respective asset classes and with particular originations and servicers. Within the various RMBS asset classes, assumptions and methodologies used by us are generally consistent among the various assets within each class and generally consistent with past forecasting techniques used by us.

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

Fee Income Recognition

Origination fees and costs are deferred and amortized as yield adjustments over the contractual life of the loans and investments. In connection with the prepayment of a loan or other debt product, any remaining unamortized net deferred fees for that loan are accelerated and, depending on the terms of the loan, there may be an additional fee charged based upon the prepayment and recognized in the period of the prepayment. Syndication and structuring fees are recognized in the period the service is completed as fee income.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) established principles and requirements for financial reporting concerning business combinations. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). We do not expect implementation of the standard to have a material effect on our results from operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). This statement amends ARB 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements;

(2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect implementation of the standard to have a material effect on our results from operations or financial position.

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

At December 31, 2007 and 2006, outstanding balances of loans held-for-sale were as follows:

	December 31,
	2007	2006
	($ in thousands)
Middle Market Corporate	$96,632	$45,793
Commercial Real Estate	13,423	12,581
Structured Products	5,000	4,903

Gross loans held-for-sale	115,055	63,277
Deferred loan fees, net	(2,111)	(657)

Total loans held-for-sale	$112,944	$62,620

As of December 31, 2007 and 2006, loans consisted of the following:

	December 31,
	2007	2006
	($ in thousands)
Middle Market Corporate	$1,783,166	$1,137,315
Commercial Real Estate	367,340	218,153
Structured Products	97,974	111,570

Gross loans	2,248,480	1,467,038
Deferred loan fees, net	(13,651)	(9,811)
Allowance for loan losses	(33,387)	(19,395)

Total loans, net	$2,201,442	$1,437,832

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

During 2007, we sold three loans for an aggregate gain of $0.1 million.

During 2006, we sold two loans for a combined gain of $0.7 million.

During 2005, we sold one loan for a gain of $0.1 million.

As of December 31, 2007, the Company had one $14.1 million loan classified as impaired and on non-accrual status and two loans with an aggregate outstanding balance of $11.5 million classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. During 2007, the Company recorded $9.0 million of specific provisions for impaired loans and at December 31, 2007 had a $4.6 million specific reserve on its impaired loans. On October 18, 2007, the Company received a $2.2 million partial payoff from a borrower of an impaired loan and recognized a loss of $4.6 million that was applied to a previously established specific reserve as a charge off.

The aggregate average balance of impaired loans during the year ended December 31, 2007 was $29.0 million. The total amount of interest income that would have been recognized during the year ended December 31, 2007, if impaired and non-accrual loans had performed according to their original terms was $5.7 million. The amount of cash basis interest income that was recognized for the year ended December 31, 2007 was $3.4 million.

For impaired loans or troubled debt restructurings on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist, and the non-accrual loan has been brought current. The Company ceased accruing interest on the $14.1 million non-accrual loan and on one $7.8 million loan classified as a troubled debt restructuring during the three months ended December 31, 2007. The Company continues to accrue interest on one $3.8 million troubled debt restructuring.

At December 31, 2007, the Company did not have any loans classified as delinquent.

At December 31, 2006 the Company had one loan totaling $8.4 million that was more than 31 days past due and was classified as delinquent.

There were no impaired or non-accrual loans at December 31, 2006.

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Balance, beginning of year	$20,570	$8,035	$280
Provision for credit losses—general	10,518	12,535	7,755
Provision for credit losses—specific	8,992	—	—
Loans charged off, net of recoveries	(4,593)	—	—

Balance, end of year	$35,487	$20,570	$8,035

As the Company’s loan portfolio continues to season, it expects to experience additional credit issues, delinquencies, losses, specific reserves and charge offs as part of its normal course of business.

Included in the allowance for credit losses at December 31, 2007 and December 31, 2006 is an allowance for unfunded commitments of $2.1 million and $1.2 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of December 31, 2007 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	($ in thousands)
Interest collection on loans pledged to credit facilities	$52,831	$7,137
Principal and interest collections on loans held in trust and prefunding amounts	59,263	26,382
Customer escrow accounts	3,713	6,655

Total	$115,807	$40,174

Note 5. Investments in Debt Securities, Available-for-Sale

On June 29, 2007, the Company completed the sale of 50 investments in debt securities with an amortized cost of approximately $175.2 million and recognized a $4.4 million loss on the sale. The Company retained a residual interest in the investments in the debt securities sold (see Note 6).

Amortized cost of investments in debt securities as of December 31, 2007 and December 31, 2006 was as follows:

	December 31,
	2007	2006
	($ in thousands)
Investments in debt securities—gross	$38,787	$217,314
Unamortized discount	(2,343)	(10,918)

Investments in debt securities—amortized cost	$36,444	$206,396

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2007 and 2006 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2007:
Debt securities	$36,444	$—	$(946)	$35,498

	$36,444	$—	$(946)	$35,498

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2006:
Debt securities	$206,396	$235	$(3,510)	$203,121

	$206,396	$235	$(3,510)	$203,121

During 2007, the Company deemed eleven debt securities in its residential mortgage-backed securities (“RMBS”) portfolio to be other-than-temporarily impaired. Nine of the RMBS securities were sold as part of the securities portfolio sale of 50 debt securities (see Note 6). The Company recorded a $12.8 million impairment loss in non-interest income related to theses sold securities. The Company recorded a $5.9 million impairment loss related to its remaining RMBS portfolio which had a fair value of $0.8 million at December 31, 2007. Additionally, during 2007 the Company recorded a $1.6 million impairment loss related to one of its asset-backed debt securities.

In the fourth quarter of 2006, two debt securities with a combined fair value of $6.2 million were deemed to be other-than-temporarily impaired. During 2006, the Company recorded an impairment charge in non-interest income of $0.6 million related to these debt securities.

During 2006, the Company sold two debt securities at a realized loss of $0.2 million.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of December 31, 2007 and 2006:

	December 31, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	1	3
Fair value	$18,372	$21	$18,393
Amortized cost	19,310	29	19,339

Unrealized loss	$938	$8	$946

	December 31, 2006
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	25	6	31
Fair value	$66,825	$27,045	$93,870
Amortized cost	69,818	27,562	97,380

Unrealized loss	$2,993	$517	$3,510

As of December 31, 2007, three of the Company’s investments in debt securities were deemed to be temporarily impaired by the Company. These debt securities had an amortized cost of $19.3 million and an unrealized loss of $0.9 million. As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at December 31, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2007 and 2006 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	December 31,
	2007		2006
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$10,456	$10,456	$22,698	$22,431
Due after one year through five years	19,310	18,372	91,788	91,008
Due after five years through ten years	6,678	6,670	91,910	89,682

	$36,444	$35,498	$206,396	$203,121

Note 6. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $29.7 million at June 30, 2007 and $0.6 million at December 31, 2007.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of RMBS securities, the $10.4 million other debt product that the Company described in its 2006 Annual Report on Form 10-K as having a potential credit issue, $50.9 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations. During 2007, the Company recorded a $30.6 million loss on the residual interest. The loss was driven by the following factors; (i) further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, (ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and (iii) increasing the discount rate applied to the valuation model. At December 31, 2007, the discount rate was 30%.

Note 7. Derivative Financial Instruments

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR indexed debt. At December 31, 2007, the interest rate swap agreements have a combined notional value of $36.9 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2007 and 2006, the Company recorded hedge ineffectiveness of approximately $51,200 and $28,400, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2007 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.4 million. The reclassification is expected to result in additional interest expense.

Note 8. Fixed Assets

	December 31,
	2007	2006
	($ in thousands)
Leasehold improvements	$1,962	$1,008
Non-depreciable assets	20	20
Furniture and equipment	416	365
Software	224	117

	2,622	1,510
Less: Accumulated depreciation and amortization	(1,029)	(549)

	$1,593	$961

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $0.2 million, $0.3 million and $0.2 million, respectively.

Note 9. Repurchase Agreements

	December 31,
Securities sold under agreements to repurchase	2007	2006
	($ in thousands)
Outstanding at end of period	$63	$34,535
Maximum outstanding at any month end	32,035	58,399
Average balance for the year ended	12,309	38,538
Weighted average rate at end of period	5.97%	5.99%

In the past, the Company entered into sales of securities under agreements to repurchase with clients and brokers. These agreements were treated as collateralized financings, and the obligations to repurchase securities sold were reflected as a liability in the Company’s consolidated balance sheet. At December 31, 2007 and 2006, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $0.8 million and $48.2 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively. The Company currently no longer utilizes repurchase agreements.

Note 10. Borrowings

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

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. At December 31, 2007, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. Interest on this facility accrues at the commercial paper rate, as defined by the lender, which was 5.96% at December 31, 2007. On August 3, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to August 4, 2010 and extended the supporting liquidity line, which is subject to annual renewal, to August 4, 2008. As of December 31, 2007, the outstanding balance under this credit facility was $315.9 million.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On January 24, 2008, the Company entered into an amendment to this credit facility which extended the maturity date to May 23, 2008. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At December 31, 2007, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at the commercial paper rate, as defined by the lender. As of December 31, 2007, there was no outstanding balance.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. In addition, the Company issued a demand note to the facility for up to $30 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. At December 31, 2007, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million and extend the maturity date from December 30, 2008 to December 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.85% at December 31, 2007. As of December 31, 2007, the outstanding balance was $261.0 million. On November 7, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to November 2010, completed the annual renewal of the liquidity line that supports the transaction to November 2008, and reduced the amount outstanding under the facility varying with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. In addition, the Company amended the issued demand note to the facility which increased the principal amount to $40 million.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with NATIXIS. In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II, LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (See Note 6).

On May 1, 2007, the Company formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. ArcTurus I is currently inactive but continues to fund the existing loans through participation interests acquired by Citigroup

Financial Products Inc. The facility is scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I . Interest on this facility accrues at a variable rate per annum which was 5.43% at December 31, 2007. As of December 31, 2007, the outstanding balance was $100.9 million. Subsequent to December 31, 2007, the Company terminated this facility.

Term debt facility

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 6.45% at December 31, 2007. In connection with the Deutsche term debt financing agreement, the Company formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates which are variable based on the diversification and average rating of the targeted loan collateral. This term debt financing agreement matures on May 7, 2012. As of December 31, 2007, the outstanding balance was $84.0 million. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At December 31, 2007, NewStar DB Term Funding, LLC was in compliance with all such covenants.

Term Debt and Corporate Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The $325.5 million of outstanding notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $357.1 million at December 31, 2007. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008.

	Notes originally issued	Outstanding balance December 31, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	67,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,371	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	19,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$325,475

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The $438.3 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $482.0 million at December 31, 2007. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011.

	Notes originally issued	Outstanding balance December 31, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	22,000	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	13,750	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$438,250

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The $517.0 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $571.0 million at December 31, 2007. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

	Notes originally issued	Outstanding balance December 31, 2007	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	71,000	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$517,000

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

In March 2005, the Company entered into a $50 million multiple draw extendible senior secured note agreement. At December 31, 2005, the Company had drawn down $37.5 million under this facility. The notes accrued interest at LIBOR + 7.00%. In November 2005, the Company entered into a $50 million multiple draw extendible senior secured note agreement. The notes accrued interest at LIBOR + 5.75% per annum. Equity in all subsidiaries was pledged as collateral. On December 20, 2006, the Company repaid $37.5 million in outstanding principal balance on the notes, which represented all amounts outstanding, and the Company paid a call premium of $1.1 million. The Company also paid $1.1 million in accrued and unpaid interest on the notes on December 29, 2006. On January 25, 2007, the Company paid a termination fee of $0.3 million and the senior secured note agreement was terminated.

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2007 were as follows:

	Credit facilities	Term debt (1)	Total
	($ in thousands)
2008	$100,939	$—	$100,939
2009	—	84,000	84,000
2010	576,800	—	576,800
2011	—	—	—
2012	—	—	—
Thereafter	—	1,280,725	1,280,725

Total	$677,739	$1,364,725	$2,042,464

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 11. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next six years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 were as follows:

($ in thousands)
2008	$1,657
2009	1,522
2010	1,141
2011	1,021
2012	650
Thereafter	82

Rent expense was $1.7 million, $1.1 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Note 12. Stockholders’ Equity

Stockholders’ Equity

During the period from June 18, 2004 (inception) through December 13, 2006 the Company’s authorized capital consisted of Series A Preferred Stock, Class A Common Stock and Common Stock. As of December 31, 2005, the following preferred and common stock was authorized and outstanding:

	December 31, 2005
	Shares authorized	Shares outstanding
	(In thousands)
Preferred Stock—Series A	50,000	10,900
Class A Common Stock	10,000	3,886
Common Stock	120,000	—

As of December 31, 2007 and 2006, the Company’s authorized capital consists of common stock and the following was authorized and outstanding:

	December 31, 2007		December 31, 2006
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Common stock	145,000	43,356	145,000	36,258

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

The Class A Common was subject to forfeiture upon termination of the management stockholder’s employment on a time-based schedule as follows:

•	80% of the restricted stock was forfeited if termination occurred prior to the first anniversary of the date of the restricted stock agreement;

•	60% of the restricted stock was forfeited if termination occurred on or after the first anniversary but prior to the second anniversary of the date of the restricted stock agreement;

•	40% of the restricted stock was forfeited if termination occurred on or after the second anniversary but prior to the third anniversary of the date of the restricted stock agreement;

•	20% of the restricted stock was forfeited if termination occurred on or after the third anniversary but prior to the fourth anniversary of the date of the restricted stock agreement; and

•	0% of the restricted stock was forfeited if termination occurred on or after the fourth anniversary of the date of the restricted stock agreement.

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

On November 12, 2007, the Company entered into a definitive agreement with institutional investors to issue 12.5 million shares of the Company’s common stock in a private placement at a price per share of $10.00. The gross proceeds from the offering, which closed in two tranches, were $125 million. The first tranche of 7.25 million shares closed on November 29, 2007. The second tranche of 5.25 million shares was subject to the Company obtaining stockholder approval, and was approved at a special meeting of stockholders held on January 15, 2008. The second tranche closed on January 18, 2008.

In connection with the private placement, the Company entered into a Registration Rights Agreement with the institutional investors, whereby the Company agreed to register common stock as defined in the agreement. To the extent that the registration of the common stock does not occur within specified time periods generally within 2008, the Company would be required to pay a maximum monetary penalty equal to 7% of the aggregate subscription amount paid by each institutional investor. No amounts have been accrued at December 31, 2007.

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock vest ratably over a four-year service period. Restricted stock activity for 2007 and 2006 was as follows:

	Shares	Weighted average grant- date fair value
		($ in thousands)
Conversion of Class A common stock upon initial public offering	1,566,322	$26,627
Granted	1,631,160	27,730
Vested	(1,010,989)	(17,187)
Forfeited	(6,426)	(109)

Non-vested as of December 31, 2006	2,180,067	37,061
Granted	14,000	197
Vested	(623,606)	(10,601)
Forfeited	(243,621)	(4,142)

Non-vested as of December 31, 2007	1,326,840	$22,515

The Company recognized $12.2 million and $24.9 million of compensation expense related to restricted stock during 2007 and 2006, respectively. The unrecognized compensation cost of $15.1 million at December 31, 2007 is expected to be recognized over approximately the next four years.

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

Stock option activity for 2007 and 2006 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Intrinsic value per share (1)	Aggregate fair value
					($ in thousands)
Outstanding as of January 1, 2006	—	$—	—	$—	$—
Granted	3,287,365	17.00	10	—	20,941
Exercised	—	—	—	—	—
Forfeited	(10,723)	17.00	10	1.16	80

Outstanding as of December 31, 2006	3,276,642	17.00	10	1.45	24,767
Granted	137,000	14.63	10	—	729
Exercised	—	—	—	—	—
Forfeited	(107,044)	17.00	10	—	(650)

Outstanding as of December 31, 2007	3,306,598	16.90	9	—	3,269

Vested or expected to vest as of December 31, 2007	2,145,146	17.00	9	—	2,121

Exercisable as of December 31, 2007	2,145,146	17.00	9	—	2,121

(1)	Intrinsic value equals the current market value less the exercise price.

For the years ended December 31, 2007 and 2006, the weighted average grant date fair value of options granted was $5.72 and $6.37, respectively. As of December 31, 2007, the total unrecognized compensation cost related to nonvested options granted was $3.4 million. This cost is expected to be recognized over a weighted average period of three years. During the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $3.5 million and $14.2 million, respectively related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the year ended December 31, 2007 were as follows:

	The year ended December 31,
	2007	2006
Expected volatility (1)	30.00%	30.00%
Expected dividends (2)	—	—
Risk-free interest rate (3)	4.54	4.52
Expected life (4)	6.25	5.65

(1)	The expected volatility is based on a study of the Company’s peers.
(2)	We do not expect to pay any dividends during the life of these stock options.
(3)	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.
(4)	The expected life is determined using the simplified method.

Note 13. Income (Loss) Per Share

The calculation of income (loss) per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of a 1 for 2.4808 reverse stock split that occurred in connection with the initial public offering.

Accordingly, the income (loss) per share is calculated to include 16,480,836 shares of common stock in 2006 and 7,110,363 shares of common stock in 2005, as if issued and outstanding for the period to reflect the above conversions.

The computations of basic and diluted loss per share for the periods ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Numerator:
Net loss	$(8,639)	$(27,181)	$(5,899)
Denominator:
Denominator for basic loss per common share	36,901	16,481	7,110

Denominator:
Denominator for diluted loss per common share	36,901	16,481	7,110
Potentially dilutive securities—options	—	—	—
Potentially dilutive securities—warrants	—	—	—

Total weighted average diluted shares	36,901	16,481	7,110

The 3,320,935 weighted average stock options and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2007 due to the fact that the results would be anti-dilutive.

The 3,280,216 weighted average stock options and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2006 due to the fact that the results would be anti-dilutive.

The warrants to purchase the Series A Preferred Stock were not included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the fact that the results would be anti-dilutive.

Note 14. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$76,155	$76,155	$103,269	$103,269
Restricted cash	115,807	115,807	40,174	40,174
Loans held-for-sale	112,944	112,944	62,620	62,620
Loans, net	2,201,442	2,183,454	1,437,832	1,437,832
Investments in debt securities available-for-sale	35,498	35,498	203,121	203,121
Residual interest in securitization	631	631	—	—
Derivative instruments	1,063	1,063	126	126
Financial liabilities:
Repurchase agreements	$63	$63	$34,535	$34,535
Credit facilities	677,739	677,739	625,910	625,910
Term debt	1,364,725	1,314,019	774,225	774,225

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

Residual interest in securitization: The fair value of our residual interest is based on forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities.

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

Term debt: Fair value is determined by estimated market conditions using a discounted cash flow model.

Derivative instruments: The fair value of the derivative instruments is determined based on quoted market prices at the reporting date for those or similar instruments.

Note 15. Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2007	2006
	($ in thousands)
Unused lines of credit	$454,837	$302,856
Standby letters of credit	20,382	6,990
Interest rate mitigation products (notional)	555,554	145,238

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007 and $0.6 million at December 31, 2007 (See Note 6 for additional information).

Note 16. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2007	2006	2005
	($ in thousands)
Current tax expense:
Federal	$(2,322)	$2,557	$—
State	(323)	1,645	35

Total current	(2,645)	4,202	35

Deferred tax expense (benefit):
Federal	(1,309)	(4,573)	(2,996)
State	2,005	(2,006)	(556)

Total deferred	696	(6,579)	(3,552)

Income tax benefit	$(1,949)	$(2,377)	$(3,517)

The Company’s effective tax benefit rate for 2007 includes two significant items, approximately $1.5 million relating to the impact of nondeductible compensation expense incurred in connection with the initial public offering and $0.8 million resulting from the non-recognition of certain state tax benefits resulting from the exit of the Structured Products business including losses incurred, securities sold and residual interest retained in the second quarter off-balance sheet transaction.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2007 and 2006, components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$13,682	$8,148
Capitalized startup costs	325	556
Other	218	193
Securities fair value adjustments	527	1,503
Equity compensation	9,202	5,891
Impairment	—	236
Accrued bonus	1,019	—
Tax credits—AMT	277	—
Net operating losses	10,978	—

Gross deferred tax asset	36,228	16,527

Deferred tax liability:
Prepaid expenses	663	669
Mark-to-market loans	3,276	—
Securitization	17,138	—
Deferred loan costs	1,796	1,153

Gross deferred tax liability	22,873	1,822

Net deferred tax asset	$13,355	$14,705

The effective tax rate differed from the statutory federal corporate rate as follows:

	December 31,
	2007	2006	2005
	($ in thousands)
Federal statutory rate	$(3,600)	$(10,047)	$(3,201)
State income taxes, net of federal tax benefit	1,110	(238)	(332)
Equity compensation	1,501	7,878	—
Tax exempt interest	(849)	—	—
Other	(111)	30	16

	$(1,949)	$(2,377)	$(3,517)

At December 31, 2007, the Company had a net operating loss carryforward for Federal income tax purposes of $30 million, which was available to offset future Federal taxable income, if any, through 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the

Company will realize the benefits of these deductible differences at December 31, 2007 and 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At January 1, 2007 and December 31, 2007, the Company did not have any accrued interest or penalties.

At January 1, 2007 and December 31, 2007, the Company did not have any unrecognized tax benefits and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and U.S. state tax returns. As of December 31, 2007, the Company’s tax returns for the years ended 2006, 2005 and 2004 (year of the Company’s inception) remain subject to examination by the Internal Revenue Service and state tax authorities.

Note 17. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $0.6 million and $0.4 million, respectively.

Note 18. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the years ended December 31, 2007 and 2006 and for the period August 22, 2005 through December 31, 2005, the Fund paid the Company $5.3 million, $1.4 million and $.02 million, respectively of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At December 31, 2007, the loan balance outstanding and amount of committed funds were $12.6 million and $13.6 million, respectively.

In June 2007, the Company made a loan based on market terms to a company which is partially-owned by a related party. At December 31, 2007, the loan balance outstanding and amount of committed funds were $13.0 million and $15.5 million, respectively.

Among the investors in the private placement transaction that closed in two separate tranches on November 29, 2007 and January 18, 2008, Union Square Partners, L.P., Corsair III Financial Services Capital Partners, L.P. and Corsair III Financial Services Offshore 892 Partners, L.P. are entities affiliated with members of our board of directors and, therefore, the private placement and related transactions were approved by an independent committee of our Board of Directors. Bradley E. Cooper, one of our directors, is an officer and co-owner of the ultimate entity delegated investment authority for Union Square Partners, L.P., which purchased 4,000,000 of the shares of our common stock issued in the private placement and was granted nomination and management rights by the Company in separate side letter agreements entered into in connection with the private placement. Mr. Cooper is also an officer and co-owner of the ultimate entity delegated investment authority for the Capital Z entities that collectively maintained beneficial ownership of 5,709,972 shares of our common stock prior to the private placement. T. Kimball Brooker, Jr., one of our directors, is also an officer of the entity delegated investment authority for the

Corsair II Capital portfolio. Richard E. Thornburgh, another of our directors, is also an officer of Corsair Capital LLC. Both Mr. Brooker and Mr. Thornburgh are affiliated with Corsair III Financial Services Capital Partners, L.P. and Corsair III Financial Services Offshore 892 Partners, L.P., entities which purchased an aggregate of 4,000,000 of the shares of our common stock issued in the private placement.

Note 19. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2007 and 2006 is shown in the following table.

	For the three months ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
	($ in thousands)
Summary Results of Operations Data:
Interest income	$55,606	$52,626	$50,575	$45,488	$39,243	$32.980	$25,164	$18,916
Interest expense	30,826	28,071	27,269	23,537	23,766	19,122	14,874	10,966

Net interest income	24,780	24,555	23,306	21,951	15,477	13,858	10,290	7,950
Provision for credit losses	8,155	6,553	2,490	2,312	5,941	2,350	2,841	1,403

Net interest income after provision for credit losses	16,625	18,002	20,816	19,639	9,536	11,508	7,449	6,547
Total non-interest income (1)	3,957	(21,848)	432	(10,717)	4,103	2,025	1,983	1,573
Total operating expenses (2)	14,671	14,259	15,601	12,963	51,604	8,568	7,104	7,006

Income (loss) before income taxes	5,911	(18,105)	5,647	(4,041)	(37,965)	4,965	2,328	1,114
Income tax expense (benefit)	4,677	(7,260)	2,229	(1,595)	(5,911)	2,072	989	473

Net income (loss)	$1,234	$(10,845)	$3,418	$(2,446)	$(32,054)	$2,893	$1,339	$641

Net income (loss) per share (3):
Basic	$0.03	$(0.30)	$0.09	$(0.07)	$(1.26)	$0.18	$0.09	$0.05
Diluted	0.03	(0.30)	0.09	(0.07)	(1.26)	0.18	0.09	0.05

(1)	Non-interest income for the three months ended September 30, 2007 includes a loss on residual interest in securitization of $28.1 million resulting from a decline in fair value of the residual interest. Non-interest income for the three months ended March 31, 2007 includes losses on investments in debt securities of $14.9 million resulting from other than temporary impairments.
(2)	Operating expenses for the three months ended December 31, 2006 include a non-cash equity compensation charge of $39.1 million related to equity grants made since the Company’s inception.
(3)	As a result of the Company’s initial public offering in December 2006, and equity raises under previous subscription agreements were periodic, average basic and diluted shares for each period are not comparable and the sum of income (loss) per share by quarter does not equal income (loss) per share for the respective year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 52.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2008 (the “2008 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Board of Directors—Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	53	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	51	Chief Investment Officer and Director
John K. Bray	51	Chief Financial Officer
David R. Dobies	42	Managing Director and Co-Head of Middle Market Corporate
Timothy C. Shoyer	42	Managing Director and Co-Head of Middle Market Corporate

Timothy J. Conway, 53, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 51, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 51, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

David R. Dobies, 42, has served as a Managing Director and Co-Head of our Middle Market Corporate group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media, Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Timothy C. Shoyer, 42, has served as a Managing Director and Co-Head of our Middle Market Corporate group since our inception in 2004. From 1998 to March 2004, Mr. Shoyer was employed by FleetBoston Financial Corporation or its predecessors where he was a Managing Director, with responsibility for all of the bank’s junior capital origination efforts including second lien, mezzanine and high yield bond financings. Before joining FleetBoston Financial Corporation, Mr. Shoyer was a Vice President in the High Yield and Restructuring Advisory groups at Citigroup. Mr. Shoyer received his undergraduate degree from Moravian College.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and certain other senior officers. A copy of the code is publicly available on the Investor Relations page of our website at www.newstarfin.com. If you would like to receive a copy of our Code of Ethics, free of charge, a request should be directed to: Investor Relations, NewStar Financial, Inc., 500 Boylston St., Suite 1600, Boston, Massachusetts 02116.

In addition we also have a Code of Business Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company. A copy of the code is posted on the Company’s website at www.newstarfin.com.

Item 11.	Executive Compensation

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2008 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2008 Proxy Statement captioned “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2008 Proxy Statement captioned “Board of Directors” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2008 Proxy Statement captioned “Information about our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 51 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date:	March 10, 2008	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2008

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ T. KIMBALL BROOKER, JR. T. Kimball Brooker, Jr.	Director	March 10, 2008

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 10, 2008

/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 10, 2008

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 10, 2008

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 10, 2008

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 10, 2008

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 10, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
3(a)	Amended and Restated Certificate of Incorporation of NewStar Financial, Inc. (“the Company”).	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Filed herewith.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Form of Warrant to Purchase Preferred Stock.	Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report of Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as landlord, and the Company, as tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as landlord, and the Company, as tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(3)	Sublease between Massachusetts Financial Services Company, as tenant, and the Company, as sub-tenant, dated February 1, 2007.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed May 10, 2007 and incorporated herein by reference.

10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as borrower, the Company, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC Agent, U.S. Bank National Association, as trustee, Lyon Financial Services, Inc. as backup servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 20, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(i)	Amendment No. 7 to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Filed herewith.

10(b)(1)(j)	Amendment No. 8 to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Filed herewith.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(1)(l)	Amendment No. 10 to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(3)(a)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Originator, IXIS Financial Products Inc., as Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(3)(b)	Amendment No. 1 to Sale and Servicing Agreement, dated as of March 13, 2006.	Previously filed as Exhibit 10.9.1.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(3)(c)	Amendment No. 2 to Sale and Servicing Agreement, dated as of August 2, 2006.	Previously filed as Exhibit 10.9.1.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(3)(d)	Amendment No. 3 to Sale and Servicing Agreement, dated as of November 29, 2006.	Previously filed as Exhibit 10.9.1.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(3)(e)	Amended and Restated Management Agreement dated as of November 29, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as the SPE, and The Company	Previously filed as Exhibit 10(b)(3)(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(4)(a)	Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as Originator and Servicer, MMP-5 Funding, LLC, as Lender, IXIS Financial Products Inc., as Administrative Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.10.1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(b)	Amendment No. 1 to Secured Loan and Servicing Agreement, dated as of November 30, 2005.	Previously filed as Exhibit 10(b)(4)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007, and incorporated herein by reference.

10(b)(4)(c)	Amendment No. 2 to Secured Loan and Servicing Agreement, dated as of March 14, 2006.	Previously filed as Exhibit 10.10.1.3 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(d)	Amendment No. 3 to Secured Loan and Servicing Agreement, dated as of August 24, 2006.	Previously filed as Exhibit 10.10.1.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(e)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the borrower, the Company, as the originator and the servicer, MMP-5 Funding, LLC as the lender, NATIXIS Financial Products, Inc., as the administrative agent and U.S. Bank National Association, as the trustee.	Previously filed as Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Lender, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement	Filed herewith.

10(b)(5)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement	Filed herewith.

10(b)(5)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as issuer, the Company, as limited recourse provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as agent, and U.S. Bank National Association, as trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, Class A-2 Agent.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer (includes Exhibit A to agreement).	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(d)	Second Omnibus Amendment, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Filed herewith.

10(b)(8)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(8)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(9)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 6, 2007 and incorporated herein by reference.

10(b)(9)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 6, 2007 and incorporated herein by reference.

10(b)(9)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 6, 2007 and incorporated herein by reference.

10(c)†	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as manager.	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006.

10(d)	Loan and Servicing Agreement, dated as of November 7, 2007, by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and servicer, Deutsche Bank AG, New York Branch as Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc., as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Filed herewith.

10(e)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)	Employment Agreement, dated December 8, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(f)(2)	Employment Agreement, dated December 8, 2006, between the Company and Peter A. Schmidt-Fellner. *	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(f)(3)	Employment Agreement, dated December 8, 2006, between the Company and John K. Bray. *	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(f)(4)	Letter Agreement, dated November 9, 2007, between the Company and Phillip R. Burnaman II. *	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 13, 2007 and incorporated herein by reference.

10(f)(5)	Employment Agreement, dated December 8, 2006, between the Company and David R. Dobies. *	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(f)(6)	Employment Agreement, dated December 8, 2006, between the Company and Timothy C. Shoyer. *	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(g)	The Company’s 2006 Incentive Plan.	Previously filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(h)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(i)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(j)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy C. Shoyer.*	Previously filed as Exhibit 10(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(5)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(1)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(l)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.