Form 10-K/A
period 2007-12-31
NewStar Financial, Inc.
filed 2008-05-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 10, 2008 (the “Form 10-K”). The sole purpose of this amendment is to include a revised consent of KPMG LLP, our independent registered public accounting firm, to replace the consent that was filed as Exhibit 23 to our Form 10-K, which inadvertently omitted certain information that should have been included.

We are also filing certifications by our principal executive officer and principal financial officer required by this amendment as exhibits Exhibit 31(a)(1) and 31(b)(1) in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Pursuant to Rule 12b-15 of the Securities Act of 1934, as amended, Exhibit 23 of our Annual Report on the Form 10-K is deleted in its entirety and replaced with the attached Exhibit 23. This amendment does not reflect events occurring after the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the filing of our Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 7, 2008	By:	/s/ John K. Bray
John K. Bray
Chief Financial Officer

INDEX TO EXHIBITS

to Amendment No. 1 to the Annual Report on Form 10-K/A for the Year Ended December 31, 2007

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
23	Consent of KPMG LLP.	Filed herewith.

31(a)(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.