Form 10-Q
period 2008-03-31
NewStar Financial, Inc.
filed 2008-05-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2008, 48,518,291 shares of common stock, par value of $0.01 per share, were outstanding.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2008	December 31, 2007
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$165,220	$76,155
Restricted cash	67,456	115,807
Residual interest in securitization	308	631
Investments in debt securities, available-for-sale	30,805	35,498
Loans held-for-sale	65,287	112,944
Loans, net	2,271,030	2,201,442
Deferred financing costs, net	18,081	18,399
Interest receivable	13,215	14,120
Property and equipment, net	1,461	1,593
Deferred income taxes, net	13,051	13,355
Income tax receivable	—	4,635
Other assets	42,030	28,186

Total assets	$2,687,944	$2,622,765

Liabilities:
Repurchase agreements	$—	$63
Credit facilities	553,800	677,739
Term debt	1,519,725	1,364,725
Accrued interest payable	11,000	17,537
Accounts payable	749	197
Income tax payable	668	—
Other liabilities	41,636	59,814

Total liabilities	2,127,578	2,120,075

Stockholders’ equity:
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2008 and 2007;
Shares outstanding 48,572,402 in 2008 and 43,355,713 in 2007	486	434
Additional paid-in capital	603,006	551,704
Retained deficit	(41,079)	(47,221)
Common stock held in treasury, at cost $0.01 par value; 87,382 in 2008 and 85,207 in 2007	(781)	(763)
Accumulated other comprehensive loss, net	(1,266)	(1,464)

Total stockholders’ equity	560,366	502,690

Total liabilities and stockholders’ equity	$2,687,944	$2,622,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2008	2007
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$51,988	$45,488
Interest expense	25,324	23,537

Net interest income	26,664	21,951
Provision for credit losses	4,611	2,312

Net interest income after provision for credit losses	22,053	19,639

Non-interest income:
Fee income	1,532	2,553
Asset management income – related party	1,651	964
Gain on derivatives	56	84
Gain (loss) on sale of loans	(786)	75
Loss on investments in debt securities	(258)	(14,862)
Loss on residual interest in securitization	(323)	—
Other income	1,284	469

Total non-interest income	3,156	(10,717)

Operating expenses:
Compensation and benefits	11,500	10,532
Occupancy and equipment	835	492
General and administrative expenses	2,564	1,939

Total operating expenses	14,899	12,963

Income (loss) before income taxes	10,310	(4,041)
Income tax expense (benefit)	4,168	(1,595)

Net income (loss)	$6,142	$(2,446)

Basic income (loss) per share	$0.13	$(0.07)
Diluted income (loss) per share	0.13	(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Gain (Loss) on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2008	$434	$551,704	$(47,221)	$(763)	$(624)	$(840)	$502,690
Net income	—	—	6,142	—	—	—	6,142
Other comprehensive loss:
Net unrealized securities gains, net of tax expense of $322	—	—	—	—	624	—	624
Net unrealized derivatives losses, net of tax benefit of $316	—	—	—	—	—	(426)	(426)

Total comprehensive income							6,340
Net proceeds from issuance of common stock	52	49,164	—	—	—	—	49,216
Shares reacquired from employee transactions	—	—	—	(18)	—	—	(18)
Amortization of restricted common stock awards	—	1,662	—	—	—	—	1,662
Amortization of stock option awards	—	476	—	—	—	—	476

Balance at March 31, 2008	$486	$603,006	$(41,079)	$(781)	$—	$(1,266)	$560,366

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2007	$363	$463,925	$(38,582)	$—	$(1,977)	$(314)	$423,415
Net loss	—	—	(2,446)	—	—	—	(2,446)
Other comprehensive loss:
Net unrealized securities losses, net of tax benefit of $5,527	—	—	—	—	(8,463)	—	(8,463)
Net unrealized derivatives losses, net of tax expense of $44	—	—	—	—	—	(61)	(61)

Total comprehensive loss							(10,970)
Amortization of restricted common stock awards	—	3,578	—	—	—	—	3,578
Amortization of stock option awards	—	856	—	—	—	—	856

Balance at March 31, 2007	$363	$468,359	$(41,028)	$—	$(10,440)	$(375)	$416,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$6,142	$(2,446)
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	4,611	2,312
Depreciation and amortization and accretion	(2,269)	(2,298)
Amortization of debt issuance costs	979	693
Equity compensation expense	2,138	4,434
Net loss on investments in debt securities	258	14,862
Net loss on residual interest in securitization	323	—
Net realized loss (gain) on loans	786	(75)
Gain on repurchase of debt	(1,200)	—
Net change in deferred income taxes	298	(2,080)
Net change in loans held-for-sale	40,173	10,350
Net change in interest receivable	905	1,506
Net change in other assets	(9,210)	(17,553)
Net change in accrued interest payable	(6,537)	(11,941)
Net change in accounts payable and other liabilities	(17,452)	(968)

Net cash provided by (used in) operating activities	19,945	(3,204)

Cash flows from investing activities:
Net change in restricted cash	48,352	(26,327)
Net change in loans	(65,355)	(164,124)
Purchase of debt securities available-for-sale	—	(116,489)
Proceeds from repayments of debt securities available-for-sale	1,195	109,200
Proceeds from sales of debt securities available-for-sale	4,190	—
Acquisition of property and equipment	2	(191)

Net cash used in investing activities	(11,616)	(197,931)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,216	—
Repayments under repurchase agreements, net	(63)	(7,675)
Borrowings on credit facilities	218,500	345,500
Repayment of borrowings on credit facilities	(342,439)	(119,000)
Borrowings on term debt	209,500	39,000
Repayment of borrowings on term debt	(53,300)	(28,500)
Payment of deferred financing costs	(660)	(68)
Purchase of treasury stock	(18)	—

Net cash provided by financing activities	80,736	229,257

Net increase in cash during the period	89,065	28,122
Cash and cash equivalents at beginning of period	76,155	103,269

Cash and cash equivalents at end of period	$165,220	$131,391

Supplemental cash flows information:
Interest paid	$31,861	$35,478
Taxes paid	20	—
Decrease (increase) in fair value of investments in debt securities	(946)	13,990
Transfers of loans held-for-sale to loans, net	7,485	—

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

The Company operates as a single segment and derives its revenues from two specialized lending groups:

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

Subsequent to December 31, 2007, the Company discontinued the origination of Structured Products. The Company manages the remaining portfolio within its Middle Market Corporate lending group. As of March 31, 2008, the remaining Structured Products portfolio had an outstanding balance of $125.1 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) valuation of investments, (iii) valuation of residual interest, (iv) determination of other than temporary and temporary impairments and (v) recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (“observable inputs”) and a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date (“unobservable inputs”). The fair value hierarchy in SFAS 157 assigns highest priority to quoted prices in active markets (level 1) followed by observable inputs other than quoted prices (level 2) and unobservable inputs have the lowest priority (level 3). Implementation of the standard did not have a material effect on the Company’s results from operations or financial position.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of January 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the three months ended March 31, 2008.

Recently Issued Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard will not affect on the Company’s results from operations or financial position.

Reclassification

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Note 3. Fair Value

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Cash and cash equivalents, including restricted cash

Cash and cash equivalents are recorded at fair value on a recurring basis and include cash balances and money market funds classified as level 1.

Residual interest in securitization

The residual interest in securitization is recorded at fair value on a recurring basis and fair value is based on the present value of expected future cash flows calculated by using independent pricing models or other model-based valuation techniques and management’s best estimates of key assumptions. The valuation of residual interest in securitization is classified as level 3 as it relies significantly on unobservable inputs.

Investments in debt securities, available-for-sale

Investments in debt securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of investments in debt securities is based on either broker quotes or by using internally developed financial models. For securities in less liquid markets where there is limited activity and little transparency around broker quotes used to value such securities, the Company classifies securities valued using broker quotes as level 3. If quoted prices are not available, then fair value is estimated by using internally developed financial models. These securities are not actively traded and require a private sale, and the valuation involves significant management judgment. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions. Such securities are classified as level 3, as the valuation models are based on significant inputs that are unobservable in the market.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral equals or exceeds the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as level 3.

Loans held-for-sale

Loans held-for-sale are not recorded at fair value on a recurring basis and are carried at the lower of cost or market value. Fair values for loans held-for-sale are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors such as credit loss assumptions. Where quoted prices are available in an active market, loans held-for-sale are classified as level 1. Level 1 loans include instruments where the fair value is based on a contracted selling price. Loans are classified as level 3 in instances where valuation models are based on significant inputs that are unobservable in the market. For the three months ended March 31, 2008, the Company recorded a loss of $0.7 million on loans held-for-sale at period end.

Fair value of derivative instruments

Derivatives are recorded at fair value on a recurring basis. Substantially all derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using broker quotes or financial models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with the counterparty credit risk. The Company classifies derivative instruments held or issued for risk management or customer-initiated activities as level 2. Examples of level 2 derivatives are interest rate swaps and interest rate cap contracts.

The Company also holds a portfolio of warrants for generally non-marketable equity securities. These warrants are primarily from non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data existed, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as level 3.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2008, by caption in the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total carrying value in consolidated balance sheet
	($ in thousands)
Recurring Basis:

Cash and cash equivalents	$165,220	—	$—	$165,220
Restricted cash	67,456	—	—	67,456
Residual interest in securitization	—	—	308	308
Investments in debt securities, available-for-sale	—	—	30,805	30,805
Warrants	—	—	3,741	3,741
Other assets	—	19,628	—	19,628

Total assets recorded at fair value on a recurring basis	$232,676	$19,628	$34,854	$287,158

Other liabilities	$—	$21,524	$—	$21,524

Nonrecurring Basis:

Loans held-for-sale	$19,952	$—	$33,130	$53,082
Loans	—	7,303	—	7,303

Total assets recorded at fair value on a nonrecurring basis	$19,952	$7,303	$33,130	$60,385

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the three months ended March 31, 2008 (including the change in fair value), for financial instruments classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Residual interest in securitization	Investments in debt securities, available-for sale	Warrants
	($ in thousands)
Balance as of December 31, 2007	$631	$35,498	$4,326
Total gains or losses (realized/unrealized)
Included in earnings	(323)	(341)	(585)
Included in other comprehensive income	—	946	—
Purchases, issuances or settlements	—	(5,298)	—

Balance as of March 31, 2008	$308	$30,805	$3,741

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

At March 31, 2008 and December 31, 2007, outstanding balances of loans held-for-sale were as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Middle Market Corporate	$55,727	$101,632
Commercial Real Estate	11,551	13,423

Gross loans held-for-sale	67,278	115,055
Deferred loan fees, net	(1,991)	(2,111)

Total loans held-for-sale	$65,287	$112,944

During the three months ended March 31, 2008, the Company recognized a $0.7 million loss resulting from a decline in fair value of loans held-for-sale.

During the three months ended March 31, 2008, the Company sold five loans for an aggregate gain of $0.03 million. During the three months ended March 31, 2007, we sold one loan for a loss of $0.01 million.

As of March 31, 2008 and December 31, 2007, loans consisted of the following:

	March 31, 2008	December 31, 2007
	($ in thousands)
Middle Market Corporate	$1,907,229	$1,881,140
Commercial Real Estate	414,128	367,340

Gross loans	2,321,357	2,248,480
Deferred loan fees, net	(15,415)	(13,651)
Allowance for loan losses	(34,912)	(33,387)

Total loans, net	$2,271,030	$2,201,442

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

As of March 31, 2008, the Company had four impaired loans with an aggregate outstanding balance of $26.3 million. Three of these impaired loans with an aggregate outstanding balance of $24.3 million were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). Two of these impaired loans with an aggregate outstanding balance of $9.8 million were on non-accrual status. During 2008, the Company recorded $3.5 million of specific provisions for impaired loans, of which $1.4 million relates to a loan which the Company believes will result in a troubled debt restructuring in the second quarter of 2008. At March 31, 2008, the Company had a $4.8 million specific reserve on its impaired loans.

As of December 31, 2007, the Company had three impaired loans with an aggregate outstanding balance of $25.7 million. Two of these impaired loans with an aggregate outstanding balance of $11.2 million were classified as troubled debt restructurings as defined by SFAS 15. Two of these impaired loans with an aggregate outstanding balance of $21.9 million were on non-accrual status. During 2007, the Company recorded $9.0 million of specific provisions for impaired loans and at December 31, 2007 had a $4.6 million specific reserve on its impaired loans.

The aggregate average balance of impaired loans during the three months ended March 31, 2008 was $23.9 million. The total amount of interest income that would have been recognized during the three months ended March 31, 2008, if impaired and non-accrual loans had performed according to their original terms was $0.9 million. The amount of cash basis interest income that was recognized for the three months ended March 31, 2008 was $0.3 million.

At March 31, 2008, the Company had one delinquent loan with an outstanding balance of $3.1 million. At December 31, 2007, the Company did not have any loans classified as delinquent.

The Company did not have any impaired or non-accrual loans at March 31, 2007.

For impaired loans or troubled debt restructurings on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist, and the non-accrual loan has been brought current.

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Balance, beginning of year	$35,487	$20,570
Provision for credit losses - general	1,083	2,312
Provision for credit losses - specific	3,528	—
Loans charged off, net of recoveries	(3,335)	—

Balance, end of period	$36,763	$22,882

As the Company’s loan portfolio continues to season, it expects to experience additional credit issues, delinquencies, losses, specific reserves and charge offs as part of its normal course of business.

Included in the allowance for credit losses at March 31, 2008 and 2007 is an allowance for unfunded commitments of $1.8 million and $1.4 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of March 31, 2008 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Interest collection on loans pledged to credit facilities	$46,065	$52,831
Principal and interest collections on loans held in trust and prefunding amounts	18,197	59,263
Customer escrow accounts	3,194	3,713

Total	$67,456	$115,807

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Investments in debt securities - gross	$33,118	$38,787
Unamortized discount	(2,313)	(2,343)

Investments in debt securities - amortized cost	$30,805	$36,444

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2008 and December 31, 2007 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2008:
Debt securities	$30,805	$—	$—	$30,805

	$30,805	$—	$—	$30,805

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2007:
Debt securities	$36,444	$—	$(946)	$35,498

	$36,444	$—	$(946)	$35,498

During the three months ended March 31, 2008, the Company sold one debt security at a realized loss of $0.1 million.

During the first quarter 2008, the Company recorded a net permanent impairment charge in non-interest income of $0.3 million relating to two debt securities.

During the three months ended March 31, 2007, the Company deemed ten debt securities in its residential mortgage-backed securities (“RMBS”) portfolio to be other-than-temporarily impaired. The Company recorded a $14.9 million impairment loss in non-interest income related to these debt securities. Nine of the RMBS securities were sold as part of the securities portfolio sale on June 29, 2007 (see Note 7).

As of March 31, 2008 the Company did not have any investments in debt securities which it deemed to be temporarily impaired. At December 31, 2007, three of the Company’s investments in debt securities were deemed to be temporarily impaired by the Company. The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2007:

	December 31, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	1	3
Fair value	$18,372	$21	$18,393
Amortized cost	19,310	29	19,339

Unrealized loss	$938	$8	$946

At December 31, 2007, these debt securities had an amortized cost of $19.3 million and an unrealized loss of $0.9 million. As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at December 31, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2008 and December 31, 2007 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	March 31, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$10,485	$10,485	$10,456	$10,456
Due after one year through five years	15,000	15,000	19,310	18,372
Due after five years through ten years	5,319	5,319	6,678	6,670

Total	$30,805	$30,805	$36,444	$35,498

Note 7. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0.3 million at March 31, 2008 and $0.6 million at December 31, 2007.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of RMBS securities, $61.3 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations. During the three months ended March 31, 2008, the Company recorded a $0.3 million loss on the residual interest. The loss was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows.

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR indexed debt. At March 31, 2008, the interest rate swap agreements have a combined notional value of $34.7 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2008 and 2007, the Company recorded hedge ineffectiveness of approximately $8,786 and $15,600, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations.

Note 9. Repurchase Agreements

Securities sold under agreements to repurchase	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	($ in thousands)
Outstanding at end of period	$—	$63
Maximum outstanding at any month end	61	32,035
Average balance for the period	20	12,309
Weighted average rate at end of period	N/A	5.97%

In the past, the Company entered into sales of securities under agreements to repurchase with clients and brokers. These agreements were treated as collateralized financings, and the obligations to repurchase securities sold were reflected as a liability in the Company’s consolidated balance sheet. At December 31, 2007, the maturities of these agreements ranged from one to three months. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $0.8 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2007. The Company no longer utilizes repurchase agreements.

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

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. At March 31, 2008, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. On April 18, 2008, we entered into an amendment which, among other things, extended the maturity date to April 15, 2011, completed the 2008 annual renewal, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million. Interest on this facility accrues at a variable rate per annum, which was 3.89% at March 31, 2008. As of March 31, 2008, the outstanding balance under this credit facility was $238.9 million.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On January 24, 2008, the Company entered into an amendment to this credit facility which extended the maturity date to May 23, 2008. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At March 31, 2008, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 5.04% at March 31, 2008. As of March 31, 2008, the outstanding balance was $30.0 million.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. In addition, the Company issued a demand note to the facility for up to $30 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. At March 31, 2008, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million. On November 7, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to November 2010, completed the annual renewal of the liquidity line that supports the transaction to November 2008, and reduced the amount outstanding under the facility varying with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification to the assets. In addition, the Company amended the issued demand note to the facility which increased the principal amount to $40 million. Interest on this facility accrues at a variable rate per annum, which was 3.95% at March 31, 2008. As of March 31, 2008, the outstanding balance was $285.0 million.

On March 21, 2006 the Company entered into a $200 million credit facility agreement with NATIXIS. In connection with this facility, the Company formed a wholly owned subsidiary, NewStar Structured Finance Opportunities LLC (“SFO I”), a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. On June 29, 2007, SFO I formed a wholly owned subsidiary, NewStar Structured Finance Opportunities II, LLC (“SFO II”), a single-purpose bankruptcy-remote entity to purchase or hold loans and investments. In connection with the formation of SFO II, SFO I sold all of its assets with an aggregate carrying value of $187.9 million to SFO II and SFO II assumed all of SFO I’s liabilities associated with this credit facility. In addition, SFO II sold to the investors under this credit facility an undivided interest in each of the assets financed thereunder. The sale of undivided interests was accounted for as a sale of financial assets under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (See Note 7).

On May 1, 2007, the Company formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. The facility was scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I. On February 27, 2008, the Company terminated this facility.

Term Debt Facility

On November 8, 2007, the Company entered into a $300.0 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 4.22% at March 31, 2008. In connection with the Deutsche term debt financing agreement, the Company formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates which are variable based on the diversification and average rating of the targeted loan collateral. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400.0 million. As of March 31, 2008, the outstanding balance was $227.0 million. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At March 31, 2008, NewStar DB Term Funding, LLC was in compliance with all such covenants.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The $326.5 million of outstanding notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $363.1 million at March 31, 2008. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008.

	Notes originally issued	Outstanding balance March 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	68,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,371	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	19,372	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$326,475

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The $431.8 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $478.0 million at March 31, 2008. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011.

	Notes originally issued	Outstanding balance March 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	18,000	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	11,250	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$431,750

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The $534.5 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $588.5 million at March 31, 2008. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

	Notes originally issued	Outstanding balance March 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	88,500	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$534,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Note 11. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2008 and December 31, 2007, the Company’s authorized capital consists of common stock and the following was authorized and outstanding:

	March 31, 2008		December 31, 2007
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Common stock	145,000	48,572	145,000	43,356

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

In connection with the private placement, the Company entered into a Registration Rights Agreement with the institutional investors, whereby the Company agreed to register common stock as defined in the agreement. To the extent that the registration of the common stock does not occur within specified time periods generally within 2008, the Company would be required to pay a maximum monetary penalty equal to 7% of the aggregate subscription amount paid by each institutional investor. No amounts have been accrued at March 31, 2008.

Restricted Stock

In connection with the Company’s initial public offering, 3,197,482 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. The shares of restricted stock have a graded vesting schedule over a service period of up to five years. Restricted stock activity for the three months ended March 31, 2008 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2007	1,326,840	$22,515
Granted	—	—
Vested	(6,675)	(106)
Forfeited	(35,231)	(599)

Non-vested as of March 31, 2008	1,284,934	$21,810

The Company recognized $1.7 million and $3.6 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2008 and 2007. The unrecognized compensation cost of $12.9 million at March 31, 2008 is expected to be recognized over the next four years.

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

Stock option activity for the three months ended March 31, 2008 was as follows:

Options
Outstanding as of January 1, 2008	3,306,598
Granted	1,206,000
Exercised	—
Forfeited	(119,702)

Outstanding as of March 31, 2008	4,392,896

Vested as of March 31, 2008	2,092,840

Exercisable as of March 31, 2008	2,092,840

For the three months ended March 31, 2008, the weighted average grant date fair value of options granted was $2.18. As of March 31, 2008, the total unrecognized compensation cost related to nonvested options granted was $5.0 million. This cost is expected to be recognized over a weighted average period of three years. During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $0.5 million and $0.9 million, respectively related to its stock options.

Note 12. Income (Loss) Per Share

The computations of basic and diluted loss per share for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Numerator:
Net income (loss)	$6,142	$(2,446)

Denominator:
Denominator for basic loss per common share	47,788	36,258

Denominator:
Denominator for diluted loss per common share	47,788	36,258
Potentially dilutive securities - options	—	—
Potentially dilutive securities - warrants	—	584

Total weighted average diluted shares	47,788	36,842

The 3,902,880 weighted average stock options and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 due to the fact that the results would be anti-dilutive.

The 3,279,014 weighted average stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 due to the fact that the results would be anti-dilutive.

Note 13. Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Unused lines of credit	$404,054	$454,837
Standby letters of credit	24,615	20,382
Interest rate mitigation products (notional)	578,698	555,554

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0.3 million at March 31, 2008 and $0.6 million at December 31, 2007 (See Note 7 for additional information).

Note 14. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three months ended March 31, 2008 and 2007 was $0.6 million and $0.5 million, respectively.

Note 15. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2008 and 2007, the Fund paid the Company $1.7 million and $1.0 million, respectively of asset management fees.

During 2006, the Company made a loan based on market terms to a company controlled by an affiliate of one of its officers. At March 31, 2008, the loan balance outstanding and amount of committed funds were $12.1 million and $13.1 million, respectively.

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

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Form 10-K for the year ended December 31, 2007, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document and we undertake no obligation to update or revise these statements, except as may be required by law.

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

We operate as a single segment and derive revenues from two specialized lending groups:

•

Middle Market Corporate, which originates, structures and underwrites senior debt and, to a lesser extent, second lien, mezzanine and subordinated debt, and equity and equity-linked products for companies with annual EBITDA typically between $5 million and $50 million; and

•

Commercial Real Estate, which originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of real estate properties typically valued between $10 million and $50 million.

Subsequent to December 31, 2007, we discontinued the origination of Structured Products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of March 31, 2008, the remaining Structured Products portfolio had an outstanding balance of $125.1 million comprised of seven loans and five debt securities.

Recent Developments

On May 6, 2008, we entered into an amendment to the $300.0 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”) which, among other things, increased the facility to $400.0 million.

On April 18, 2008, we entered into an amendment to the $400.0 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”) which, among other things, extended the maturity date of the credit facility to April 15, 2011, completed the 2008 annual renewal, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million.

As of March 31, 2008, we had four loans with an aggregate outstanding balance of $26.3 million classified as impaired. Two of these impaired loans with an aggregate outstanding balance of $9.8 million were on non-accrual status as of March 31, 2008. During the first quarter of 2008, we recorded $3.5 million of specific provisions for impaired loans.

Market Conditions

The dislocation in the credit markets we saw in 2007 has continued into 2008. Compounding liquidity issues in these markets, the outlook for the economy is increasingly uncertain as credit is constrained and activity slows. Bank loan markets are also experiencing significant volatility with heightened selling pressure led largely by concerns about de-leveraging of certain types of investment vehicles. This negative environment is further impacted by the overhang of a large inventory of unsold leveraged loan positions that are aging on banks’ balance sheets. As a result, we expect to experience greater difficulty and higher cost in securing term debt financing for our loan portfolio. Given current market conditions, we believe executing a traditional term debt securitization could be difficult and, if executed, will be executed as private placements and one-off transactions.

The financings we have completed in 2008 have been more expensive and provide lower advance rates than similar transactions we completed in prior periods. While we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2008, we believe that we will also benefit from these market conditions by re-pricing our existing loans higher when possible, and originating new loans with more favorable terms and significantly higher yields.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NewStar’s basic and diluted income per share for 2008 was $0.13 on net income of $6.1 million compared to a net loss of $0.07 per share, or $2.4 million for 2007. As of March 31, 2008, our managed loan portfolio was $3.0 billion. During the first quarter of 2008, loans owned by the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”) increased $13.3 million to $591.6 million at March 31, 2008.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 8.44% for 2008, a decrease from 9.80% for 2007. The decrease in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.19% for 2008 and 4.50% for 2007. The primary factors impacting net interest margin are changes in our product mix, debt to equity ratio, prevailing interest rates, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 49.96% for 2008, down from 115.40% for 2007. The decrease in our efficiency ratio during 2008 as compared to 2007 was primarily due to the $14.8 million of impairment charges on investments in debt securities during the three months ended March 31, 2007 as well as an increase in net interest income resulting from significant growth in our loan portfolio, partially offset by an increase in operating expenses resulting from an increase in compensation expense and general and administrative expenses.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.58% as of March 31, 2008 and 1.40% as of March 31, 2007. The allowance for credit losses at March 31, 2008 included specific reserves of $4.8 million and general reserves of $32.0 million.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans divided by outstanding gross loans, was 0.14% as of March 31, 2008 and 0.51% as of March 31, 2007. As of March 31, 2008, one of our loans with a principal amount of $3.1 million was delinquent.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 0.42% as of March 31, 2008.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of March 31, 2008, the net charge off rate was 0.14% or 0.58% on an annualized basis.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.94% for the three months ended March 31, 2008. Return on average assets was not meaningful for the three months ended March 31, 2007 as we had a net loss due primarily to the impairment charge related to our residential mortgage-backed securities portfolio.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.53% for the three months ended March 31, 2008. Return on average equity was not meaningful for the three months ended March 31, 2007 as we had a net loss due primarily to the impairment charge related to our residential mortgage-backed securities portfolio.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Net interest income:
Interest income	$51,988	$45,488
Interest expense	25,324	23,537

Net interest income	26,664	21,951
Provision for credit losses	4,611	2,312

Net interest income after provision for credit losses	22,053	19,639
Non-interest income:
Fee income	1,532	2,553
Asset management income	1,651	964
Gain on derivatives	56	84
Gain (loss) on sale of loans	(786)	75
Loss on investments in debt securities	(258)	(14,862)
Loss on residual interest in securitization	(323)	—
Other income	1,284	469

Total non-interest income	3,156	(10,717)
Operating expenses:
Compensation and benefits	11,500	10,532
Occupancy and equipment	835	492
General and administrative expenses	2,564	1,939

Total operating expenses	14,899	12,963

Income (loss) before income taxes	10,310	(4,041)
Income tax expense (benefit)	4,168	(1,595)

Net income (loss)	$6,142	$(2,446)

Comparison of the Three Months Ended March 31, 2008 and 2007

Interest income. Interest income increased $6.5 million, to $52.0 million for the three months ended March 31, 2008 from $45.5 million for the three months ended March 31, 2007. The increase was primarily due to growth in average interest earning assets of $586.2 million, partially offset by a decrease in the yield on average interest earning assets to 8.15% from 9.34% primarily driven by an decrease in prevailing interest rates. The increase in average interest earning assets was primarily driven by the growth in loans of $526.3 million since March 31, 2007.

Interest expense. Interest expense increased $1.8 million, to $25.3 million for the three months ended March 31, 2008 from $23.5 million for the three months ended March 31, 2007. The increase was primarily due to an increase in average borrowings of $468.0 million from March 31, 2007 to fund growth in interest earning assets, partially offset by a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 5.11% from 6.26%, was primarily attributable to an decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 4.19% for the three months ended March 31, 2008 from 4.50% for the three months ended March 31, 2007. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets partially offset by an decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is due to the decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.05% from 3.08%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,562,405	$51,988	8.16%	$1,976,185	$45,488	9.34%
Total interest bearing liabilities	1,993,106	25,324	5.11	1,525,081	23,537	6.26

Net interest spread		$26,664	3.05%		$21,951	3.08%

Net interest margin			4.19%			4.50%

Provision for credit losses. The provision for credit losses increased to $4.6 million for the three months ended March 31, 2008 from $2.3 million for the three months ended March 31, 2007. The increase in the provision was primarily due to $3.5 million of specific provisions recorded for impaired loans and the growth of our loan portfolio.

Non-interest income. Non-interest income increased $13.9 million, to $3.2 million for the three months ended March 31, 2008. The increase is primarily due to the $14.9 million of impairment charges during the three months ended March 31, 2007 related to ten of our investments in debt securities in our residential mortgage-backed securities (“RMBS”) portfolio, $1.2 million recognized in connection with the repurchase of debt, an increase of $0.7 million in management and performance fees related to the NCOF, partially offset by a $1.0 million decrease in fee income, $0.6 million loss in fair value of our equity positions, $0.3 million loss on investments in debt securities due to net impairments on two of our debt securities and $0.3 million loss on residual interest in securitization.

Operating expenses. Operating expenses increased $1.9 million, to $14.9 million for the three months ended March 31, 2008 from $13.0 million for the three months ended March 31, 2007. Employee compensation and benefits increased $1.0 million primarily due to higher headcount, partially offset by a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering. General and administrative expenses increased $0.6 million and occupancy and equipment expenses increased $0.3 million.

Income taxes. For the three months ended March 31, 2008 and 2007, we provided for income taxes based on an effective tax benefit rate of 40.4% and 39.5%, respectively. As of March 31, 2008 and December 31, 2007, we had net deferred tax assets of $13.1 million and $13.4 million, respectively.

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

The trend which began in 2007 toward higher cost of borrowing and lower leverage continued into 2008. Given current market conditions, we believe executing a traditional term debt securitization could be difficult and will be executed as private placements and one-off transactions. Moreover we may not be able to renew our credit facilities with maturities in 2008 at similar advance rates, interest rate spreads or at their current commitment levels.

Cash and Cash Equivalents

As of March 31, 2008 and December 31, 2007, we had $165.2 million and $76.2 million, respectively, in cash and cash equivalents. Cash received from our initial public offering and our November 2007 private placement represented a large portion of our cash balance at March 31, 2008. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

We had $67.5 million and $115.8 million of restricted cash as of March 31, 2008 and December 31, 2007, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2008.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2008, we had four impaired loans with an aggregate outstanding balance of $26.3 million. Three of these impaired loans with an aggregate outstanding balance of $24.3 million were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Two of these impaired loans with an aggregate outstanding balance of $9.8 million were on non-accrual status. During the three months ended March 31, 2008, we recorded $3.5 million of specific provisions for impaired loans, of which $1.4 million relates to a loan which the Company believes will result in a troubled debt restructuring in the second quarter of 2008. As our loan portfolio continues to season, we expect to experience additional credit issues, delinquencies, losses, specific reserves, troubled debt restructurings and charge offs as part of our normal course of business.

If a loan is 31 days or more past due we will categorize the loan as delinquent. As of March 31, 2008, we had one delinquent loan with an outstanding balance of $3.1 million.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in the loans in our loan portfolio. Our allowance for loan losses as of March 31, 2008 and December 31, 2007 was $34.9 million and $33.4 million, or 1.50% and 1.48% of loans, gross, respectively. As of March 31, 2008, we also had a $1.8 million allowance for unfunded commitments resulting in an allowance for credit losses of 1.58% of outstanding loans.

Activity in the allowance for loan losses for the three months ended March 31, 2007 and for the year ended December 31, 2007 was as follows:

	Three Months Ended March 31,2008	Year Ended December 31, 2007
	($ in thousands)
Balance as of beginning of period	$33,387	$19,395
Provision for loan losses	1,332	9,593
Specific provision for loan losses	3,528	8,992
Net charge offs	(3,335)	(4,593)

Balance as of end of period	34,912	33,387
Allowance for losses on unfunded loan commitments	1,851	2,100

Allowance for credit losses	$36,763	$35,487

Borrowings and Liquidity

As of March 31, 2008 and December 31, 2007, we had outstanding borrowings totaling $2.1 billion and $2.0 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of March 31, 2008, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$875,000	553,800	$321,200	2008–2010
Term debt (1)	1,645,602	1,519,725	125,877	2012–2022

Total	$2,520,602	$2,073,525	$447,077

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at March 31, 2008, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type.

Credit facilities

As of March 31, 2008 the Company had three credit facilities: (i) a $400.0 million credit facility with Wachovia, (ii) a $400.0 million credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”) and (iii) a $75.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”).

The Company has a $400.0 million credit facility agreement with Wachovia that had an outstanding balance of $238.9 million as of March 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 3.89% at March 31, 2008. This facility was scheduled to mature on August 4, 2010. On April 18, 2008, we entered into an amendment which, among other things, extended the maturity date to April 15, 2011, completed the 2008 annual renewal, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million.

The Company has a $400.0 million credit facility agreement with Citigroup that had an outstanding balance of $285.0 million as of March 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 3.95% at March 31, 2008. This facility is scheduled to mature in November 2010. In addition, the Company issued a demand note to the facility for up to $40.0 million.

The Company has a $75.0 million credit facility agreement with NATIXIS that had an outstanding balance was $30.0 million as of March 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 5.04% at March 31, 2008. On January 24, 2008, we entered into an amendment which, among other things, extended the maturity date to May 23, 2008.

On May 1, 2007, we formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. The facility was scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I. On February 27, 2008, we terminated this facility.

Term debt facility

The Company has a $300 million term debt financing agreement with Deutsche. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 4.22% at March 31, 2008. This term debt financing agreement matures on May 7, 2012. As of March 31, 2008, the outstanding balance was $227.0 million. On May 6, 2008, we entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400.0 million.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $363.1 million at March 31, 2008. Outstanding drawn notes at March 31, 2008 were $331.5 million. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	68,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,371	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	24,372	4.75	BB/Ba2/BB

Total notes	343,352	331,475
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$363,123

(1)	These ratings were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $478.0 million at March 31, 2008. Outstanding drawn notes at March 31, 2008 were $434.3 million. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	18,000	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	13,750	1.75	BBB-/Baa3/BBB-

Total notes	456,250	434,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$478,000

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $588.5 million at March 31, 2008. Outstanding drawn notes at March 31, 2008 were $534.5 million. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	88,500	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	534,500
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$588,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At March 31, 2008, we had $404.1 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2008 we had $24.6 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2008, the notional value of the interest rate mitigation products was $578.7 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0.3 million at March 31, 2008. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. The valuation of the residual performed as of June 30, 2007 used a discount rate of 15%. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2008 was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 2 to the consolidated financial statements included in the Company’s 2007 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2007 Annual Report, aside from certain refinements to estimates and assumptions related to the January 1, 2008 adoption of SFAS 157, “Fair Value Measurements,” as discussed below and described in greater detail in Note 3 to these consolidated financial statements.

Fair Value

On January 1, 2008, the Company adopted SFAS 157 which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

The Company utilizes fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. SFAS 157 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Cash and cash equivalents, investments in debt securities, available-for-sale, residual interest in securitization and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale and loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.

SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

Level 1 —	Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2 —	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.

Level 3 —	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. When available, the Company utilizes quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and other assumptions.

However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used by the Company to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

As of March 31, 2008, 2.5% of total assets and 19.6% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During the three months ended March 31, 2008 we recognized a $2.0 million loss in earnings and a $0.9 million gain in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of March 31, 2008:

Description	Fair Value at March 31, 2008
($ in thousands)
Commercial loans:
First mortgages	$11,131
Senior secured cash flow	21,999
Residual interest in securitization	308
Investments in debt securities, available-for-sale:
Securities backed by residential real estate mortgages, commercial real estate mortgages and other assets	683
Securities backed by credit card receivables	25,486
Securities backed by licenses and easements	4,636
Warrants	3,741

Total level 3 assets at fair value	$67,984

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2008 and December 31, 2007, investments in debt securities available-for-sale totaled $30.8 million and $35.5 million, respectively. As of March 31, 2008 these debt securities did not have an unrealized gain or loss. At December 31, 2007, our net unrealized loss on those debt securities totaled $0.9 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

We invested the proceeds from our December 2006 initial public offering and our November 2007 private placement in short term instruments to permit us ready access to cash in order to fund our directly originated loan growth. As a result, our sensitivity to interest rate movement has increased. As the cash is redeployed and we continue to grow our loan portfolio, this interest rate sensitivity as a percentage of earnings will decrease over time.

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2008. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(4,167)
Increase of	100	4,167

As shown above, we estimate that a decrease in interest rates of 100 basis points would have resulted in a decrease of $4.2 million in our annualized net interest income. We estimate that an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $4.2 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. The managing underwriters for our initial public offering were Goldman, Sachs & Co., Morgan Stanley, Citigroup and Wachovia Securities. On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. We received net proceeds in the initial public offering of approximately $218,178,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through December 31, 2007 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering, approximately $25,000 to pay miscellaneous expenses associated with the initial public offering and approximately $108,200,000 to fund loan growth. We hold the remaining proceeds in cash and cash equivalents.

Unregistered Sales of Securities

On November 12, 2007, we entered into a definitive agreement with institutional investors to issue 12.5 million shares of our common stock in a private placement under the exemption from registration under Rule 4(2) of the Securities Act of 1933 at a price per share of $10.00. The gross proceeds from the offering, which closed in two tranches, were $125 million. The first tranche of 7.25 million shares closed on November 29, 2007. The second tranche of 5.25 million shares closed on January 18, 2008. As part of the transaction, we filed a registration statement with the SEC on May 1, 2006 that covers the resale of the shares of common stock issued in the offering. The registration statement has not yet been declared effective by the SEC and no shares registered thereunder may be sold by the selling stockholders named in the registration statement until it is declared effective.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 15, 2008, the Company held a Special Meeting of Stockholders to consider and approve the issuance of 5,251,920 shares of its common stock to certain institutional investors pursuant to the Securities Purchase Agreement dated November 12, 2007 by an among the Company and the purchasers named therein. The proposal was approved with 30,057,033 votes for, 70,495 votes against, and 6,724 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 6, dated as of January 24, 2008, to the Secured Loan and Servicing Agreement, dated August 26, 2005, by and among Newstar Short-Term Funding LLC, as the borrower, the Company, as the originator and as the servicer, MMP-5 Funding, LLC, as the lender, NATIXIS Financial Products Inc. as the administrative agent and U.S. Bank National Association, as the trustee.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 7, 2008	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 6, dated as of January 24, 2008, to the Secured Loan and Servicing Agreement, dated August 26, 2005, by and among Newstar Short-Term Funding LLC, as the borrower, the Company, as the originator and as the servicer, MMP-5 Funding, LLC, as the lender, NATIXIS Financial Products Inc. as the administrative agent and U.S. Bank National Association, as the trustee.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.