Form 10-Q
period 2008-09-30
NewStar Financial, Inc.
filed 2008-11-05
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, 48,522,500 shares of common stock, par value of $0.01 per share, were outstanding.

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

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	risks and uncertainties relating to the financial markets generally;

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses and achieve profitability;

•	our ability to effectively manage our growth;

•	the competitive nature of the commercial lending industry and our ability to effectively compete;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	the existence of delinquencies or non-accruals in our loans that would force us to take charge-offs exceeding our allowance for credit losses;

•	impairments to our debt products that could adversely impact our net income and assets and harm our results of operations;

•	volatility due to the relatively small number of loans and other debt products in our loan portfolio; and

•	our ability to obtain external financing.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2008	December 31, 2007
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$132,853	$76,155
Restricted cash	105,231	115,807
Residual interest in securitization	—	631
Investments in debt securities, available-for-sale	4,166	35,498
Loans held-for-sale	18,562	112,944
Loans, net	2,342,186	2,201,442
Deferred financing costs, net	19,181	18,399
Interest receivable	11,629	14,120
Property and equipment, net	1,261	1,593
Deferred income taxes, net	29,374	13,355
Income tax receivable	—	4,635
Other assets	31,078	28,186

Total assets	$2,695,521	$2,622,765

Liabilities:
Repurchase agreements	$—	$63
Credit facilities	540,030	677,739
Term debt	1,532,425	1,364,725
Accrued interest payable	10,168	17,537
Income tax payable	1,261	—
Accounts payable	176	197
Other liabilities	33,712	59,814

Total liabilities	2,117,772	2,120,075

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2008 and 2007; Shares outstanding 48,522,500 in 2008 and 43,355,713 in 2007	486	434
Additional paid-in capital	606,725	551,704
Retained deficit	(27,577)	(47,221)
Common stock held in treasury, at cost $0.01 par value; 111,343 in 2008 and 85,207 in 2007	(909)	(763)
Accumulated other comprehensive loss, net	(976)	(1,464)

Total stockholders’ equity	577,749	502,690

Total liabilities and stockholders’ equity	$2,695,521	$2,622,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$44,903	$52,626	$142,925	$148,689
Interest expense	19,864	28,071	64,771	78,877

Net interest income	25,039	24,555	78,154	69,812
Provision for credit losses	11,960	6,553	20,294	11,355

Net interest income after provision for credit losses	13,079	18,002	57,860	58,457

Non-interest income:
Fee income	725	3,334	3,652	10,177
Asset management income – related party	1,699	1,471	4,826	3,686
Gain on derivatives	746	134	791	488
Gain (loss) on sale of loans and debt securities	1,022	11	283	(4,256)
Loss on investments in debt securities	(6)	(1,979)	(931)	(18,327)
Loss on residual interest in securitization	—	(28,136)	(631)	(28,136)
Other income	1,350	3,317	2,295	4,235

Total non-interest income	5,536	(21,848)	10,285	(32,133)

Operating expenses:
Compensation and benefits	5,161	11,169	26,241	34,195
Occupancy and equipment	795	781	2,568	1,883
General and administrative expenses	2,500	2,309	8,036	6,745

Total operating expenses	8,456	14,259	36,845	42,823

Income (loss) before income taxes	10,159	(18,105)	31,300	(16,499)
Income tax expense (benefit)	2,580	(7,260)	11,656	(6,626)

Net income (loss)	$7,579	$(10,845)	$19,644	$(9,873)

Basic income (loss) per share	$0.16	$(0.30)	$0.41	$(0.27)
Diluted income (loss) per share	0.16	(0.30)	0.41	(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Gain (Loss) on Investments	Net Unrealized Gain (Loss) on Derivatives
	($ in thousands)
Balance at January 1, 2008	$434	$551,704	$(47,221)	$(763)	$(624)	$(840)	$502,690
Net income	—	—	19,644	—	—	—	19,644
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $154	—	—	—	—	369	—	369
Net unrealized derivatives gains, net of tax benefit of $47	—	—	—	—	—	119	119

Total comprehensive income							20,132
Net proceeds from issuance of common stock	52	48,839	—	—	—	—	48,891
Shares reacquired from employee transactions	—	—	—	(146)	—	—	(146)
Amortization of restricted common stock awards	—	4,468	—		—	—	4,468
Amortization of stock option awards	—	1,714	—	—	—	—	1,714

Balance at September 30, 2008	$486	$606,725	$(27,577)	$(909)	$(255)	$(721)	$577,749

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Loss on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2007	$363	$463,925	$(38,582)	$—	$(1,977)	$(314)	$423,415
Net loss	—	—	(9,873)	—	—	—	(9,873)
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $5,706	—	—	—	—	(8,540)	—	(8,540)
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	9,600	—	9,600
Net unrealized derivatives losses, net of tax expense of $97	—	—	—	—	—	(140)	(140)

Total comprehensive loss							(8,953)
Shares reacquired from employee transactions	—	—	—	(109)	—	—	(109)
Amortization of restricted common stock awards	—	9,982	—	—	—	—	9,982
Amortization of stock option awards	—	2,759	—	—	—	—	2,759

Balance at September 30, 2007	$363	$476,666	$(48,455)	$(109)	$(917)	$(454)	$427,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$19,644	$(9,873)
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	20,294	11,355
Depreciation and amortization and accretion	(6,769)	(8,735)
Amortization of debt issuance costs	3,552	2,277
Equity compensation expense	6,182	12,741
Net loss on investments in debt securities	931	18,327
Net loss on residual interest in securitization	631	28,136
Net (gain) loss on sale of loans and debt securities	(283)	4,256
Initial deposit to securitization trust	—	(37,031)
Gain on repurchase of debt	2,321	—
Net change in deferred income taxes	(16,220)	2,696
Net change in loans held-for-sale	69,057	(54,908)
Net change in interest receivable	2,491	5,348
Net change in other assets	1,742	(1,806)
Net change in accrued interest payable	(7,369)	3,323
Net change in accounts payable and other liabilities	(23,986)	(6,930)

Net cash provided by (used in) operating activities	72,218	(30,824)

Cash flows from investing activities:
Net change in restricted cash	10,576	(79,398)
Net change in loans	(129,063)	(508,436)
Purchase of debt securities available-for-sale	—	(31,685)
Proceeds from repayments of debt securities available-for-sale	1,253	21,368
Proceeds from sales of debt securities available-for-sale	29,737	157,007
Proceeds from sale of loans	—	12,704
Acquisition of property and equipment	(43)	(1,052)

Net cash used in investing activities	(87,540)	(429,492)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,891	—
Repayments under repurchase agreements, net	(63)	(33,884)
Borrowings on credit facilities	581,898	1,077,174
Repayment of borrowings on credit facilities	(719,607)	(997,683)
Issuance of term debt	—	446,000
Borrowings on term debt	402,000	83,500
Repayment of borrowings on term debt	(236,620)	(138,000)
Payment of deferred financing costs	(4,333)	(6,531)
Purchase of treasury stock	(146)	(109)

Net cash provided by financing activities	72,020	430,467

Net increase (decrease) in cash during the period	56,698	(29,849)
Cash and cash equivalents at beginning of period	76,155	103,269

Cash and cash equivalents at end of period	$132,853	$73,420

Supplemental cash flows information:
Interest paid	$72,141	$75,533
Taxes paid	22,703	7,200
Decrease (increase) in fair value of investments in debt securities	(523)	14,246
Transfers of loans held-for-sale to loans, net	25,325	—

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of September 30, 2008, this portfolio had an outstanding balance of $76.4 million.

During the three months ended September 30, 2008, we did not originate any new commercial real estate loans.

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

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of January 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the nine months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

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

Reclassification

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. If it is probable that payment of interest and principal on a loan will not be made in accordance with the contractual terms of the loan agreement, then it is considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral equals or exceeds the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as level 3.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, by caption in the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total carrying value in consolidated balance sheet
	($ in thousands)
Recurring Basis:
Cash and cash equivalents	$132,853	$—	$—	$132,853
Restricted cash	105,231	—	—	105,231
Residual interest in securitization	—	—	—	—
Investments in debt securities, available-for-sale	—	—	4,166	4,166
Warrants	—	—	2,621	2,621
Other assets	—	7,476	—	7,476

Total assets recorded at fair value on a recurring basis	$238,084	$7,476	$6,787	$252,347

Other liabilities	$—	$8,499	$—	$8,499

Nonrecurring Basis:

Loans held-for-sale	$11,174	$—	$7,388	$18,562
Other assets	—	7,056	—	7,056

Total assets recorded at fair value on a nonrecurring basis	$11,174	$7,056	$7,388	$25,618

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the three and nine months ended September 30, 2008 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the three months ended September 30, 2008:

	Residual interest in securitization	Investments in debt securities, available-for-sale	Warrants
	($ in thousands)
Balance as of June 30, 2008	$—	$4,619	$3,309
Total gains or losses (realized/unrealized)
Included in earnings	—	(6)	(688)
Included in other comprehensive income	—	(423)	—
Purchases, issuances or settlements	—	(24)	—

Balance as of September 30, 2008	$—	$4,166	$2,621

For the nine months ended September 30, 2008:

	Residual interest in securitization	Investments in debt securities, available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2007	$631	$35,498	$4,326
Total gains or losses (realized/unrealized)
Included in earnings	(631)	(931)	(1,705)
Included in other comprehensive income	—	523	—
Purchases, issuances or settlements	—	(30,924)	—

Balance as of September 30, 2008	$—	$4,166	$2,621

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

At September 30, 2008 and December 31, 2007, outstanding balances of loans held-for-sale were as follows:

	September 30, 2008	December 31, 2007
	($ in thousands)
Middle Market Corporate	$19,012	$101,632
Commercial Real Estate	—	13,423

Gross loans held-for-sale	19,012	115,055
Deferred loan fees, net	(450)	(2,111)

Total loans held-for-sale	$18,562	$112,944

During the three months ended September 30, 2008, the Company recorded a loss of $0.1 million on loans held-for-sale at period end. During the nine months ended September 30, 2008, the Company recognized losses of $0.8 million resulting from a decline in fair value of loans held-for-sale.

During the three months ended September 30, 2008, the Company sold one loan for a gain of $1.0 million. During the nine months ended September 30, 2008, the Company sold six loans for an aggregate gain of $1.1 million and transferred loans with an aggregate outstanding balance of $25.3 million from loans held-for-sale to loans held-for- investment.

During the nine months ended September 30, 2007, the Company sold three loans for a gain of $0.1 million.

As of September 30, 2008 and December 31, 2007, loans consisted of the following:

	September 30, 2008	December 31, 2007
	($ in thousands)
Middle Market Corporate	$2,019,046	$1,881,140
Commercial Real Estate	387,474	367,340

Gross loans	2,406,520	2,248,480
Deferred loan fees, net	(20,791)	(13,651)
Allowance for loan losses	(43,543)	(33,387)

Total loans, net	$2,342,186	$2,201,442

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

As of September 30, 2008, the Company had seven impaired loans with an aggregate outstanding balance of $67.9 million. All of these loans have been restructured and classified as troubled debt restructurings (“TDR”) as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). Three of these loans with an aggregate outstanding balance of $26.4 million were also on non-accrual status. For impaired loans on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist, and the non-accrual loan has been brought current. During 2008, the Company recorded $17.7 million of specific provisions for impaired loans. At September 30, 2008, the Company had a $11.4 million specific reserve on impaired loans with an aggregate outstanding balance of $40.7 million. As of September 30, 2008, the Company did not have any loans that were greater than 31 days past due and classified as delinquent by the Company.

As of September 30, 2008, the Company had one $7.1 million asset which was other real estate owned as a result of a foreclosure on an impaired loan. During the nine months ended September 30, 2008, the Company recorded a $0.8 million specific reserve related to this loan to reflect its fair value. The outstanding loan balance has been reclassified from Loans, net to Other Assets in the Company’s balance sheet.

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

The aggregate average balance of impaired loans during the three and nine months ended September 30, 2008 was $57.1 million and $46.7 million, respectively. The total amount of interest income that would have been recognized during the three and nine months ended September 30, 2008, if impaired and non-accrual loans had performed according to their original terms was $1.2 million and $4.5 million, respectively. The amount of cash basis interest income that was recognized for the three and nine months ended September 30, 2008 was $0.9 million and $3.1 million, respectively.

A summary of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30,
	2008	2007
	($ in thousands)
Balance, beginning of year	$35,487	$20,570
Provision for credit losses - general	2,643	6,955
Provision for credit losses - specific	17,651	4,400
Loans charged off, net of recoveries	(10,848)	—

Balance, end of period	$44,933	$31,925

As the Company’s loan portfolio continues to season, it expects to experience additional delinquencies, losses, specific reserves and charge offs as part of its normal course of business. The Company is closely monitoring the credit quality of its loans and expects loan delinquencies, non-accruals and charge offs to increase due to current economic conditions.

Included in the allowance for credit losses at September 30, 2008 and 2007 is an allowance for unfunded commitments of $1.4 million and $1.6 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of September 30, 2008 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	($ in thousands)
Collections on loans pledged to credit facilities	$71,371	$52,831
Principal and interest collections on loans held in trust and prefunding amounts	29,197	59,263
Customer escrow accounts	4,663	3,713

Total	$105,231	$115,807

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	($ in thousands)
Investments in debt securities - gross	$6,887	$38,787
Unamortized discount	(2,298)	(2,343)

Investments in debt securities - amortized cost	$4,589	$36,444

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2008 and December 31, 2007 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2008:
Debt securities	$4,589	$—	$(423)	$4,166

	$4,589	$—	$(423)	$4,166

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2007:
Debt securities	$36,444	$—	$(946)	$35,498

	$36,444	$—	$(946)	$35,498

During the nine months ended September 30, 2008, the Company sold one debt security at a realized loss of $0.1 million.

During the nine months ended September 30, 2008, the Company recorded a net other than temporary impairment charge in non-interest income of $0.9 million relating to two debt securities.

During the nine months ended September 30, 2007, the Company deemed eleven debt securities in its residential mortgage-backed securities (“RMBS”) portfolio to be other-than-temporarily impaired. The Company recorded an $18.3 million impairment loss in non-interest income related to these debt securities. Nine of the RMBS securities were sold as part of the securities portfolio sale on June 29, 2007 (see Note 7).

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$4,165	$—	$4,165
Amortized cost	4,588	—	4,588

Unrealized loss	$423	$—	$423

	December 31, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	1	3
Fair value	$18,372	$21	$18,393
Amortized cost	19,310	29	19,339

Unrealized loss	$938	$8	$946

As a result of the Company’s evaluation of each of these securities, management concluded that the unrealized losses at September 30, 2008 and December 31, 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments was not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2008 and December 31, 2007 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated cash flows, assuming no change in the current interest rate environment):

	September 30, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$10,456	$10,456
Due after one year through five years	—	—	19,310	18,372
Due after five years through ten years	4,589	4,166	6,678	6,670

Total	$4,589	$4,166	$36,444	$35,498

Note 7. Residual Interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at September 30, 2008 and $0.6 million at December 31, 2007.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of RMBS securities, $61.3 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations. During the nine months ended September 30, 2008, the Company recorded a $0.6 million loss on the residual interest. The loss was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows.

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR indexed debt. At September 30, 2008, the interest rate swap agreements have a combined notional value of $32.3 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2007, the Company recorded hedge ineffectiveness of approximately $54,000, which is included in gain on derivatives in the Company’s consolidated statements of operations.

Note 9. Repurchase Agreements

Securities sold under agreements to repurchase	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	($ in thousands)
Outstanding at end of period	$—	$63
Maximum outstanding at any month end	61	32,035
Average balance for the period	7	12,309
Weighted average rate at end of period	N/A	5.97%

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

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. At September 30, 2008, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. On April 18, 2008, the Company entered into an amendment which, among other things, extended the maturity date to April 15, 2011, completed the annual renewal of the liquidity line that supports the transaction to April 17, 2009, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million. Interest on this facility accrues at a variable rate per annum, which was 5.93% at September 30, 2008. As of September 30, 2008, the outstanding balance under this credit facility was $238.1 million. Subsequent to September 30, 2008, Wachovia had agreed to merge with Wells Fargo pursuant to an Agreement and Plan of Merger by and between Wachovia and Wells Fargo dated October 3, 2008. The Company does not currently have a direct lending relationship with Wells Fargo.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 29, 2008, the Company entered into an amendment to this credit facility which extended the maturity date to May 22, 2009. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At September 30, 2008, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 4.86% at September 30, 2008. As of September 30, 2008, the outstanding balance was $8.5 million.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. In addition, the Company issued a demand note to the facility for up to $30 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. At September 30, 2008, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million. On November 7, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to November 2010 and reduced the amount outstanding under the facility. In addition, the Company amended the issued demand note to the facility which increased the principal amount to $40 million. On November 4, 2008, the Company extended the maturity and received commitment for renewal which, among other things, reduced the facility to $300 million from $400 million and completed the annual renewal of the liquidity line that supports the transaction to November 2009. Interest on this facility accrues at a variable rate per annum, which was 5.18% at September 30, 2008. As of September 30, 2008, the outstanding balance was $284.0 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. This credit facility matures on June 22, 2009. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. At September 30, 2008, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 5.21% at September 30, 2008. As of September 30, 2008, the outstanding balance was $9.5 million.

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

Term Debt Facility

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 5.31% at September 30, 2008. In connection with the Deutsche term debt financing agreement, the Company formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The term debt financing agreement has variable advance rates which are based on the diversification and average rating of the targeted loan collateral. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. As of September 30, 2008, the outstanding balance was $242.0 million. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At September 30, 2008, NewStar DB Term Funding, LLC was in compliance with all such covenants.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The $317.7 million of outstanding notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $358.1 million at September 30, 2008. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008.

	Notes originally issued	Outstanding balance September 30, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	63,630	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,371	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB
Class E	24,375	15,572	Libor + 4.75%	July 25, 2018	BB/Ba2/BB

	$343,352	$317,675

(1)	These ratings are unaudited and were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The $442.3 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $488.5 million at September 30, 2008. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011.

	Notes originally issued	Outstanding balance September 30, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	28,500	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	25,000	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	11,250	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$442,250

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The $530.5 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $584.5 million at September 30, 2008. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

	Notes originally issued	Outstanding balance September 30, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	84,500	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$530,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

Note 11. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2008 and December 31, 2007, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2008		December 31, 2007
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	48,523	145,000	43,356

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2008, all of the shares remained undesignated.

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

Restricted Stock

In connection with the Company’s initial public offering, 3,197,482 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. On May 14, 2008, the Company issued 30,000 shares of restricted stock to certain members of its Board of Directors. The shares of restricted stock had a fair value of $6.40 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock have a graded vesting schedule over a service period of up to five years. Restricted stock activity for the nine months ended September 30, 2008 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2007	1,326,840	$22,515
Granted	31,400	200
Vested	(327,914)	(5,571)
Forfeited	(116,532)	(1,962)

Non-vested as of September 30, 2008	913,794	$15,182

The Company’s compensation expense related to its restricted stock was $1.4 million and $4.5 million, respectively, for the three and nine months ended September 30, 2008, and $2.8 million and $10.0 million, respectively, for the three and nine months ended September 30, 2007. The unrecognized compensation cost of $8.8 million at September 30, 2008 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2008 was as follows:

Options
Outstanding as of January 1, 2008	3,306,598
Granted	1,341,000
Exercised	—
Forfeited	(383,231)

Outstanding as of September 30, 2008	4,264,367

Vested as of September 30, 2008	2,096,980

Exercisable as of September 30, 2008	2,096,980

For the nine months ended September 30, 2008, the weighted average grant date fair value of options granted was $2.18. As of September 30, 2008, the total unrecognized compensation cost related to nonvested options granted was $2.7 million. This cost is expected to be recognized over a weighted average period of three years. The Company’s compensation expense related to its stock options was $0.7 million and $1.7 million, respectively, for the three and nine months ended September 30, 2008, and $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2007.

Note 12. Income Per Share

The computations of basic and diluted income per share for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Net income (loss)	$7,579	$(10,845)	$19,644	$(9,873)

Denominator:
Denominator for basic income per common share	48,525	36,254	48,283	36,256

Denominator:
Denominator for diluted income per common share	48,525	36,254	48,283	36,256
Potentially dilutive securities - options	—	—	—	—
Potentially dilutive securities - warrants	—	—	—	—

Total weighted average diluted shares	48,525	36,254	48,283	36,256

Weighted average stock options of 4,233,925 and 4,137,054, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, due to the fact that the results would be anti-dilutive.

Weighted average stock options of 3,356,955 and 3,322,725, and 1,452,656, warrants to purchase common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, due to the fact that the results would be anti-dilutive.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2008	December 31, 2007
	($ in thousands)
Unused lines of credit	$370,704	$454,837
Standby letters of credit	32,079	20,382
Interest rate mitigation products (notional)	559,077	555,554

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at September 30, 2008 and $0.6 million at December 31, 2007 (See Note 7 for additional information).

Note 14. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.8 million, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2007, respectively.

Note 15. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2008, the Fund’s asset management fees were $1.7 million and $4.8 million, respectively, and $1.5 million and $3.7 million for the three and nine months ended September 30, 2007, respectively.

During 2006, the Company made a loan based on market terms to a company controlled by a relative of one of its officers. At September 30, 2008, the loan balance outstanding and amount of committed funds were $11.5 million and $10.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by those factors included in Item 1A of this Quarterly Report on Form 10-Q, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of September 30, 2008, this portfolio had an outstanding balance of $76.4 million.

Recent Developments

As of September 30, 2008, we had seven loans with an aggregate outstanding balance of $67.9 million classified as impaired. Three of these impaired loans with an outstanding balance of $26.4 million were on non-accrual status as of September 30, 2008. During the three and nine months ended September 30, 2008, we recorded $11.5 million and $17.7 million, respectively, of specific provisions for impaired loans.

Market Conditions

There continues to be severe dislocation in the credit markets. Bank loan markets and securitization markets, specifically collateralized debt obligation markets are experiencing significant volatility with continued selling pressure by certain types of investors, many of which are leveraged. This negative environment is further impacted by the overhang of a large inventory of unsold leveraged loan positions that are aging on banks’ balance sheets. We expect to continue to experience difficulty in securing term debt financing for our loan portfolio. We anticipate that available debt financing generally will be at higher costs and lower advance rates than the financing that was available earlier in our history. Given current market conditions, we continue to believe executing a traditional term debt securitization could be difficult and, if executed, will be executed as private placements and one-off transactions.

The financings we have renewed and the amendments to existing credit facilities we have obtained in 2008 have been more expensive and provide lower advance rates than similar transactions completed in prior periods. While we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2008, we believe that we will also benefit from these market conditions by re-pricing our existing loans when possible, and originating new loans when possible at significantly higher yields and in many cases on more favorable terms.

Slowing economic activity continues to contribute to a decline in overall credit quality. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals, and charge offs to increase if the economy continues to weaken.

As a result of the current market and funding conditions, opportunities in the commercial real estate market have slowed. Moreover, refinancing current loans will be difficult. For the second consecutive quarter, we did not originate any new commercial real estate loans.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NewStar’s basic and diluted income per share for the three and nine months ended September 30, 2008 was $0.16 and $0.41, respectively, on net income of $7.6 million and $19.6 million, respectively. For the three and nine months ended September 30, 2007, NewStar had a net loss per share of $0.30 and $0.27, respectively, on a net loss of $10.8 million and $9.9 million, respectively. As of September 30, 2008, our managed loan portfolio was $3.0 billion. During the nine months ended September 30, 2008, loans owned by the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”) decreased $8.7 million to $569.6 million at September 30, 2008.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balance outstanding of our loans, was 7.32% and 7.76% for the three and nine months ended September 30, 2008, compared to 9.72% and 9.76% for the three and nine months ended September 30, 2007. The decrease in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.90% and 4.09% for the three and nine months ended September 30, 2008, compared to 4.29% and 4.33% for the three and nine months ended September 30, 2007. The primary factors impacting net interest margin are changes in prevailing interest rates, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 27.66% and 41.66% for the three and nine months ended September 30, 2008, compared to 526.87% and 113.65% for the three and nine months ended September 30, 2007. The decrease in our efficiency ratio during 2008 as compared to 2007 was primarily due to the $28.1 million loss on the residual interest during 2007 and impairment charges on investments in debt securities during the three and nine months ended September 30, 2007, as well as a decline in operating expenses.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 1.87% as of September 30, 2008 and 1.62% as of September 30, 2007. The allowance for credit losses at September 30, 2008 included specific reserves of $11.4 million and general reserves of $33.5 million. During the nine months ended September 30, 2008, we made minor modifications to our general reserve analysis to simplify and more closely align it with our internal credit ratings, which incorporate our ratings migration and loan default experience.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 31 days or more past due, divided by outstanding gross loans, was 0% as of September 30, 2008 and 0.37% as of September 30, 2007. As of September 30, 2008, we did not have any loans classified as delinquent, but we expect to experience additional delinquencies in the future. Subsequent to September 30, 2008, we modified our delinquent loan rate to include loans which are 60 days or more past due. We believe this is a more appropriate definition and it better aligns our delinquent rate with the calculation of our peers.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 1.10% as of September 30, 2008 and 0.37% as of September 30, 2007. Given prevailing economic and market conditions, we expect the non-accrual rate to increase if the economy continues to weaken.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as annualized charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three and nine months ended September 30, 2008, the net charge off rate was 0.87% and 0.81%, respectively. We did not charge off any loans during the nine months ended September 30, 2007. We expect the net charge off rate to increase if the economy continues to weaken.

Return on average assets

Return on average assets, which is annualized net income divided by average total assets, was 1.15% and 1.00% for the three and nine months ended September 30, 2008. Return on average assets was not meaningful for the three and nine months ended September 30, 2007 as we had net losses.

Return on average equity

Return on average equity, which is annualized net income divided by average equity, was 5.26% and 4.68% for the three and nine months ended September 30, 2008. Return on average equity was not meaningful for the three and nine months ended September 30, 2007 as we had net losses.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Net interest income:
Interest income	$44,903	$52,626	$142,925	$148,689
Interest expense	19,864	28,071	64,771	78,877

Net interest income	25,039	24,555	78,154	69,812
Provision for credit losses	11,960	6,553	20,294	11,355

Net interest income after provision for credit losses	13,079	18,002	57,860	58,457

Non-interest income:
Fee income	725	3,334	3,652	10,177
Asset management income	1,699	1,471	4,826	3,686
Gain on derivatives	746	134	791	488
Gain (loss) on sale of loans and debt securities	1,022	11	283	(4,256)
Loss on investments in debt securities	(6)	(1,979)	(931)	(18,327)
Loss on residual interest in securitization	—	(28,136)	(631)	(28,136)
Other income	1,350	3,317	2,295	4,235

Total non-interest income	5,536	(21,848)	10,285	(32,133)

Operating expenses:
Compensation and benefits	5,161	11,169	26,241	34,195
Occupancy and equipment	795	781	2,568	1,883
General and administrative expenses	2,500	2,309	8,036	6,745

Total operating expenses	8,456	14,259	36,845	42,823

Income (loss) before income taxes	10,159	(18,105)	31,300	(16,499)
Income tax expense (benefit)	2,580	(7,260)	11,656	(6,626)

Net income (loss)	$7,579	$(10,845)	$19,644	$(9,873)

Comparison of the Three Months Ended September 30, 2008 and 2007

Interest income. Interest income decreased $7.7 million, to $44.9 million for the three months ended September 30, 2008 from $52.6 million for the three months ended September 30, 2007. The decrease was primarily due to a decrease in the yield on average interest earning assets to 7.00% from 9.19% primarily driven by a decrease in three-month LIBOR, partially offset by growth in average interest earning assets of $279.3 million. The increase in average interest earning assets was primarily driven by the growth in loans of $299.3 million since September 30, 2007.

Interest expense. Interest expense decreased $8.2 million, to $19.9 million for the three months ended September 30, 2008 from $28.1 million for the three months ended September 30, 2007. The decrease was primarily due to a decrease in our cost of borrowings, partially offset by an increase in average borrowings of $150.1 million from September 30, 2007 to fund growth in interest earning assets. The decrease in our cost of borrowings, to 4.04% from 6.16%, was primarily attributable to a decrease in three-month LIBOR.

Net interest margin. Net interest margin decreased to 3.90% for the three months ended September 30, 2008 from 4.29% for the three months ended September 30, 2007. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets partially offset by a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.97% from 3.03% as the decline in three-month LIBOR had a greater impact on the yield on our interest earning assets as yields began to align with the declines in our cost of interest bearing liabilities which re-price more frequently than our interest earning assets.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,551,689	$44,903	7.00%	$2,272,435	$52,626	9.19%
Total interest bearing liabilities	1,958,274	19,864	4.04	1,808,174	28,071	6.16

Net interest spread		$25,039	2.97%		$24,555	3.03%

Net interest margin			3.90%			4.29%

Provision for credit losses. The provision for credit losses increased to $12.0 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007. The increase in the provision was primarily due to $11.5 million of specific provisions recorded for impaired loans.

Non-interest income. Non-interest income increased $27.4 million, to $5.5 million for the three months ended September 30, 2008. The increase is primarily due to the $28.1 million loss on the residual interest in securitization during the three months ended September 30, 2007 and $2.0 million of impairment charges during the three months ended September 30, 2007 related to our investments in debt securities in our residential mortgage-backed securities (“RMBS”) portfolio, a $1.1 million gain recognized in connection with the repurchase of debt and $1.0 million gain on sale of loans and securities during the three months ended September 30, 2008, partially offset by a $2.6 million decrease in fee income and a $0.7 million loss in fair value of an equity position.

Operating expenses. Operating expenses decreased $5.8 million, to $8.5 million for the three months ended September 30, 2008 from $14.3 million for the three months ended September 30, 2007. Employee compensation and benefits decreased $6.0 million primarily due to a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount. General and administrative expenses increased $0.2 million and occupancy and equipment remained consistent with the prior period.

Income taxes. For the three months ended September 30, 2008 and 2007, we provided for income taxes based on an effective tax rate of 25% and 40.1%, respectively. As of September 30, 2008 and December 31, 2007, we had net deferred tax assets of $29.4 million and $13.4 million, respectively. Our effective tax rate for the three months ended September 30, 2008 reflects the impact of timing differences related to the recognition of losses on the residual interest in securitization, the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete item.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Interest income. Interest income decreased $5.8 million, to $142.9 million for the nine months ended September 30, 2008 from $148.7 million for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in the yield on average interest earning assets to 7.47% from 9.22% primarily driven by a decrease in three-month LIBOR, partially offset by growth in average interest earning assets of $397.8 million. The increase in average interest earning assets was primarily driven by the growth in loans of $299.3 million since September 30, 2007.

Interest expense. Interest expense decreased $14.1 million, to $64.8 million for the nine months ended September 30, 2008 from $78.9 million for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in our cost of borrowings, partially offset by an increase in average borrowings of $286.2 million from September 30, 2007 to fund growth in interest earning assets. The decrease in our cost of borrowings, to 4.37% from 6.23%, was primarily attributable to a decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 4.09% for the nine months ended September 30, 2008 from 4.33% for the nine months ended September 30, 2007. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets partially offset by a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.10% from 2.99% as the decline in three-month LIBOR had a greater impact on the cost of interest bearing liabilities which re-price more frequently than our interest earning assets.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,554,199	$142,925	7.47%	$2,156,401	$148,689	9.22%
Total interest bearing liabilities	1,978,561	64,771	4.37	1,692,391	78,877	6.23

Net interest spread		$78,154	3.10%		$69,812	2.99%

Net interest margin			4.09%			4.33%

Provision for credit losses. The provision for credit losses increased to $20.3 million for the nine months ended September 30, 2008 from $11.4 million for the nine months ended September 30, 2007. The increase in the provision was primarily due to $17.7 million of specific provisions recorded for impaired loans and the growth of our loan portfolio.

Non-interest income. Non-interest income increased $42.4 million, to $10.3 million for the nine months ended September 30, 2008. The increase is primarily due to the $28.1 million loss on the residual interest in securitization during the nine months ended September 30, 2007, the $18.3 million of impairment charges during the nine months ended September 30, 2007 related to our investments in debt securities in our RMBS portfolio, the $4.3 million loss on sale of loans and securities for the nine months ended September 30, 2007, the $2.3 million gain recognized in connection with the repurchase of debt during the nine months ended September 30, 2008, an increase of $1.1 million in management and performance fees related to the NCOF, $1.1 million gain on sale of loans, partially offset by a $6.5 million decrease in fee income, the $2.4 million loss in fair value of our equity positions, and the $0.9 million loss on investments in debt securities due to net impairments on two of our debt securities and the $0.6 million loss on the residual interest in securitization.

Operating expenses. Operating expenses decreased $6.0 million, to $36.8 million for the nine months ended September 30, 2008 from $42.8 million for the nine months ended September 30, 2007. Employee compensation and benefits decreased $8.0 million primarily due to a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering, partially offset by severance costs of $2.1 million during the nine months ended September 30, 2008. General and administrative expenses increased $1.3 million and occupancy and equipment expenses increased $0.7 million.

Income taxes. For the nine months ended September 30, 2008 and 2007, we provided for income taxes based on an effective tax rate of 37% and 40.2%, respectively. Our effective tax rate for the nine months ended September 30, 2008 reflects the impact of timing differences related to the recognition of losses on the residual interest in securitization, the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete item.

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

We continue to see higher costs of borrowing and lower leverage. Given current market conditions, we believe that executing a traditional term debt securitization could be difficult and, if executed, will be executed as private placements. Moreover the financings we have renewed and the amendments to existing credit facilities in 2008 have been more expensive and provide lower advance rates than similar transactions we completed in prior periods.

Cash and Cash Equivalents

As of September 30, 2008 and December 31, 2007, we had $132.9 million and $76.2 million, respectively, in cash and cash equivalents. Cash received from our November 2007 private placement represented a large portion of our cash balance at September 30, 2008. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $105.2 million and $115.8 million of restricted cash as of September 30, 2008 and December 31, 2007, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the ramp up period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2008.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2008, we had seven impaired loans with an aggregate outstanding balance of $67.9 million. All of these loans have been restructured and classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Three of these loans with an aggregate outstanding balance of $26.4 million were also on non-accrual status. We did not have any loans greater than 31 days past due and classified as delinquent. During the three and nine months ended September 30, 2008, we recorded $11.5 million and $17.7 million, respectively, of specific provisions for impaired loans. As our loan portfolio continues to season, we expect to experience additional delinquencies, losses, specific reserves, troubled debt restructurings and charge offs as part of our normal course of business. Moreover, the weakening economy has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals and charge offs to increase if the economy continues to weaken.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in our loan portfolio. Our allowance for loan losses as of September 30, 2008 and December 31, 2007 was $43.5 million and $33.4 million, or 1.81% and 1.48% of loans, gross, respectively. As of September 30, 2008, we also had a $1.4 million allowance for unfunded commitments resulting in an allowance for credit losses of 1.87% of outstanding loans.

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 was as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	($ in thousands)
Balance as of beginning of period	$33,387	$19,395
Provision for loan losses	3,353	9,593
Specific provision for loan losses	17,651	8,992
Net charge offs	(10,848)	(4,593)

Balance as of end of period	43,543	33,387
Allowance for losses on unfunded loan commitments	1,390	2,100

Allowance for credit losses	$44,933	$35,487

As of September 30, 2008, we had one $7.1 million asset which was other real estate owned as a result of a foreclosure on an impaired loan. During the nine months ended September 30, 2008, we recorded a $0.8 million specific provision related to this loan. The outstanding loan balance has been reclassified from loans, net to other assets on our balance sheet.

Borrowings and Liquidity

As of September 30, 2008 and December 31, 2007, we had outstanding borrowings totaling $2.1 billion and $2.0 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of September 30, 2008, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$890,000	$540,030	$349,970	2009–2011
Term debt (1)	1,745,602	1,532,425	213,177	2012–2022

Total	$2,635,602	$2,072,455	$563,147

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at September 30, 2008, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type.

Credit facilities

As of September 30, 2008 the Company had four credit facilities: (i) a $400.0 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), (ii) a $400.0 million credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”), (iii) a $75.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) a $15.0 million credit facility with Union Bank of California, N.A.

The Company has a $400.0 million credit facility agreement with Wachovia that had an outstanding balance of $238.1 million as of September 30, 2008. Interest on this facility accrues at a variable rate per annum, which was 5.93% at September 30, 2008. This facility was scheduled to mature on August 4, 2010. On April 18, 2008, we entered into an amendment which, among other things, extended the maturity date to April 15, 2011, completed the 2008 annual renewal, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million. Subsequent to September 30, 2008, Wachovia had agreed to merge with Wells Fargo pursuant to an Agreement and Plan of Merger by and between Wachovia and Wells Fargo dated October 3, 2008. We do not currently have a direct lending relationship with Wells Fargo.

The Company has a $400.0 million credit facility agreement with Citigroup that had an outstanding balance of $284.0 million as of September 30, 2008. Interest on this facility accrues at a variable rate per annum, which was 5.18% at September 30, 2008. This facility is scheduled to mature in November 2010. In addition, the Company issued a demand note to the facility for up to $40.0 million. On November 4, 2008, the Company extended the maturity and received commitment for renewal which among other things, reduced the facility to $300 million from $400 million and completed the annual renewal of the liquidity line that supports the transaction to November 2009.

The Company has a $75.0 million credit facility agreement with NATIXIS that had an outstanding balance of $8.5 million as of September 30, 2008. Interest on this facility accrues at a variable rate per annum, which was 4.86% at September 30, 2008. On May 29, 2008, we entered into an amendment which, among other things, extended the maturity date to May 22, 2009.

On July 29, 2008, the Company entered into a $15.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $9.5 million as of September 30, 2008. This credit facility matures on June 22, 2009. Interest on this facility accrues at a variable rate per annum which was 5.21% at September 30, 2008.

On May 1, 2007, we formed a wholly-owned subsidiary, NewStar Asset Management LLC, to provide management services to NewStar ArcTurus CLO I Ltd., (“ArcTurus I”) and acquire loans. The credit facility was scheduled to mature in May 2008, subject to earlier termination upon the issuance of securities by ArcTurus I. On February 27, 2008, we terminated this facility.

Term debt facility

On May 6, 2008, we entered into an amendment to the term debt financing agreement with Deutsche Bank AG, New York Branch which, among other things, increased the facility to $400.0 million. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 5.31% at September 30, 2008. This term debt matures on May 7, 2012. As of September 30, 2008, the outstanding balance was $242.0 million.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $358.1 million at September 30, 2008. Outstanding drawn notes at September 30, 2008 were $317.7 million. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in October 2008.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	63,630	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,371	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB
Class E	24,375	15,572	4.75	BB/Ba2/BB

Total notes	343,352	317,675
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$349,323

(1)	These ratings were given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $488.5 million at September 30, 2008. Outstanding drawn notes at September 30, 2008 were $442.3 million. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	28,500	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	25,000	1.35	BBB/Baa2/BBB
Class E	13,750	11,250	1.75	BBB-/Baa3/BBB-

Total notes	456,250	442,250
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$486,000

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on December 7, 2007.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007-1 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $584.5 million at September 30, 2008. Outstanding drawn notes at September 30, 2008 were $530.5 million. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	84,500	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	530,500
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$584,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time.

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower. At September 30, 2008, we had $370.7 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2008 we had $32.1 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2008, the notional value of the interest rate mitigation products was $559.1 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at September 30, 2008. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2008 was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

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

Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held-for-sale and loans held-for-investment. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.

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

As of September 30, 2008, 0.5% of total assets and 5.1% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During the three and nine months ended September 30, 2008 we recognized losses of $0.7 million and $4.1 million, respectively, in earnings and a recovery of $0.5 million for the nine months ended September 30, 2008 in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of September 30, 2008:

Description	Fair Value at September 30, 2008
($ in thousands)
Commercial loans held-for-sale:
Senior secured cash flow	$7,388
Residual interest in securitization	—
Investments in debt securities, available-for-sale:
Securities backed by residential real estate mortgages, commercial real estate mortgages and other assets	1
Securities backed by licenses and easements	4,165
Warrants	2,621

Total level 3 assets at fair value	$14,175

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2008 and December 31, 2007, investments in debt securities available-for-sale totaled $4.2 million and $35.5 million, respectively. At September 30, 2008 and December 31, 2007, our net unrealized loss on those debt securities totaled $0.4 million and $0.9 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Our goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect our net interest income. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates. During the normal course of business our lending to clients and our investments in debt securities create some interest rate risk as does the impact of ever-changing market conditions. Our management attempts to mitigate this risk through our Asset Liability Committee (“ALCO”) process taking into consideration balance sheet dynamics such as loan and investment growth and pricing, changes in funding mix and maturity characteristics. The ALCO group reviews the overall rate risk position and strategy on an ongoing basis. The ALCO group also reviews the impact on net interest income caused by changes in the shape of the yield curve as well as parallel shifts in the yield curve.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2008. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(590)
Increase of	100	5,768

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in a decrease of $0.6 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $5.8 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $445 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

Our Risk Factors, which contain a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than discussed below, there have been no material changes to the Risk Factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The following Risk Factor should be read in conjunction with the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The remaining Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 remain unchanged.

Recent Global Market Disruptions

Global economic conditions, regulatory actions and volatility and other developments in the financial markets affect our business. As a financial services company, factors such as interest rates, the liquidity and volatility of fixed-income, equity, credit, currency, derivative and other financial markets, and investor confidence can significantly affect our business. These factors can also impact the businesses in which our customers and sources of financing are engaged. Such factors have affected, and may further unfavorably affect, both regional and worldwide economic growth, creating adverse effects on many companies, including us, in ways that are not predictable or that we may fail to anticipate.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions, generally. This reduced confidence could further exacerbate the overall market disruptions and risks to market participants, including NewStar.

Global economic conditions have led to a severe dislocation in the credit markets in which we operate. Bank loan markets and securitization markets, specifically collateralized debt obligation markets are experiencing significant volatility with continued selling pressure by certain types of investors, many of which are leveraged. This negative environment is further impacted by the overhang of a large inventory of unsold leveraged loan positions that are aging on banks’ balance sheets.

The recent market developments and the potential for increased and continuing disruptions present risks to our businesses and operations. The following are the principal risks to our business due to the recent market disruptions, but a continuation or worsening of the economic climate could lead to other unanticipated risks.

The recent disruptions in the global financial markets may increase the number of charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.

Our business, financial condition and results of operations may be adversely affected by the deteriorating economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Middle Market Corporate group primarily consists of loans to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Commercial Real Estate group, economic slowdowns or recessions could increase potential payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions continue to deteriorate as they have during recent periods, our non-performing assets are likely to increase and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the value of the collateral, particularly real estate, securing some of our loans or other debt products. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

Slowing economic activity continues to contribute to a decline in overall credit quality. We are closely monitoring the credit quality of our loans, but we expect loan delinquencies, non-accruals, impairments and charge-offs in our loan portfolio to increase if the economy continues to weaken. A prolonged economic downturn could lead to loan delinquencies, non-accruals, impairments and charge-offs in our loan portfolio exceeding our allowance for credit losses, which could negatively impact our financial results.

Unfavorable economic conditions may also make it more difficult for us to maintain both our new origination volume and the credit quality of new business at levels previously attained. These events could negatively impact our results of operations.

The recent disruptions in the global financial markets may continue to negatively impact our ability to raise additional capital.

As a result of the current economic climate and tightness in the capital markets, we expect to continue to experience difficulty and higher cost in securing term debt financing for our loan portfolio. Given current market conditions, we continue to believe executing a traditional term debt securitization could be difficult and, if executed, may not be structured on terms as advantageous to us as we have obtained in previous transactions. Additionally, the financings we have renewed and the amendments to existing credit facilities we have obtained in 2008 have been more expensive and provide lower advance rates than similar transactions completed in prior periods. While we believe that we will benefit from these market conditions by re-pricing our existing loans when possible and originating new loans when possible at significantly higher yields and potentially on more favorable terms, we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2008 and in future periods.

Unfavorable economic conditions could also increase our funding costs. The current market disruptions have limited our access to the capital markets and may result in a decision by lenders not to extend credit to us, or renew existing credit facilities which could negatively impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On December 13, 2006 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-137513) in connection with the initial public offering of our common stock. The managing underwriters for our initial public offering were Goldman, Sachs & Co., Morgan Stanley, Citigroup and Wachovia Securities. On December 19, 2006 we completed the sale of 13,800,000 shares of our common stock (including 1,800,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $17.00 per share. We received net proceeds in the initial public offering of approximately $218,178,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From December 19, 2006 through September 30, 2008 we used approximately $50,000,000 to repay short-term indebtedness under our credit facilities, approximately $38,925,000 to repay and terminate corporate debt, approximately $1,005,000 to pay accounting fees associated with the initial public offering, approximately $25,000 to pay miscellaneous expenses associated with the initial public offering and the remaining proceeds to fund loan growth.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: November 5, 2008	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.