Form 10-K
period 2008-12-31
NewStar Financial, Inc.
filed 2009-03-10
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $129,499,134, based on the number of shares held by non-affiliates of the registrant as of June 30, 2008, and based on the reported last sale price of common stock on June 30, 2008. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 5, 2009, 48,452,387 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 13, 2009 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial condition, results of operations, and growth, as well as about the future development of our products and markets and the future performance of the financial markets in general, are forward-looking statements. These statements include, without limitation, statements related to our application to become a bank holding company, our proposed acquisition of Southern Commerce Bank, National Association and our strategic plans with respect to the acquisition. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. They may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events and circumstances. These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks and uncertainties that are beyond our control. Important information about the bases for our assumptions and factors that may cause our actual results and other circumstances to differ materially from those described in the forward-looking statements are discussed in Item 1A. “Risk Factors” and generally throughout this Annual Report.

Item 1.	Business

Corporate History and Information

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) was founded in June 2004 by a team of experienced bankers and capital markets executives. On December 14, 2006, our common stock began trading on the NASDAQ Global Market and on December 19, 2006 we completed the initial public offering of our common stock.

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

We operate as a single segment, and we derive revenues from two specialized lending groups:

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

Subsequent to December 31, 2007, we discontinued the origination of structured products. We manage the remaining structured products portfolio within our Middle Market Corporate lending group. As of December 31, 2008, this portfolio had an outstanding balance of $69.0 million.

As of December 31, 2008, our portfolio of loans and other debt products, which we refer to as our loan portfolio, totaled approximately $2.8 billion of funding commitments, representing $2.4 billion of balances outstanding and $339.2 million of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2008, senior debt constituted 95.3% of our portfolio. We classify our portfolio as 83.7% Middle Market Corporate and 16.3% Commercial Real Estate.

We manage the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), a private debt fund, which has the opportunity to invest in loans and other debt products originated or acquired by us. The NCOF raised $150.0 million of equity from third-party institutional investors and had a $400.0 million committed credit facility. As of December 31, 2008, the NCOF’s and NCOF CLO II’s (defined below) loan portfolio had total funding commitments and balances outstanding of approximately $598.4 million and $561.2 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $3.4 billion of commitments and $3.0 billion of balances outstanding as of December 31, 2008.

On December 17, 2007, the NewStar Credit Opportunities Funding II (the “NCOF CLO II”) securitization closed. This securitization is a $560.0 million cash flow collateralized loan obligation managed by us. The NCOF CLO II is comprised of $450.0 million AAA/Aaa – rated floating rate notes, of which $161.0 million benefit from a financial guaranty. The NCOF CLO II assets include a diversified portfolio of primarily senior secured corporate loans. Concurrent with the closing of NCOF CLO II, NCOF reduced its committed credit facility from $400.0 million to $150.0 million. On October 31, 2008, the credit facility expired and was not renewed.

We specialize in providing senior debt products to mid-sized borrowers. Our loans and other debt products typically range in size from $5 million to $20 million. We also selectively arrange larger transactions, which we may hold on our balance sheet or syndicate to the NCOF and other third-parties, thereby allowing us to provide more debt capital to our customers and generate fee income while limiting our exposure. As such, from time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million.

Recent Developments

On December 8, 2008, we applied to the office of the Comptroller of the Currency (the “OCC”) to obtain a national bank charter and to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) for approval to become a Bank Holding Company.

On January 5, 2009, we entered into a definitive stock purchase agreement to acquire Southern Commerce Bank, National Association (“Southern Commerce Bank”). We subsequently withdrew our prior applications to the OCC and the Federal Reserve, and on January 12, 2008 we applied to the Federal Reserve for approval to acquire Southern Commerce Bank and become a Bank Holding Company. Subject to us obtaining required regulatory approvals and the fulfillment of customary closing conditions, we anticipate the acquisition will close during the second quarter of 2009.

Lending Groups

Our origination and credit operations are organized into two specialized lending groups: Middle Market Corporate and Commercial Real Estate.

Middle Market Corporate

Our Middle Market Corporate group provides senior secured, senior subordinated, and to a lesser extent, second lien, mezzanine and subordinated debt, and equity and other equity-linked products to companies with annual EBITDA typically between $5 million and $50 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalization and other purposes. Our Middle Market Corporate group also originates, structures and underwrites senior and subordinated debt for mid-sized specialty finance companies with assets generally between $25 million and $250 million, primarily to fund asset growth.

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

We target selected industries where we have significant lending and underwriting experience, including:

•	healthcare;

•	manufacturing and industrial;

•	financial services;

•	energy/chemical services;

•	printing/publishing;

•	consumer, retail and restaurants; and

•	business services.

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

Borrowers are typically subject to a number of financial covenants during the term of the loan. These covenants generally may include one or more of the following:

•	maximum ratio of senior debt and total debt to EBITDA;

•	minimum level of EBITDA;

•	minimum fixed charge coverage;

•	minimum interest coverage; and

•	limits on capital expenditures and distributions.

As of December 31, 2008, our Middle Market Corporate loan portfolio totaled $2.3 billion in funding commitments and $2.0 billion in balances outstanding, representing 83.7% of our loan portfolio. This represented 189 transactions with an average balance outstanding of approximately $10.5 million.

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

Our loans and other debt products typically range in size from $5 million to $20 million. From time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million. Our loans and other debt products typically mature in two to five years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however, some of our loans are fixed rate.

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

As of December 31, 2008 our Commercial Real Estate loan portfolio totaled $464.6 million in funding commitments and $392.7 million in balances outstanding, representing 16.3% of our loan portfolio. This represented 41 transactions with an average balance outstanding of approximately $9.6 million.

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

As of December 31, 2008, first mortgage loans totaled $430.9 million in funding commitments and $370.8 million in balances outstanding, representing 15.4% of our loan portfolio.

Senior secured asset-based

Our senior secured asset-based loans were formerly provided by our Structured Products group, and to a lesser degree by our Middle Market Corporate group, and are secured by a first-priority lien on tangible assets and have a first-priority in right of payment.

As of December 31, 2008, senior secured asset-based loans totaled $49.4 million in funding commitments and $41.0 million in balances outstanding, representing 1.7% of our loan portfolio.

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

As of December 31, 2008, senior secured cash flow loans totaled $2.2 billion in funding commitments and $1.9 billion balances outstanding, representing 78.2% of our loan portfolio.

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

As of December 31, 2008, our senior subordinated asset-based loans and other debt products totaled $74.2 million in funding commitments and $64.2 million in balances outstanding, representing 2.7% of our loan portfolio.

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

As of December 31, 2008, senior subordinated cash flow loans totaled $8.2 million in funding commitments and balances outstanding, representing 0.3% of our loan portfolio.

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

As of December 31, 2008, our second lien loans totaled $33.1 million in funding commitments and balances outstanding, representing 1.4% of our loan portfolio.

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

As of December 31, 2008, subordinated debt products and mezzanine loans totaled $7.1 million in funding commitments and balances outstanding, representing 0.3% of our loan portfolio.

Loan Portfolio Overview

The following tables present information regarding our loans and other debt products:

	December 31,
	2008		2007		2006
	($ in thousands)
Composition Type
First mortgage	$370,810	15.4%	$353,755	14.7%	$216,888	12.4%
Senior secured asset-based	40,969	1.7	56,988	2.4	56,631	3.2
Senior secured cash flow	1,884,862	78.2	1,829,734	76.2	1,082,048	61.9
Senior subordinated asset-based	64,156	2.7	110,719	4.6	237,312	13.6
Senior subordinated cash flow	8,182	0.3	14,352	0.6	39,239	2.3
Second lien	33,086	1.4	32,295	1.3	70,876	4.1
Mezzanine/subordinated	7,083	0.3	4,479	0.2	44,635	2.5

Total	$2,409,148	100.0%	$2,402,322	100.0%	$1,747,629	100.0%

	December 31,
	2008	2007	2005
	($ in thousands)
Composition by Lending Group
Middle Market Corporate	$2,016,447	$2,021,559	$1,216,894
Commercial Real Estate	392,701	380,763	230,735

Total	$2,409,148	$2,402,322	$1,747,629

	December 31, 2008
	Percentage of Middle Market Corporate	Percentage of Loan Portfolio
Middle Market Corporate by Industry
Healthcare	11.1%	9.3%
Manufacturing—consumer non-durable	9.6	8.0
Financial services	8.8	7.4
Energy/Chemical services	8.6	7.2
Industrial/Other	8.5	7.1
Printing/Publishing	7.9	6.6
Other business services	6.9	5.8
Tech services	6.3	5.3
Building materials	4.7	3.9
Marketing services	4.6	3.8
Restaurants	4.2	3.5
Environmental services	3.6	3.0
Retail	3.0	2.5
Cable/Telecom	2.6	2.2
Manufacturing—consumer durable	2.5	2.1
Broadcasting	2.4	2.0
Auto/Transportation	2.1	1.8
Consumer services	1.3	1.1
Entertainment/Leisure	1.3	1.1

Total	100.0%	83.7%

	December 31, 2008
	Percentage of Commercial Real Estate	Percentage of Loan Portfolio
Commercial Real Estate by Property Type
Office	56.8%	9.3%
Multi-family	17.3	2.8
Industrial	10.8	1.7
Retail	7.1	1.2
Other	8.0	1.3

Total	100.0%	16.3%

The table below shows the final maturities of our loan portfolio as of December 31, 2008:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$231,115	$139,695	$––	$370,810
Senior secured asset-based	12,435	28,534	––	40,969
Senior secured cash flow	10,793	1,681,093	192,976	1,884,862
Senior subordinated asset-based	4,500	59,656	––	64,156
Senior subordinated cash flow	—	8,182	––	8,182
Second lien	9,316	22,770	1,000	33,086
Mezzanine/subordinated	—	7,083	––	7,083

Total	$268,159	$1,947,013	$193,976	$2,409,148

The table below shows the amount of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2008:

	Fixed- Rate (1)	Adjustable- Rate (2)	Total
	($ in thousands)
First mortgage	$—	$370,810	$370,810
Senior secured asset-based	4,540	36,429	40,969
Senior secured cash flow	10,555	1,874,307	1,884,862
Senior subordinated asset-based	8,620	55,536	64,156
Senior subordinated cash flow	—	8,182	8,182
Second lien	—	33,086	33,086
Mezzanine/subordinated	7,083	—	7,083

Total	$30,798	$2,378,350	$2,409,148

(1)	As of December 31, 2008, we had purchased interest-rate protection products in the notional amount of $12.4 million against the $30.8 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2008 we had interest rate floors on $522.1 million of adjustable-rate loans outstanding.

Competition

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Our competitive landscape changed during 2008 as new lending has been curtailed. We compete with a large number of financial services companies, including:

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

The markets in which we operate are highly fragmented. We compete based on the following factors, which vary by industry, asset class and property types:

•	the interest rates and other pricing and/or loan or other debt product terms;

•	the quality of our people and their relationships;

•	our knowledge of our customers’ industries and business needs;

•	the flexibility of our product offering;

•	the responsiveness of our process; and

•	our focus on customer service.

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

Many of our competitors are subject to more extensive supervision and regulation. If we were to become subject to similar supervision or regulation in the future, it could impact our ability to conduct our business. If we become a bank holding company, we will be subject to supervision and regulation required of bank holding companies, including regulation by the Federal Reserve. If we acquire Southern Commerce Bank, it will be subject to regulation by the OCC and be subject to numerous state and federal laws governing banking operations.

Employees

As of December 31, 2008, we employed 94 people compared to 132 people at December 31, 2007. At December 31, 2008, our origination group had 35 employees, including 20 bankers who were either managing directors, directors or vice presidents, and 15 associates and analysts. Our credit organization had 21 employees, including 11 managing directors. Additionally, we employed 38 who were involved in administrative roles. We believe we have good relations with all of our employees. We had 85 employees as of March 5, 2009.

Available Information

NewStar files Annual, Quarterly and Current Reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available free of charge at www.newstarfin.com shortly after such material is electronically filed with or furnished to the SEC. In addition, NewStar’s codes of business conduct and ethics as well as the various charters governing the actions of certain of NewStar’s Committees of its Board of Directors, including its Audit Committee, Risk Policy Committee, Compensation Committee and its Nominating and Corporate Governance Committee, are available at www.newstarfin.com. References to our website are not intended to incorporate information on our website into this Annual Report by reference.

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

We charged off $19.7 million during the year ended December 31, 2008, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, however, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2008, we reported delinquencies of $16.6 million and had twelve loans with an aggregate outstanding balance of $112.8 million classified as impaired. Of these impaired loans, six loans with an aggregate outstanding balance of $60.6 million at December 31, 2008 were also on non-accrual status.

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

As of December 31, 2008, we had an allowance for credit losses of $54.0 million, including specific reserves of $15.7 million. The allowance for credit losses does not include a reserve for impairments on our debt products. Management periodically reviews the appropriateness of our allowance for credit losses. However, the limited history of our loans makes it difficult to judge the expected credit performance of our loans. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may be inaccurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We may experience impairments on our other debt products that could adversely impact our net income and assets and harm our results of operations. We have reported impairments in the past and, in the future, may experience additional impairments on our debt investments.

We review the fair value of our other debt products quarterly. The fair value of our investments in debt products are based on independent third-party quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, we estimate fair value using various valuation methodologies, including cash flow analysis and internally-generated financial models that incorporate significant assumptions and judgments, as well as qualitative factors.

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

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. As of December 31, 2008, we had two debt products that were deemed to be other-than-temporarily impaired. During 2008, we recorded impairment charges, or write-downs, in other income of $0.9 million. Our allowance for credit losses does not cover these write-downs as we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

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

Slowing economic activity continues to contribute to a decline in overall credit quality. We are closely monitoring the credit quality of our loans, but we expect loan delinquencies, non-accruals, impairments and charge-offs in our loan portfolio to increase as the economy continues to weaken. A prolonged economic downturn could lead to loan delinquencies, non-accruals, impairments and charge-offs in our loan portfolio exceeding our allowance for credit losses, which could negatively impact our financial results.

Unfavorable economic conditions may also make it more difficult for us to maintain both our new origination volume, the credit quality of new business at levels previously attained and the amounts we are able to recover from borrowers who are unable to fulfill their repayment obligations. These events could negatively impact our results of operations.

We make loans primarily to privately-owned, small and medium-sized companies that may carry more inherent risk and present an increased potential for loss than loans to larger companies.

Our loan portfolio consists primarily of loans to small and medium-sized, privately-owned companies, many of which do not publicly report their financial condition. Compared to larger, publicly-traded firms, loans to these types of companies may carry more inherent risk. The companies that we lend to generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of customers involve higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources. Numerous factors may make these types of companies more vulnerable to variations in results of operations, changes impacting their industry and changes in general market conditions. Companies in this market segment also face intense competition, including from companies with greater financial, technical, managerial and marketing resources. Any of these factors could impair a customer’s cash flow or result in other adverse events, such as bankruptcy, which could limit a customer’s ability to make scheduled payments on our loans, and may lead to losses in our loan portfolio and a decrease in our net interest income, net income and book value.

Additionally, because most of our customers do not publicly report their financial condition, we are more susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio. The failure of a customer to accurately report its financial position, compliance with loan covenants or eligibility for additional borrowings could result in our providing loans or other debt products that do not meet our underwriting criteria, defaults in loan payments, the loss of some or all of the principal of a particular loan or loans, including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information.

Our concentration of loans and other debt products within a particular industry or region could impair our financial condition or results of operations if that industry or region were to experience adverse changes to economic or business conditions.

We specialize in certain broad industry segments, such as commercial real estate and healthcare in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. If industry segments in which we have a concentration of investments experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2008, balloon and bullet transactions represented 78% of the outstanding balance of our loan portfolio, and most of our revolving loans and some of our term loans and other debt products are bullet transactions. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2008, cash flow transactions comprised $1.9 billion, or 78.5%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed accepted traditional bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. The risks inherent in cash flow lending include, among other things:

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

We provide second lien, subordinated/mezzanine loans, other debt products and equity-linked products that may rank junior to rights of other lenders, representing a higher risk of loss than our other loans and debt products in which we have a first priority position.

We provide second lien, subordinated/mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated/mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated/mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated/mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated/mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2008, our second lien and, subordinated/mezzanine loans totaled $40.2 million.

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

We entered into a specific transaction comprised of individual consumer loans with an outstanding balance of $10.6 million at December 31, 2008. We are a commercial finance company, and our risk and return parameters are not focused on individual consumer loans and may not accurately predict the risks and returns of consumer loans. The repayments of the individual loans are backed by independent corporate guarantees, and we are fully indemnified by the independent party if legal action were brought against us.

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

As of December 31, 2008, we had two credit facilities subject to annual liquidity renewals, with aggregate commitments of $650 million maturing in 2011. Our $350 million credit facility with Wachovia is subject to an annual renewal in April 2009, and our $300 million credit facility with Citicorp is subject to an annual renewal in November 2009. If either of our lenders decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that credit facility would terminate. In addition, we had one credit facility with a commitment of $75 million that matures in 2009. During 2008, we entered into amendments to two of our credit facilities that reduced the size of the facilities by an aggregate amount of $150 million, and in January 2009, we entered into an amendment that reduced the commitment amount of our term debt facility by $150 million. Other key terms of these amendments included lower advance rates and pricing increases. Substantially all of our non-securitized loans and other debt products are held in these facilities. Our credit facilities contain customary representations and warranties, covenants, conditions, events of default and termination events that if breached, not satisfied or triggered, could result in termination of the facility. These events of default and termination events include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. Further, all cash flow generated by our loans and other debt products subject to a particular facility would go to pay down our borrowings thereunder rather than to us if we are in default. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders could liquidate or sell all of our loans and other debt products held in that facility. Also, if we trigger a default or there is a termination event under one facility and that default or termination results in a payment default or in the acceleration of that facility’s debt, it may trigger a default or termination event under our other facilities that have cross-acceleration or payment cross-default provisions. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our undrawn commitment balances, originate new loans or other debt products or continue to fund our operations. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

We anticipate generating liquidity by utilizing means that we have not regularly used in the past, including sales of loans and real estate that we own. These sale activities are dependent on, and subject to, market and economic conditions and our ability to find willing and able buyers to enter into transactions with us and, therefore, are highly speculative. Furthermore, due to current market conditions, if we are able to consummate any asset sales we expect that such sales would be at prices discounted to our current carrying value.

The recent disruptions in the global financial markets may continue to negatively impact our ability to raise additional capital.

As a result of the current economic climate and tightness in the capital markets, we expect to continue to experience difficulty and higher cost in securing term debt financing for our loan portfolio. Given current market conditions, we believe that completing a traditional term debt securitization is unlikely. Additionally, the financings we have renewed and the amendments to existing credit facilities we have obtained in 2008 have been more expensive and provide lower advance rates than similar transactions completed in prior periods. While we believe that we will benefit from these market conditions by re-pricing our existing loans when possible and originating new loans when possible at significantly higher yields and potentially on more favorable terms, we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2008 and in future periods.

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

We have completed three term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $1.3 billion of notes. We did not complete a term debt securitization during 2008. Given current market conditions, we believe that it is unlikely that we would be able to complete a traditional term debt securitization. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to BB by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Ba2 by Moody’s Investors Service, Inc., depending on the class of notes. As of December 31, 2008 we also had a $400 million unrated term debt credit facility with one counterparty and with a single class of notes. On January 15, 2009, we entered into an amendment which reduced the commitment amount under this facility to $250 million. This facility had an outstanding balance of $219 million at December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our goal in completing these transactions was to raise additional capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loan portfolio.

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

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $129.3 million in principal amount, issued in each of our three term debt securitizations that we have completed through December 31, 2008. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $39.2 million and $29.0 million for the years ended December 31, 2008 and 2007, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

Several factors may influence the timing and amount of the cash flows we receive from loans and other debt products included in our term debt securitizations, including:

•

if any loan or other debt product included in a term debt securitization becomes 60 days or more delinquent or is charged off, all funds, after paying expenses and interest to the senior notes, go to a reserve account which then pays down an amount of senior notes equal to the amount of the delinquent loan or other debt product. Except for specified management fees, we will not receive any distributions from funds during this period; and

•

if other specified events occur to the trusts, for example an event of default, our cash flows would be used to reduce the outstanding balance of the senior notes and would not be available to us until the full principal balance of the senior notes has been repaid.

•

if any of the classes of notes in our securitizations are downgraded by Moody’s or S&P, the principal repayment terms would change from a pro rata pay system, in which all investors would be repaid ratably, to a sequential pay system in which each class would be paid in full sequentially based on their seniority; since our investments are generally in the more junior or equity classes, a change to distribution on a sequential basis could reduce the distribution of principal to us. This repayment of principal begins to occur, under most circumstances, at the end of the reinvestment period.

We have obtained a significant portion of our debt financing through a limited number of financial institutions. This concentration of funding sources exposes us to funding risks.

We have obtained our credit facility financing from a limited number of financial institutions. Our reliance on the underwriters of our debt financing and their affiliates for a significant amount of our funding exposes us to funding risks. If these participating lenders determined to terminate our credit facilities, we would need to establish new lending relationships to satisfy our funding needs.

Risks Related to the Potential Southern Commerce Bank Acquisition

We may fail to realize all of the anticipated benefits of our proposed acquisition of Southern Commerce Bank.

On January 5, 2009, we entered into a Stock Purchase and Sale Agreement among Southern Commerce Bank and Dickinson Financial Corporation as seller. The proposed acquisition is expected to close in the second quarter of 2009, subject to us obtaining required regulatory approvals and the fulfillment of customary closing conditions. While we believe that the acquisition of the Southern Commerce Bank will result in significant benefits to us, there are certain risks associated with the acquisition that may prevent us from realizing all of these benefits. First, the deal is subject to closing conditions, including obtaining required approvals from governmental authorities whose approval or consent in connection with the acquisition is required, and there is no guarantee that these closing conditions will be met or that we will obtain all the approvals necessary to consummate the acquisition. It is possible that applicable bank regulatory authorities will impose requirements and limitations that may negatively affect the way we expect to conduct Southern Commerce Bank’s and the rest of our business and, therefore, could cause us to fail to realize the certain expected benefits of the transaction.

Additionally, even if the closing does take place as expected, there is no guarantee that all of the anticipated benefits of the acquisition will be realized. Achieving the benefits of the acquisition will depend in part on integrating Southern Commerce Bank’s business operations and personnel in a timely and efficient manner to minimize the risk that the acquisition will result in the loss of deposit customers, the loss of key employees or the diversion of our management’s attention from other important issues. Challenges to effectively integrating the bank’s business operations include the fact that we do not have experience in managing retail banking operations and the headquarters of Southern Commerce Bank will be located in Florida, while our headquarters is located in Boston, Massachusetts. We cannot offer any assurances that we can successfully integrate the bank’s operations in order to realize the acquisition’s anticipated benefits.

Even if we are successful in integrating Southern Commerce Bank into our organization, we may fail to maintain or increase deposit balances at Southern Commerce Bank.

While we expect to maintain and continue to increase deposit balances at Southern Commerce Bank following the potential acquisition, there is no assurance that we will be able to do so successfully. Given the relatively short average maturity of Southern Commerce Bank’s deposits compared to the maturity of its loan assets, the inability of Southern Commerce Bank to raise or maintain deposits could compromise our ability to originate and own assets at Southern Commerce Bank, impair its liquidity and threaten the solvency of Southern Commerce Bank and the rest of NewStar.

Compliance with applicable banking regulations could be more costly than expected and could negatively impact our business.

On January 12, 2009, we applied to the Federal Reserve for approval to become a Bank Holding Company (“BHC”) and acquire Southern Commerce Bank. If our applications are accepted and we become a BHC we will be subject to additional regulation and policies, which could place restrictions on our business.

BHCs and national banking associations operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal regulatory agencies, as well as other governmental agencies in the states in which they operate. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. As a BHC, we and our non-bank subsidiaries would be subject to regulation by the Federal Reserve. Additionally, Southern Commerce Bank is a national bank and, as such, subject primarily to the supervision and regulation by the OCC. The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Congress and state legislatures and federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products.

Southern Commerce Bank’s business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the Federal Reserve. The economic and fiscal policies of various governmental entities and the monetary policies of the Federal Reserve may affect the interest rates Southern Commerce Bank must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Southern Commerce Bank. Our acquisition of Southern Commerce Bank would, therefore, link our results of operations and financial condition to the decisions and policies of the Federal Reserve to a greater extent than they have been previously.

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

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected. Additionally, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Our Operating and Trading History

We have incurred losses in the past as a startup company, and have only recently achieved profitability and may not achieve profitability in future periods.

For the years ended December 31, 2007 and 2006, we recorded net losses of $8.6 million and $27.2 million, respectively. For the year ended December 31, 2008, we recorded net income of $22.4 million. The loss for 2007 was primarily due to a loss of $30.6 million on our residual interest in a securitization and a loss of $20.3 million due to the recognition of impairments of investments in debt securities. The loss for 2006 was primarily due to a non-cash compensation charge of $39.1 million in connection with restricted stock grants made since our inception, including equity awards made in connection with the initial public offering. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

Currently, we are not regulated as an insured depository institution or bank holding company and do not control any regulated insured depository institution. Banks are subject to extensive regulation by the office of the Comptroller of the Currency with respect to their activities and investments, their capitalization, their risk management policies and procedures and their relationships with affiliated companies. If we become a bank holding company, we will be subject to additional regulations which could adversely impact our business or our results of operations.

Our common stock may continue to have a volatile public trading price.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has experienced significant price and volume fluctuations, some of which are unrelated to our company’s operating performance. Since our common stock began trading publicly on December 14, 2006, the trading price of our stock has fluctuated from a high of $20.85 to a low of $0.61. It is likely that the market price of our common stock will continue to fluctuate in the future. Factors which may have a significant adverse effect on our common stock’s market price include:

•	the rate of charge-offs, impairments and non-accruals in our loan portfolio;

•	fluctuations in interest rates and the actual or perceived impact of these rates on our current customers and future prospects;

•	changes to the regulatory environment in which we operate;

•	our ability to raise additional capital and the terms on which we can secure such capital;

•	general market and economic conditions; and

•	quarterly fluctuations in our revenues and other financial results.

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2008 was 107,987 shares, however our trading volume has exceeded 1,000,000 shares on several occasions. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1600, Boston, Massachusetts 02116, where we lease 14,868 square feet of office space under a lease that expires in 2010, and 15,116 square feet of office space under a sublease which expires in 2013. We also maintain leased offices in Darien, Connecticut, Charleston, South Carolina, Chicago, Illinois, and San Diego, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

In December 2008, we solicited proxies for two special meetings of shareholders, which were both subsequently held on January 28, 2009. The following represents the results of the voting on the proposals submitted to our stockholders at the meetings:

Proposal to approve the amendment and restatement of the Company’s 2006 Incentive Plan:

Total Vote “For”	Total Vote “Against”	Total Vote “Abstaining”	Total Broker Non-Votes
37,492,619	6,097,578	54,601	—

Proposal to grant the Board of Directors the discretionary authority to effect a reverse stock split:

Total Vote “For”	Total Vote “Against”	Total Vote “Abstaining”	Total Broker Non-Votes
35,049,135	4,598,075	42,850	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 5, 2009, there were approximately 104 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2008 and 2007 is presented below:

	2008		2007
	High	Low	High	Low
Quarter ended:
December 31	$8.98	$2.46	$13.65	$7.75
September 30	9.78	5.10	14.69	8.94
June 30	7.04	4.55	17.25	13.60
March 31	9.58	4.50	20.85	14.75

The following graph shows a comparison from December 14, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2008 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 14, 2006. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated.

	Year Ended December 31,				Period from June 18, 2004 (inception) through December 31, 2004
	2008	2007	2006	2005
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$188,770	$204,295	$116,303	$33,883	$1,988
Interest expense	86,216	109,703	68,728	18,639	839

Net interest income	102,554	94,592	47,575	15,244	1,149
Provision for credit losses	38,224	19,510	12,535	7,755	280

Net interest income after provision for credit losses	64,330	75,082	35,040	7,489	869
Fee income	4,518	15,797	5,849	2,966	36
Asset management income	6,283	5,304	1,443	16	—
Gain on derivatives	2,157	777	909	46	—
Gain (loss) on sale of loans and debt securities	282	(4,615)	474	114	—
Loss on investments in debt securities	(932)	(20,303)	(597)	—	—
Loss on residual interest in securitization	(631)	(30,556)	—	—	—
Other income	7,253	5,420	1,606	2	21

Total non-interest income	18,930	(28,176)	9,684	3,144	57
Compensation and benefits	30,413	45,364	65,079	16,168	6,294
Occupancy and equipment	3,286	2,718	1,758	1,124	209
General and administrative expenses	11,090	9,412	7,445	2,757	2,996

Total operating expenses	44,789	57,494	74,282	20,049	9,499

Income (loss) before income taxes	38,471	(10,588)	(29,558)	(9,416)	(8,573)
Income tax expense (benefit)	16,073	(1,949)	(2,377)	(3,517)	(3,071)

Net income (loss)	$22,398	$(8,639)	$(27,181)	$(5,899)	(5,502)

Income (loss) per share:
Basic	$0.46	$(0.23)	$(1.65)	$(0.83)	$(1.25)
Diluted	$0.46	$(0.23)	$(1.65)	$(0.83)	$(1.25)
Weighted average shares outstanding:
Basic	48,340,067	36,900,640	16,480,836	7,110,363	4,390,731
Diluted	48,340,067	36,900,640	16,480,836	7,110,363	4,390,731

	December 31,
	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$50,279	$76,155	$103,269
Restricted cash	84,163	115,807	40,174
Residual interest in securitization	—	631	—
Investments in debt securities, available-for-sale	3,025	35,498	203,121
Loans, held-for-sale	––	112,944	62,620
Loans, net	2,328,812	2,201,442	1,437,832
Other assets	105,243	80,288	68,176

Total assets	$2,571,522	$2,622,765	$1,915,192

Repurchase agreements	$—	$63	$34,535
Credit facilities	411,267	677,739	625,910
Term debt	1,524,171	1,364,725	774,225
Other liabilities	54,529	77,548	57,107

Total liabilities	1,989,967	2,120,075	1,491,777
Total stockholders’ equity	581,555	502,690	423,415

Supplemental Data:
Investments in debt securities, gross	$6,839	$38,787	$217,314
Loans held-for-sale, gross	—	115,055	63,277
Loans held-for-investment, gross	2,402,309	2,248,480	1,467,038

Loans and investments in debt securities, gross	2,409,148	2,402,322	1,747,629
Unused lines of credit	339,230	454,837	302,856
Standby letters of credit	32,358	20,382	6,990

Total funding commitments	$2,780,736	$2,877,541	$2,057,475

Loan portfolio	$2,409,148	$2,402,322	$1,747,629
Loans owned by the NCOF	561,241	578,272	283,378

Managed loan portfolio	$2,970,389	$2,980,594	$2,031,007

Loans held-for-sale, gross	$—	$115,055	$63,277
Loans held-for-investment, gross	2,402,309	2,248,480	1,467,038

Total loans, gross	2,402,309	2,363,535	1,530,315
Deferred fees, net	(20,998)	(15,762)	(10,468)
Allowance for loan losses—general	(36,786)	(28,795)	(19,395)
Allowance for loan losses—specific	(15,713)	(4,592)	—

Total loans, net	$2,328,812	$2,314,386	$1,500,452

Average Balances (1):
Loans and other debt products, gross	$2,415,436	$2,038,678	$1,150,111
Interest earning assets (2)	2,551,602	2,234,916	1,210,494
Total assets	2,612,285	2,243,524	1,224,744
Interest bearing liabilities	1,962,796	1,767,993	1,028,139
Equity	566,173	439,650	171,518

	Year Ended December 31,
	2008	2007	2006
Performance Ratios (3):
Return on average assets	0.86%	(0.39)%	(2.22)%
Return on average equity	3.96	(1.97)	(15.85)
Net interest margin, before provision	4.02	4.23	3.93
Loan portfolio yield	7.67	9.63	9.89
Efficiency ratio	36.87	86.57	129.73

Credit Quality and Leverage Ratios (4):
Delinquent loan rate (at period end)	0.69%	—	0.57%
Non-accrual loan rate (at period end)	2.52%	0.97%	—
Net charge off rate	0.82%	0.81%	—
Allowance for credit losses ratio (at period end)	2.25%	1.58%	1.40%
Debt to equity (at period end)	3.33x	4.06x	3.39x
Equity to assets (at period end)	22.62%	19.17%	22.11%

(1)	Average balances for 2008 and 2007 are based upon the average daily balance during the period. Average balances for 2006 are based on the average monthly balance during each period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of December 31, 2008, this portfolio had an outstanding balance of $69.0 million.

Market Conditions

The economy deteriorated dramatically during 2008 as the United States entered a recession. Higher unemployment, a decline in housing prices, an increase in default rates across a wide range of asset classes and an overall decrease in lending continue to strain the economy. The financial services industry changed significantly through bankruptcies, consolidations, mergers, conservatorships and substantial government aid, legislation and regulation. The effect of the economic downturn has led to a lack of confidence and severe dislocation in the capital and credit markets. Bank loan markets and securitization markets, specifically collateralized debt obligation markets, continue to experience significant volatility with continued selling pressure by certain types of investors, many of which are leveraged. We expect to continue to experience difficulty in securing term debt financing for our loan portfolio. We anticipate that available debt financing generally will be at higher costs and lower advance rates than the financing that was available earlier in our history. Given current market conditions, we believe that it is unlikely that we would be able to complete a traditional term debt securitization.

Amendments and renewals of our existing credit facilities obtained in 2008 have been more expensive and provide lower advance rates than similar transactions completed in prior periods. While we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage, we believe that we will also benefit from these market conditions by re-pricing our existing loans when possible, and originating new loans when possible at significantly higher yields and in many cases on more favorable terms.

The sharp decline in the economy continues to contribute to a decline in overall credit quality. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals, and charge offs to increase as the economy continues to weaken.

As a result of the current market and funding conditions, opportunities in the commercial real estate market have slowed. Moreover, refinancing current loans will be difficult. We did not originate any new commercial real estate loans during the last three quarters of 2008.

Recent Developments

Bank-Related

On January 5, 2009, we entered into a definitive stock purchase agreement to acquire Southern Commerce Bank. Subject to us obtaining required regulatory approvals and the fulfillment of customary closing conditions, we anticipate the acquisition will close during the second quarter of 2009.

On January 12, 2009, we applied to the Federal Reserve for approval to become a Bank Holding Company and to acquire Southern Commerce Bank.

The acquisition of Southern Commerce Bank and the transition to a bank holding company is part of our strategy to diversify our funding sources and expand the products and services we are able to offer our customers. We believe that this strategy will allow us to reduce the risks in our current funding model, resulting in a decreased dependence on short-term credit facilities provided by banks and the issuance of securitized term debt in the capital markets as our primary sources of capital.

Liquidity

On January 15, 2009 we entered into an amendment to the $400 million term debt facility with Deutsche Bank AG, New York Branch (“Deutsche”) which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce our advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment.

On December 30, 2008, we entered into an amendment to the $400 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”) which reduced the commitment amount under the credit facility to $350 million, reduced the advance borrowing base from an effective rate of 75% to 70%, and increased the concentration limits of assets in the Buildings and Real Estate Moody’s Industry Classification Group to 33.5% of the outstanding credit facility amount for periods prior to and including April 17, 2009 (an increase of 13.5%) and to 20% of the outstanding credit facility amount for periods after April 17, 2009.

On November 19, 2008, we entered into a definitive agreement with Citicorp North America, Inc. (“Citicorp”) which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility.

Credit

As of December 31, 2008, we had 12 loans with an aggregate outstanding balance of $112.8 million classified as impaired. Six of these impaired loans with an outstanding balance of $60.6 million were on non-accrual status as of December 31, 2008. During the year ended December 31, 2008, we recorded $30.9 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NewStar’s basic and diluted income per share for 2008 was $0.46 on net income of $22.4 million compared to a net loss of $8.6 million for 2007 and a net loss of $27.2 million for 2006. Our managed loan portfolio was $3.0 billion at December 31, 2008 and 2007 and $2.0 billion at December 31, 2006. During 2008, loans owned by the NCOF decreased $17.0 million to $561.2 million at year end.

As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 were: i) a decrease in our net interest margin; ii) a decrease in syndication and other fee income; and iii) $30.9 million of specific provisions recorded for impaired loans during 2008.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 7.67% for 2008, 9.63% for 2007 and 9.89% for 2006. The decrease from 2007 to 2008 in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.02% for 2008, 4.23% for 2007 and 3.93% for 2006. The primary factors impacting net interest margin are changes in prevailing interest rates, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 36.87% for 2008, 86.57% for 2007 and 129.73% for 2006. The decrease in our efficiency ratio during 2008 as compared to 2007 was primarily due to the $30.6 million loss on the residual interest during 2007 and impairment charges on investments in debt securities during 2007, as well as a decline in operating expenses during 2008. The decrease in our efficiency ratio during 2007 as compared to 2006 was primarily due to a significant increase in net interest income and fee income resulting from significant growth in our loan portfolio and a decrease in operating expenses resulting from a decrease in IPO-related equity compensation expense, partially offset by the $30.6 million loss on the residual interest and $20.3 million of impairment charges on investments in debt securities.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 2.25% at December 31, 2008, 1.58% as of December 31, 2007 and 1.40% as of December 31, 2006. The allowance for credit losses at December 31, 2008 included specific reserves of $15.7 million and general reserves of $38.3 million. The allowance for credit losses at December 31, 2007 included a specific reserve of $4.6 million and a general reserve of $30.9 million. During 2008, we made minor modifications to our general reserve analysis to simplify and more closely align it with our internal credit ratings, which incorporate our ratings migration and loan default experience.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 0.69% as of December 31, 2008 consisting of two of our non-accrual loans. We did not have any delinquent loans as of December 31, 2007. Given prevailing economic and market conditions, we expect the delinquency loan rate to increase as the economy continues to weaken.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 2.52% as of December 31, 2008 and 0.97% as of December 31, 2007. As of December 31, 2008 and 2007 the aggregate outstanding value of non-accrual loans was $60.6 million and $14.1 million, respectively. Given prevailing economic and market conditions, we expect the non-accrual rate to increase as the economy continues to weaken.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as annualized charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the year ended December 31, 2008, the net charge off rate was 0.82% and for the year ended December 31, 2007, it was 0.81%. We did not charge off any loans during 2006. We expect the net charge off rate to increase if the economy continues to weaken.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.86% for 2008. Return on average assets was not meaningful for 2007 and for 2006 as we had net losses.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.96% for 2008. Return on average equity was not meaningful for 2007 and for 2006 as we had net losses.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Net interest income:
Interest income	$188,770	$204,295	$116,303
Interest expense	86,216	109,703	68,728

Net interest income	102,554	94,592	47,575
Provision for credit losses	38,224	19,510	12,535

Net interest income after provision for credit losses	64,330	75,082	35,040
Non-interest income:
Fee income	4,518	15,797	5,849
Asset management income	6,283	5,304	1,443
Gain on derivatives	2,157	777	909
Gain (loss) on sale of loans and debt securities	282	(4,615)	474
Loss on investments in debt securities	(932)	(20,303)	(597)
Loss on residual interest in securitization	(631)	(30,556)	—
Other income	7,253	5,420	1,606

Total non-interest income	18,930	(28,176)	9,684
Operating expenses:
Compensation and benefits	30,413	45,364	65,079
Occupancy and equipment	3,286	2,718	1,758
General and administrative expenses	11,090	9,412	7,445

Total operating expenses	44,789	57,494	74,282

Income (loss) before income taxes	38,471	(10,588)	(29,558)
Income tax expense (benefit)	16,073	(1,949)	(2,377)

Net income (loss)	$22,398	$(8,639)	$(27,181)

Comparison of the Years Ended December 31, 2008 and 2007

Interest income. Interest income decreased $15.5 million, to $188.8 million for 2008 from $204.3 million for 2007. The decrease was primarily due to a decrease in the yield on average interest earning assets to 7.40% from 9.14% primarily driven by a decrease in three-month LIBOR, partially offset by growth in average interest earning assets of $316.7 million. Average three-month LIBOR decreased from 5.31% for the year ended December 31, 2007 to 3.23% for the year ended December 31, 2008.

Interest expense. Interest expense decreased $23.5 million, to $86.2 million for 2008 from $109.7 million for 2007. The decrease was primarily due to a decrease in our cost of borrowings, partially offset by an increase in average borrowings of $194.8 million from December 31, 2007 to fund growth in interest earning assets. The decrease in our cost of borrowings, to 4.39% from 6.20%, was primarily attributable to a decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 4.02% for 2008 from 4.23% for 2007. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2008 new loan originations and re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.01% from 2.94% as the decline in three-month LIBOR had a greater impact on the cost of interest bearing liabilities which re-price more frequently than our interest earning assets.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2008 and 2007:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,551,602	$188,770	7.40%	$2,234,916	$204,295	9.14%
Total interest bearing liabilities	1,962,796	86,216	4.39	1,767,993	109,703	6.20

Net interest spread		$102,554	3.01%		$94,592	2.94%

Net interest margin			4.02%			4.23%

Provision for credit losses. The provision for credit losses increased to $38.2 million for 2008 from $19.5 million for 2007. The increase in the provision was primarily due to $30.9 million of specific provisions recorded during 2008 for impaired loans and the growth of our loan portfolio.

Non-interest income. Non-interest income increased $47.1 million, to $18.9 million for 2008 from negative $28.2 million for 2007. The increase is primarily due to the $30.6 million loss on the residual interest in securitization during 2007, the $20.3 million of impairment charges during 2007 related to our investments in debt securities in our RMBS portfolio, the $4.6 million loss on sale of loans and securities for 2007, the $6.9 million gain recognized in connection with the repurchase of debt during 2008, a $1.4 million increase in gain on derivatives, an increase of $1.0 million in management and performance fees related to the NCOF, $0.3 million gain on sale of loans, partially offset by a $11.3 million decrease in fee income, the $2.4 million loss in fair value of our equity positions, and the $0.9 million loss on investments in debt securities due to net impairments on two of our debt securities and the $0.6 million loss on the residual interest in securitization.

Operating expenses. Operating expenses decreased $12.7 million, to $44.8 million for 2008 from $57.5 million for 2007. Employee compensation and benefits decreased $15.0 million primarily due to a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering, partially offset by severance costs of $2.1 million during 2008. During 2008, we reduced the number of employees to reflect our anticipated decline in loan origination volumes. General and administrative expenses increased $1.7 million and occupancy and equipment expenses increased $0.6 million.

Income taxes. For 2008 and 2007, we provided for income taxes based on an effective tax rate of 41.8% and 18.4%, respectively. Our effective tax rate for 2008 reflects the impact of timing differences related to the recognition of losses on the residual interest in securitization, the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete tax item. Our effective tax benefit rate for 2007 includes two significant items, approximately $1.5 million relating to the impact of nondeductible compensation expense incurred in connection with our initial public offering and $0.8 million resulting from the non-recognition of certain state tax benefits primarily resulting from the phase out of our Structured Products group, including losses incurred on securities sold in our second quarter off-balance sheet transaction. As of December 31, 2008 and 2007 we had net deferred tax assets of $31.2 million and $13.4 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Comparison of the Years Ended December 31, 2007 and 2006

Interest income. Interest income increased $88.0 million, to $204.3 million for 2007 from $116.3 million for 2006. The increase was primarily due to growth in average interest earning assets of $1.0 billion, partially offset by a decrease in the yield on average interest earning assets to 9.14% from 9.61% primarily driven by a decrease in spreads on new volume and to a lesser extent prepayments of higher yielding loans and a change in the mix of interest earning assets. The increase in average interest earning assets was primarily driven by the growth in loans of $833.2 million from December 31, 2006.

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

Non-interest income. Non-interest income decreased $37.9 million, to negative $28.2 million for 2007 from $9.7 million for 2006. The decrease is primarily due to a $30.6 million loss on the residual interest, a $12.8 million impairment charge prior to the sale of our investments in debt securities in our RMBS portfolio resulting from a severe correction of the RMBS market, $7.5 million loss on investments in debt securities due to the impairment of three of our debt securities and $4.6 million loss on sale of loans and securities, partially offset by an additional $9.9 million in fee income, $3.9 million in management and performance fees related to the NCOF and $3.8 million on other income driven by a $1.8 million recognition of the fair value of our equity positions and $1.1 million recognized in connection with the repurchase of debt. On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a fair value residual interest in the assets sold, which had a fair value of $29.7 million at June 30, 2007 and $0.6 million at December 31, 2007. The residual interest includes the present value of the expected future cash flows that we will receive from its retained interest. Any change in the fair value of the residual interest is recorded in the consolidated statement of operations.

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

Income taxes. For 2006, we provided for income taxes based on a tax benefit rate of 8.0%. As of December 31, 2006, we had net deferred tax assets of $14.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our operations, projected lending activities and other short-term liquidity needs. We may need to raise additional debt or equity capital based on various factors, including if our loan portfolio grows faster than anticipated, the value of non-accrual loans increases faster than expected, we are unable to fund certain loans with credit facilities or term debt securitizations, or if our cash flow from operations is lower than expected. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio. To fund our loan portfolio and continuing operations, we anticipate that we will need to incur additional indebtedness, enter into additional term debt securitizations or raise equity capital. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

The planned acquisition of Southern Commerce Bank will require cash payments to the seller in the amount of the purchase price and an additional investment consistent to meet regulatory capital requirements. We believe our existing sources of liquidity will be sufficient to provide the required capital. We estimate the purchase price of Southern Commerce Bank will be between $15.5 million and $17 million subject to certain conditions. We anticipate that the proposed acquisition of Southern Commerce Bank will improve our access to liquidity and provide a stable source of funding through the bank’s retail deposit franchise. With this new source of liquidity we believe that we will be able to reduce our reliance on warehouse credit facilities provided by other banks, which are currently our primary source of capital. We have proposed in our regulatory applications made in connection with the proposed acquisition of Southern Commerce Bank to complete a one-time balance sheet restructuring, which would recapitalize the bank in connection with a transfer of up to $300 million of existing loan commitments from NewStar. The recapitalization would redeploy capital to Southern Commerce Bank that is currently invested in our warehouse credit facilities supporting those loans that we propose to transfer.

We continue to experience higher costs of borrowing and pressure to reduce leverage. Given current market conditions, we believe that completing a traditional term debt securitization is unlikely. Moreover credit facility renewals and amendments to existing credit facilities in 2008 have been more expensive and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2008 resulted in the use of cash to repay advances.

Cash and Cash Equivalents

As of December 31, 2008 and December 31, 2007, we had $50.3 million and $76.2 million, respectively, in cash and cash equivalents. Cash received from our November 2007 private placement represented a large portion of our cash balance at December 31, 2008. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $84.2 million and $115.8 million of restricted cash as of December 31, 2008 and December 31, 2007, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2008.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2008, we had 12 impaired loans with an aggregate outstanding balance of $112.8 million. Six of the impaired loans with an aggregate outstanding balance of $58.7 million have been restructured and classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Six of the impaired loans with an aggregate outstanding balance of $60.6 million were on non-accrual status. Two of the impaired loans with an aggregate outstanding balance of $16.6 million were greater than 60 days past due and classified as delinquent. During 2008, we recorded $30.9 million of specific provisions for impaired loans. As our loan portfolio continues to season, we expect to experience additional delinquencies, losses, specific reserves, troubled debt restructurings and charge offs as part of our normal course of business. Moreover, the weakening economy has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals and charge offs to increase if the economy continues to weaken.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in our loan portfolio. Our allowance for loan losses as of December 31, 2008 and December 31, 2007 was $52.5 million and $33.4 million, or 2.19% and 1.48% of loans, gross, respectively. As of December 31, 2008, we also had a $1.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.25% of outstanding loans.

Activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Balance as of beginning of period	$33,387	$19,395	$7,610
Provision for loan losses	7,990	9,593	11,785
Specific provision for loan losses	30,855	8,992	—
Net charge offs	(19,734)	(4,593)	—

Balance as of end of period	52,498	33,387	19,395
Allowance for losses on unfunded loan commitments	1,479	2,100	1,175

Allowance for credit losses	$53,977	$35,487	$20,570

As of December 31, 2008, we had one $7.4 million asset which was other real estate owned as a result of a foreclosure on an impaired loan. During 2008, we recorded a $0.8 million specific provision related to this loan. The outstanding loan balance has been reclassified from loans, net to other assets on our balance sheet.

Borrowings and Liquidity

As of December 31, 2008 and 2007, we had outstanding borrowings totaling $1.9 billion and $2.0 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of December 31, 2008, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$740,000	$411,267	$328,733	2009 – 2011
Term debt (1)	1,745,602	1,524,171	221,431	2012 – 2022

Total	$2,485,602	$1,935,438	$550,164

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at December 31, 2008, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Repurchase agreements

In the past, we entered into sales of securities under agreements to repurchase with customers and brokers. These agreements were treated as collateralized financings, and the obligations to repurchase securities sold were reflected as a liability in our balance sheet. The securities underlying the agreements remain under our control. At December 31, 2007, we had repurchase agreements outstanding with a total carrying value of $0.1 million. At December 31, 2007, the maturities of these agreements ranged from one to three months with a weighted average interest rate of 5.97%. Debt securities with a market value of $0.8 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2007. We no longer utilize repurchase agreements as a source of liquidity.

Credit facilities

As of December 31, 2008 the Company had four credit facilities: (i) a $350.0 million credit facility with Wachovia, (ii) a $300.0 million credit facility with Citicorp, (iii) a $75.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) a $15.0 million credit facility with Union Bank of California, N.A. Our $350 million credit facility with Wachovia is subject to an annual renewal in April 2009, and our $300 million credit facility with Citicorp is subject to an annual renewal in November 2009. If either of our lenders decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that credit facility would terminate.

The Company has a $350.0 million credit facility agreement with Wachovia that had an outstanding balance of $212.8 million as of December 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 2.44% at December 31, 2008. This facility was scheduled to mature on August 4, 2010. On April 18, 2008, we entered into an amendment which extended the maturity date to April 15, 2011, completed the 2008 annual renewal, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million. On December 30, 2008, we entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under the credit facility to $350 million from $400 million, reduced the advance borrowing base from an effective rate of 75% to 70%, and increased the concentration limits of assets in the Buildings and Real Estate Moody’s Industry Classification Group to 33.5% of the outstanding credit facility amount for periods prior to and including April 17, 2009 (an increase of 13.5%) and to 20% of the outstanding credit facility amount for periods after April 17, 2009. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

The Company has a $75.0 million credit facility agreement with NATIXIS that had an outstanding balance of $8.5 million as of December 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 5.71% at December 31, 2008. On May 29, 2008, we entered into an amendment which extended the maturity date to May 22, 2009.

The Company has a $300.0 million credit facility agreement with Citicorp that had an outstanding balance of $180.2 million as of December 31, 2008. Interest on this facility accrues at a variable rate per annum, which was 2.86% at December 31, 2008. On November 19, 2008, we entered into a credit facility agreement with Citicorp, which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million.

On July 29, 2008, the Company entered into a $15.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $9.9 million as of December 31, 2008. This credit facility matures on June 22, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.16% at December 31, 2008.

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

Term debt facility

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank, A.G. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, we entered into an amendment to this term debt financing agreement which increased the facility to $400 million. On January 15, 2009 we entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 3.55% at December 31, 2008. As of December 31, 2008, the outstanding balance was $219.0 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. As of December 31, 2008, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and initially sold and contributed $375.0 million in loans and other debt products (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2005 CLO Trust issued $343.4 million of notes, including variable funding notes to institutional investors, and issued $31.6 million of trust certificates, the junior-most class of securities in the trust, of which we retained 100% of the trust certificates. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $374.1 million at December 31, 2008. Outstanding drawn notes at December 31, 2008 were $331.7 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period that ended in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During 2008, we repurchased $10.8 million of the 2005 CLO Trust’s Class E notes.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,982	0.28%	AAA/Aaa/AAA
Class A-2	80,477	79,626	0.30	AAA/Aaa/AAA
Class B	18,750	18,748	0.50	AA/Aa2/AA
Class C	39,375	39,370	0.85	A/A2/A
Class D	24,375	24,372	1.50	BBB/Baa2/BBB-
Class E	24,375	13,573	4.75	BB/Ba2/B

Total notes	343,352	331,671
Class F (trust certificates)	31,648	31,648	N/A	N/A

Total for 2005 CLO Trust	$375,000	$363,319

(1)	The ratings were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above.

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500.0 million in loans and other debt products (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2006 CLO Trust issued $456.3 million of notes, including variable funding notes, to institutional investors and issued $43.8 million of trust certificates of which we retained 100% of the trust certificates. The notes are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $492.5 million at December 31, 2008. Outstanding drawn notes at December 31, 2008 were $443.0 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During 2008, we repurchased $3.3 million and $2.5 million of the 2006 CLO Trust’s Class D notes and Class E notes, respectively.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	32,500	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/A2/A
Class D	25,000	21,750	1.35	BBB/Baa2/BBB
Class E	13,750	11,250	1.75	BBB-/Baa3/BBB-

Total notes	456,250	443,000
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$486,750

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009.

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and initially sold and contributed $500.0 million in loans and other debt products (including unfunded commitments), to the 2007-1 CLO Trust. We remain the servicer of the loans and other debt products. As such, we must comply with various covenants. Simultaneously with the initial sale and contributions, the 2007-1 CLO Trust issued $546.0 million of notes, including variable funding notes, to institutional investors and issued $54.0 million of trust certificates of which we retained 100% of the trust certificates. The notes are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $584.5 million at December 31, 2008. Outstanding drawn notes at December 31, 2008 were $530.5 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2008	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	84,500	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/A2/A
Class D	27,000	27,000	2.30	BBB/Baa1/BBB+

Total notes	546,000	530,500
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$584,500

(1)	These ratings were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2008:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	18,367	392,900	—	—	411,267
Term debt (1)	—	—	219,000	1,305,171	1,524,171
Non-cancelable operating leases (2)	1,714	2,336	732	––	4,782

Total	$20,081	$395,236	$219,732	$1,305,171	$1,940,220

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

(2)	On March 12, 2007, we entered into a contract to sublease an additional 15,116 square feet of office space at our corporate headquarters in Boston, MA. The sublease commenced May 15, 2007 and terminates February 28, 2013.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our operations are subject to risks resulting from interest rate fluctuations on our interest-earning assets and our interest-bearing liabilities. We seek to provide maximum levels of net interest income, while maintaining acceptable levels of interest rate and liquidity risk. As such, we enter into interest rate swap and interest rate cap agreements to hedge interest rate exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. Under the interest rate swap contracts, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. We record the exchanged amount in net interest income in our statements of operations. Under the interest rate cap contracts, we agree to exchange, at specified intervals, the difference between a specified fixed interest (the cap) and floating interest amounts calculated on an agreed-upon notional principal amount, but only if the floating interest rate exceeds the cap rate. The interest rate caps currently are not matched to specific assets or liabilities and do not qualify for hedge accounting.

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

During 2006, we entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in our interest payments on LIBOR indexed debt. The interest rate swap agreements have a combined notional value of $12.4 million as of December 31, 2008 and have scheduled maturities ranging from April 11, 2010 through October 20, 2013. During 2008, we recorded hedge ineffectiveness of approximately $78,300, which is included in gain (loss) on derivatives in our consolidated statements of operations.

During 2008, we terminated interest rate swaps resulting in a net gain of $1.1 million. Additionally, we had $0.8 million of unrealized losses related to the terminated swaps which will be amortized over the lives of the hedged items. The deferred loss is classified in accumulated other comprehensive loss, net of tax, as a component of equity with the accretion of the deferred losses recognized into earnings.

The table below provides information about our derivative financial instruments, excluding customer derivatives, as of December 31, 2008.

Summary of Derivative Positions at December 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	($ in thousands)
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (average notional expected outstanding)	$12,310	$12,118	$3,514	$3,368	$3,202	$—	$34,512	$(947)
Average pay rate	6.78%	6.77%	8.41%	8.41%	8.41%	—	—
Average receive rate	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	—

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

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the borrower, the borrower’s compliance with financial covenants and management’s discretion, among other evaluations. At December 31, 2008, we had $339.2 million of unfunded commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2008 we had $32.4 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2008, the notional value of the interest rate mitigation products was $545.4 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at December 31, 2008. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2008 was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

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

As of December 31, 2008, 0.2% of total assets and 3.0% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During 2008 we recognized losses of $4.1 million in earnings and a loss of $1.5 million in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of December 31, 2008:

Description	Fair Value at December 31, 2008
($ in thousands)
Commercial loans held-for-sale:
Senior secured cash flow	$—
Residual interest in securitization	—
Investments in debt securities, available-for-sale:
Securities backed by residential real estate mortgages, commercial real estate mortgages and other assets	—
Securities backed by licenses and easements	3,025
Warrants and equity-linked products	2,500

Total level 3 assets at fair value	$5,525

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

Allowance for credit losses

The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The methodology for determining the allowance for losses on unfunded loan commitments is consistent with the methodology for determining the allowance for loan losses and incorporates a uniform probability of drawdown. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2008, we had an allowance for credit losses of $54.0 million, with specific allowances totaling $15.7 million.

We review the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third party data that we believe are reflective of the underlying credit losses being estimated. These estimates are not based on actual losses related to our loans and may not reflect future performance. Over time, as our loans season, we expect to supplement market and third-party data with the actual credit performance of our loans. In addition, we anticipate that the number of delinquent and non-accrual loans and loan impairments and charge offs will increase as our portfolio expands and seasons over time and as the economy continues to weaken.

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses and, as such, may require an additional provision for the relevant period. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. As of December 31, 2008, we had 12 impaired loans.

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

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. As of December 31, 2008, we had two debt products that were deemed to be other-than-temporarily impaired. As a result, during 2008 we recorded an impairment charge, or write-down, in other income of $0.9 million related to these debt products. Our allowance for credit losses does not cover these write-downs because we classify these assets as available-for-sale and are accounted for under the guidelines of FAS No. 115 and EITF 99-20.

In the past, we invested in the RMBS market and are exposed to changes in the credit performance of the mortgage loans underlying these investment securities. As of December 31, 2008, we had completely written off our RMBS debt products. The performance of our investment securities may be negatively impacted by, among other things, the timing of losses, higher than expected levels of credit losses or prepayment speeds on the underlying mortgages or home equity loans, depending on the specific structure of each securitization. Most of our investments are in classes of securities which are not actively traded in secondary markets or have lower levels of liquidity. The fair value of securities and other investments that have such liquidity characteristics may not be readily ascertained. This situation may be further exacerbated by current market conditions.

The description of certain instruments as “debt securities” is intended to describe the accounting treatment of those instruments and is not a characterization of those instruments as securities for any other purpose.

Valuation of residual interest in securitization

We review the fair value of our residual interest in the non-recourse, off-balance sheet financing vehicle quarterly. The fair value of our residual interest is based on forecasted cash flows, discount rates, expected credit losses and prepayment speeds for the individual loans and securities. We recognize changes in the fair value of the residual interest as gains or losses on our statement of operations.

In addition, the fair value determined at any time may not be accurate due to a high number of variables that affect cash flows associated with these complex cash flow structures. Our determination of fair value will be highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our internal cash flow model. Because of the inherent uncertainty of determining the fair value of investments that currently may not have a readily ascertainable market value, the fair value of investments may differ significantly from the values that would have been used had a market existed for the residual interest, and the differences could be material. In addition, if our estimates or assumptions with respect to these assets prove to be incorrect, we may be required to write down some or all of the value of the residual interest, which would adversely affect our results of operations and financial condition.

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

For awards granted, modified, repurchased or cancelled after January 1, 2006, we estimate the fair value of stock-based awards using the Black-Scholes valuation model, which requires the input of subjective assumptions, including expected term and expected price volatility. Changes in these assumptions can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. We expect the changes in our stock price during 2008 will impact our 2009 price volatility assumption resulting in an adverse affect to our financial statements. Further, for awards that contain performance measures and conditions, we make an assessment, based on management’s judgment, of the probability of these conditions being satisfied, which affects the timing and the amount of expense to be recognized. If our judgment as to whether these conditions are probable of occurrence are not appropriate, the financial statements could be materially affected.

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

At December 31, 2008, the Company did not have any unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2008, the Company’s tax returns for the years ended 2007, 2006 and 2005 remain subject to examination by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2008 and 2007, investments in debt securities available-for-sale totaled $3.0 million and $35.5 million, respectively. At December 31, 2008 and 2007, our net unrealized loss on those debt securities totaled $0.9 million and $11.4 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2008. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$(802)
Increase of	100	5,668

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in a decrease of $0.8 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in an increase in our net interest income of $5.7 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $522.1 million.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2009

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$50,279	$76,155
Restricted cash	84,163	115,807
Residual interest in securitization	—	631
Investments in debt securities, available-for-sale	3,025	35,498
Loans held-for-sale	—	112,944
Loans, net	2,328,812	2,201,442
Deferred financing costs, net	21,003	18,399
Interest receivable	10,608	14,120
Property and equipment, net	1,252	1,593
Deferred income taxes, net	31,238	13,355
Income tax receivable	—	4,635
Other assets	41,142	28,186

Total assets	$2,571,522	$2,622,765

Liabilities:
Repurchase agreements	$—	$63
Credit facilities	411,267	677,739
Term debt	1,524,171	1,364,725
Accrued interest payable	9,773	17,537
Accounts payable	1,049	197
Income tax payable	353	—
Other liabilities	43,354	59,814

Total liabilities	1,989,967	2,120,075

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2008 and 2007;
Shares outstanding 48,466,166 in 2008 and 43,355,713 in 2007	486	434
Additional paid-in capital	608,996	551,704
Retained deficit	(24,823)	(47,221)
Common stock held in treasury, at cost $0.01 par value; 167,677 in 2008 and 85,207 in 2007	(1,078)	(763)
Accumulated other comprehensive loss, net	(2,026)	(1,464)

Total stockholders’ equity	581,555	502,690

Total liabilities and stockholders’ equity	$2,571,522	$2,622,765

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$188,770	$204,295	$116,303
Interest expense	86,216	109,703	68,728

Net interest income	102,554	94,592	47,575
Provision for credit losses	38,224	19,510	12,535

Net interest income after provision for credit losses	64,330	75,082	35,040

Non-interest income:
Fee income	4,518	15,797	5,849
Asset management income – related party	6,283	5,304	1,443
Gain on derivatives	2,157	777	909
Gain (loss) on sale of loans and debt securities	282	(4,615)	723
Loss on investments in debt securities	(932)	(20,303)	(846)
Loss on residual interest in securitization	(631)	(30,556)	—
Other income	7,253	5,420	1,606

Total non-interest income	18,930	(28,176)	9,684

Operating expenses:
Compensation and benefits	30,413	45,364	65,079
Occupancy and equipment	3,286	2,718	1,758
General and administrative expenses	11,090	9,412	7,445

Total operating expenses	44,789	57,494	74,282

Income (loss) before income taxes	38,471	(10,588)	(29,558)
Income tax expense (benefit)	16,073	(1,949)	(2,377)

Net income (loss)	$22,398	$(8,639)	$(27,181)

Basic income (loss) per share	$0.46	$(0.23)	$(1.65)
Diluted income (loss) per share	0.46	(0.23)	(1.65)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Loss, net
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Loss on Investments	Net Unrealized Loss Derivatives	Total Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2006	$109	$—	$108,891	$(11,401)	$—	$(641)	$—	$96,958
Net loss	—	—	—	(27,181)	—	—	—	(27,181)
Other comprehensive loss:
Net unrealized securities losses, net of’ tax benefit of $853	—	—	—	—	—	(1,336)	—	(1,336)
Net unrealized derivatives losses, net of tax benefit of $206	—	—	—	—	—	—	(314)	(314)

Total comprehensive loss								(28,831)
Net proceeds from issuance of preferred stock	101	—	100,899	—	—	—	—	101,000
Net proceeds from issuance of common stock	—	138	214,982	—	—	—	—	215,120
Conversion of preferred stock into common stock	(210)	193	17	—	—	—	—	—
Conversion of Class A common stock into common stock	—	16	23	—	—	—	—	39
Issuance of restricted stock	—	16	(16)	—	—	—	—	—
Amortization of restricted common stock awards	—	—	24,883	—	—	—	—	24,883
Amortization of stock option awards	—	—	14,246	—	—	—	—	14,246

Balance at December 31, 2006	—	363	463,925	(38,582)	—	(1,977)	(314)	423,415
Net loss	—	—	—	(8,639)	—	—	—	(8,639)
Other comprehensive income (loss):
Net unrealized securities losses, net of tax benefit of $5,415	—	—	—	—	—	(8,247)	—	(8,247)
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	—	9,600	—	9,600
Net unrealized derivatives losses, net of tax benefit of $322	—	—	—	—	—	—	(526)	(526)

Total comprehensive loss								(7,812)
Net proceeds from issuance of common stock	—	71	72,079	—	—	—	—	72,150
Shares reacquired from employee transactions	—	—	—	—	(763)	—	—	(763)
Amortization of restricted common stock awards	—	—	12,206	—	—	—	—	12,206
Amortization of stock option awards	—	—	3,494	—	—	—	—	3,494

Balance at December 31, 2007	—	434	551,704	(47,221)	(763)	(624)	(840)	502,690
Net income	—	—	—	22,398	—	—	—	22,398
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $601	—	—	—	—	—	(915)	—	(915)
Recognition of net unrealized losses, net of tax benefit of $322	—	—	—	—	—	624	—	624
Net unrealized derivatives gains, net of tax benefit of $194	—	—	—	—	—	—	(271)	(271)

Total comprehensive income								21,836
Net proceeds from issuance of common stock	—	52	48,839	—	—	—	—	48,891
Shares reacquired from employee transactions	—	—	—	—	(315)	—	—	(315)
Amortization of restricted common stock awards	—	—	5,889	—	—	—	—	5,889
Amortization of stock option awards	—	—	2,564	—	—	—	—	2,564

Balance December 31, 2008	$—	$486	$608,996	$(24,823)	$(1,078)	$(915)	$(1,111)	$581,555

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$22,398	$(8,639)	$(27,181)
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	38,224	19,510	12,535
Depreciation and amortization and accretion	(9,014)	(11,294)	(6,276)
Amortization of debt issuance costs	5,026	3,166	5,070
Equity compensation expense	8,453	15,700	39,129
Net loss on investments in debt securities	932	20,303	846
Net loss on residual interest in securitization	631	30,556	—
Net (gain) loss on sale of loans and securities	(282)	4,615	(723)
Gain on repurchase of debt	(6,897)	(1,129)	—
Deposits to securitization trust	—	(37,031)	—
Net change in deferred income taxes	(17,410)	696	(6,578)
Net change in loans held-for-sale	79,036	(50,324)	(41,652)
Net change in interest receivable	3,512	5,729	(13,700)
Net change in other assets	(8,321)	(11,742)	(16,706)
Net change in accrued interest payable	(7,764)	(5,759)	18,536
Net change in accounts payable and other liabilities	(15,099)	26,297	19,870

Net cash provided by (used in) operating activities	93,425	654	(16,830)

Cash flows from investing activities:
Net change in restricted cash	31,644	(75,633)	(27,605)
Net change in loans	(122,619)	(781,915)	(823,305)
Purchase of debt securities available-for-sale	—	(31,685)	(195,927)
Proceeds from repayments of debt securities available-for-sale	1,340	22,346	1,002
Proceeds from sale of debt securities available-for-sale	29,737	157,007	94,543
Proceeds from sale of loans	—	12,704	—
Acquisition of property and equipment	(157)	(1,111)	(284)

Net cash used in investing activities	(60,055)	(698,287)	(951,576)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,891	72,150	215,120
Proceeds from issuance of preferred stock	—	—	101,000
Repayments under repurchase agreements, net	(63)	(34,376)	(25,077)
Borrowings on credit facilities	731,348	1,893,225	1,203,260
Repayment of borrowings on credit facilities	(997,820)	(1,841,396)	(824,150)
Repayment of corporate debt	—	—	(37,500)
Issuance of term debt	—	446,000	456,250
Borrowings on term debt	444,996	312,500	140,500
Repayment of borrowings on term debt	(278,653)	(166,871)	(151,539)
Payment of deferred financing costs	(7,630)	(9,950)	(7,612)
Purchase of treasury stock	(315)	(763)	—

Net cash provided by financing activities	(59,246)	670,519	1,070,252

Net increase (decrease) in cash during the period	(25,876)	(27,114)	101,846
Cash and cash equivalents at beginning of period	76,155	103,269	1,423

Cash and cash equivalents at end of period	$50,279	$76,155	$103,269

Supplemental cash flows information:
Interest paid	$93,980	$115,461	$50,191
Taxes paid	29,948	7,270	36
Decrease in fair value of investments in debt securities	1,516	13,662	2,189
Transfers of loans held-for-sale to loans, net	33,101	—	—

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of December 31, 2008, this portfolio had an outstanding balance of $69.0 million.

The Company did not originate any new commercial real estate loans during the last three quarters of 2008.

On December 8, 2008, the Company applied to the office of the Comptroller of the Currency (“OCC”) to obtain a national bank charter and the Board of Governors of the Federal Reserve System (“Federal Reserve”) for approval to become a Bank Holding Company.

On January 5, 2009, the Company entered into a definitive stock purchase agreement to acquire Southern Commerce Bank, National Association (“Southern Commerce Bank”). The Company subsequently withdrew its prior applications to the OCC and the Federal Reserve and on January 12, 2008 it applied to the Federal Reserve for approval to acquire Southern Commerce Bank and become a Bank Holding Company. Subject to obtaining required regulatory approvals and the fulfillment of customary closing conditions, the Company anticipates the acquisition will close during the second quarter of 2009.

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

Investments in Debt Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. The fair value of debt securities are based on quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, the Company estimates fair value using various valuation tools, including cash flow analyses that utilize financial statements, business plans, as well as qualitative factors.

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

In accordance with SFAS No. 5, Accounting for Contingencies, the Company provides a base allowance for loans that are not impaired. The Company employs a variety of internally developed and third party modeling and estimation tools for measuring credit risk (probability of default, loss given default, exposure at default, seasoning and credit migration), which are used in developing an appropriate allowance for loan losses and allowance for losses on unfunded loan commitments. The allowance for loan losses consists of formula-based components for the Middle Market Corporate and Commercial Real Estate portfolios. Periodically, all credit parameters and adjustments are reviewed and updated or revised if appropriate.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur by the date (or within the time period) originally specified or within an additional two-month period of time thereafter, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income. Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain (loss) on derivatives in the accompanying consolidated statements of operations.

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

Gain on sale of loans

All loans sold to date have been sold without recourse. When loans are sold a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

Income Tax Interest and Penalties

The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2008, the Company did not have any accrued interest or penalties.

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

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of January 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the year ended December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard will not affect on the Company’s results from operations or financial position.

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

Investments in debt securities, available-for-sale

Investments in debt securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of investments in debt securities is based on either broker quotes or by using internally developed financial models. For securities in less liquid markets where there is limited activity and little transparency around broker quotes used to value such securities, the Company classifies securities valued using broker quotes as level 3. If quoted prices are not available, then fair value is estimated by using internally developed financial models. These securities are not actively traded and require a private sale, and the valuation involves application of significant management judgment. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions. Such securities are classified as level 3, as the valuation models are based on significant inputs that are unobservable in the market.

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

Loans held-for-sale

Loans held-for-sale are not recorded at fair value on a recurring basis and are carried at the lower of cost or market value. Fair values for loans held-for-sale are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted prices are available in an active market, loans held-for-sale are classified as level 1. Level 1 loans include instruments where the fair value is based on a contracted selling price. Loans are classified as level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008, by caption in the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Cash and cash equivalents	$50,279	$—	$—	$50,279
Restricted cash	84,163	—	—	84,163
Investments in debt securities, available-for-sale	—	—	3,025	3,025
Warrants	—	—	2,500	2,500
Other assets	—	16,120	—	16,120

Total assets recorded at fair value on a recurring basis	$134,442	$16,120	$5,525	$156,087

Other liabilities	$—	$17,038	$—	$17,038

Nonrecurring Basis:
Loans, net	$—	$17,971	$—	$17,971
Other assets	—	7,353	—	7,353

Total assets recorded at fair value on a nonrecurring basis	$—	$25,324	$—	$25,324

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the year ended December 31, 2008 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the year ended December 31, 2008:

	Residual Interest in Securitization	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2007	$631	$35,498	$4,326
Total gains or losses (realized/unrealized)
Included in earnings	(631)	(932)	(1,705)
Included in other comprehensive income	—	(1,516)	—
Purchases, issuances or settlements	—	(30,025)	(121)

Balance as of September 30, 2008	$—	$3,025	$2,500

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd.). These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

The Company did not have any loans classified as held-for-sale at December 31, 2008. At December 31, 2007, the outstanding balance of loans held-for-sale was as follows:

	December 31,
	2008	2007
	($ in thousands)
Middle Market Corporate	$—	$101,632
Commercial Real Estate	—	13,423

Gross loans held-for-sale	—	115,055
Deferred loan fees, net	—	(2,111)

Total loans held-for-sale	$—	$112,944

During 2008, the Company recognized losses of $0.8 million resulting from a decline in fair value of loans held-for-sale.

During 2008, the Company sold six loans for an aggregate gain of $1.1 million and transferred loans with an aggregate outstanding balance of $33.1 million from loans held-for-sale to loans held-for-investment.

During 2007, we sold three loans for an aggregate gain of $0.1 million.

During 2006, we sold two loans for a combined gain of $0.7 million.

As of December 31, 2008 and 2007, loans consisted of the following:

	December 31,
	2008	2007
	($ in thousands)
Middle Market Corporate	$2,009,812	$1,881,140
Commercial Real Estate	392,497	367,340

Gross loans	2,402,309	2,248,480
Deferred loan fees, net	(20,998)	(13,651)
Allowance for loan losses	(52,499)	(33,387)

Total loans, net	$2,328,812	$2,201,442

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

As of December 31, 2008, the Company had 12 impaired loans with an aggregate outstanding balance of $112.8 million. Six of the impaired loans with an aggregate outstanding balance of $58.7 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). Six of the impaired loans with an aggregate outstanding balance of $60.6 million were also on non-accrual status. For impaired loans on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2008, the Company recorded $30.9 million of specific provisions for impaired loans. At December 31, 2008, the Company had a $15.7 million specific reserve on impaired loans with an aggregate outstanding balance of $112.8 million. At December 31, 2008, additional funding commitments for impaired loans totaled $3.5 million. As of December 31, 2008, the Company had two loans with an aggregate outstanding balance of $16.6 million that were greater than 60 days past due and classified as delinquent by the Company.

As of December 31, 2008, the Company had one $7.4 million asset which was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan. During 2008, the Company recorded a $0.8 million specific reserve related to this loan to reflect its fair value. The outstanding loan balance has been reclassified from “Loans, net” to “Other Assets” in the Company’s balance sheet.

As of December 31, 2007, the Company had three impaired loans with an aggregate outstanding balance of $25.6 million. Two of these impaired loans with an aggregate outstanding balance of $11.5 million were classified as TDR. Two of these impaired loans with an aggregate outstanding balance of $21.9 million were on non-accrual status. During 2007, the Company recorded $9.0 million of specific provisions for impaired loans and at December 31, 2007 had a $4.6 million specific reserve on its impaired loans. At December 31, 2007, the Company did not have any loans classified as delinquent.

The aggregate average balance of impaired loans during 2008 was $116.1 million. The total amount of interest income that would have been recognized during 2008, if impaired and non-accrual loans had performed according to their original terms, was $10.4 million. The amount of cash basis interest income that was recognized for 2008 was $7.7 million.

The aggregate average balance of impaired loans during 2007 was $29.0 million. The total amount of interest income that would have been recognized during 2007, if impaired and non-accrual loans had performed according to their original terms was $5.7 million. The amount of cash basis interest income that was recognized for 2007 was $3.4 million.

At December 31, 2006 the Company had one loan totaling $8.4 million that was more than 31 days past due and classified as delinquent. There were no impaired or non-accrual loans at December 31, 2006.

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Balance, beginning of year	$35,487	$20,570	$8,035
Provision for credit losses—general	7,369	10,518	12,535
Provision for credit losses—specific	30,855	8,992	—
Loans charged off, net of recoveries	(19,734)	(4,593)	—

Balance, end of year	$53,977	$35,487	$20,570

As the Company’s loan portfolio continues to season, and the economy continues to weaken, the Company expects to experience additional delinquencies, losses, specific reserves and charge offs as part of its normal course of business. The Company is closely monitoring the credit quality of its loans and expects loan delinquencies, non-accruals and charge offs to increase due to current economic conditions.

Included in the allowance for credit losses at December 31, 2008 and December 31, 2007 is an allowance for unfunded commitments of $1.5 million and $2.1 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of December 31, 2008 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
	($ in thousands)
Collections on loans pledged to credit facilities	$65,371	$52,831
Principal and interest collections on loans held in trust and prefunding amounts	13,037	59,263
Customer escrow accounts	5,755	3,713

Total	$84,163	$115,807

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2008 and December 31, 2007 was as follows:

	December 31,
	2008	2007
	($ in thousands)
Investments in debt securities—gross	$6,839	$38,787
Unamortized discount	(2,298)	(2,343)

Investments in debt securities—amortized cost	$4,541	$36,444

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2008 and 2007 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2008:
Debt securities	$4,541	$—	$(1,516)	$3,025

	$4,541	$—	$(1,516)	$3,025

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2007:
Debt securities	$36,444	$—	$(946)	$35,498

	$36,444	$—	$(946)	$35,498

During 2008, the Company sold one debt security at a realized loss of $0.1 million.

During 2008, the Company recorded a net other than temporary impairment charge in non-interest income of $0.9 million relating to two debt securities.

During 2007, the Company deemed eleven debt securities in its residential mortgage-backed securities (“RMBS”) portfolio to be other-than-temporarily impaired. Nine of the RMBS securities were sold as part of the securities portfolio sale of 50 debt securities (see Note 7). The Company recorded a $12.8 million impairment loss in non-interest income related to theses sold securities. The Company recorded a $5.9 million impairment loss related to its remaining RMBS portfolio which had a fair value of $0.8 million at December 31, 2007. Additionally, during 2007 the Company recorded a $1.6 million impairment loss related to one of its asset-backed debt securities.

In the fourth quarter of 2006, two debt securities with a combined fair value of $6.2 million were deemed to be other-than-temporarily impaired. During 2006, the Company recorded an impairment charge in non-interest income of $0.6 million related to these debt securities.

During 2006, the Company sold two debt securities at a realized loss of $0.2 million.

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$3,025	$—	$3,025
Amortized cost	4,541	—	4,541

Unrealized loss	$1,516	$—	$1,516

	December 31, 2007
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	1	3
Fair value	$18,372	$21	$18,393
Amortized cost	19,310	29	19,339

Unrealized loss	$938	$8	$946

As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at December 31, 2008 and 2007 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency and the timing and level of losses on the loans and leases within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2008 and 2007 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	December 31,
	2008		2007
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$10,456	$10,456
Due after one year through five years	—	—	19,310	18,372
Due after five years through ten years	4,541	3,025	6,678	6,670

	$4,541	$3,025	$36,444	$35,498

Note 7. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at December 31, 2008 and $0.6 million at December 31, 2007.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of the debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of RMBS securities, $61.3 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations.

During 2008, the Company recorded a $0.6 million loss on the residual interest. The loss was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. During 2007, the Company recorded a $30.6 million loss on the residual interest. The loss was driven by the following factors; (i) the further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows, (ii) the decision by the lender to end the reinvestment period, transitioning the facility to amortize with 100% of the cash flow used to pay down the debt, and (iii) an increase of the discount rate applied to the valuation model.

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At December 31, 2008, the interest rate swap agreements have a combined notional value of $12.4 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2008, 2007 and 2006, the Company recorded hedge ineffectiveness of approximately $78,300, $51,200 and $28,400, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2008 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.7 million. The reclassification is expected to result in additional interest expense.

During 2008, the Company terminated interest rate swaps resulting in a gain of $1.1 million. Additionally, the Company had $0.8 million of unrealized losses related to the terminated swaps which will be amortized over the lives of the hedged items. The deferred loss is classified in accumulated other comprehensive loss, net of tax, as a component of equity with the accretion of the deferred losses recognized into earnings.

Note 9. Fixed Assets

	December 31,
	2008	2007
	($ in thousands)
Leasehold improvements	$2,115	$1,962
Non-depreciable assets	20	20
Furniture and equipment	401	416
Software	243	224

	2,779	2,622
Less: Accumulated depreciation and amortization	(1,527)	(1,029)

	$1,252	$1,593

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.3 million, respectively.

Note 10. Repurchase Agreements

	December 31,
Securities sold under agreements to repurchase	2008	2007
	($ in thousands)
Outstanding at end of period	$—	$63
Maximum outstanding at any month end	61	32,035
Average balance for the year ended	5	12,309
Weighted average rate at end of period	N/A	5.97%

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

Note 11. Borrowings

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

In connection with the $300 million amended Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2008, NewStar was in compliance with all such covenants. On February 16, 2007, the Company entered into an amendment to its credit facility with Wachovia to increase the facility from $300 million to $400 million. On April 18, 2008, the Company entered into an amendment which, among other things, extended the maturity date to April 15, 2011, completed the annual renewal of the liquidity line that supports the transaction to April 17, 2009, and incorporated an accordion feature, which will allow for potential future expansion of this facility up to $750.0 million. On December 30, 2008, the Company entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under the credit facility to $350 million from $400 million, reduced the advance borrowing base from an effective rate of 75% to 70%, and increased the concentration limits of assets in the Buildings and Real Estate Moody’s Industry Classification Group to 33.5% of the outstanding credit facility amount for periods prior to and including April 17, 2009 (an increase of 13.5%) and to 20% of the outstanding credit facility amount for periods after April 17, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.44% at December 31, 2008. As of December 31, 2008, the outstanding balance under this credit facility was $212.8 million. On October 3, 2008, Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

In connection with the $50.0 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75.0 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 29, 2008, the Company entered into an amendment to this credit facility that extended the maturity date to May 22, 2009. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2008, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 5.71% at December 31, 2008. As of December 31, 2008, the outstanding balance was $8.5 million.

In connection with the $300 million credit facility agreement with Citigroup Global Markets Realty Corp., the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. In addition, the Company issued a demand note to the facility for up to $30 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2008, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. On March 29, 2007, the Company entered into an amendment to its credit facility agreement with Citigroup Global Markets Realty Corp. to increase the facility from $300 million to $400 million. On November 7, 2007, the Company entered into an amendment to this facility which, among other things, extended the maturity date to November 2010 and reduced the amount outstanding under the facility. On November 19, 2008, we entered into a credit facility agreement with Citicorp North America, Inc. which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature in November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million. Interest on this facility accrues at a variable rate per annum, which was 2.86% at December 31, 2008. As of December 31, 2008, the outstanding balance was $180.2 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. This credit facility matures on June 22, 2009. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2008, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.16% at December 31, 2008. As of December 31, 2008, the outstanding balance was $9.9 million.

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

Term debt facility

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 3.55% at December 31, 2008. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. On January 15, 2009 the Company entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. As of December 31, 2008, the outstanding balance was $219.0 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At December 31, 2008, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended.

Term Debt and Corporate Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. The $331.7 million of outstanding notes are collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $374.1 million at December 31, 2008. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2008, the Company repurchased $10.8 million of the 2005 CLO Trust’s Class E notes.

	Notes originally issued	Outstanding balance December 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,982	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	79,626	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,748	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,370	Libor + 0.85%	July 25, 2018	A/A2/A
Class D	24,375	24,372	Libor + 1.50%	July 25, 2018	BBB/Baa2/BBB-
Class E	24,375	13,573	Libor + 4.75%	July 25, 2018	BB/Ba2/B

	$343,352	$331,671

(1)	The ratings are unaudited and were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above.

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, amounting to 100% of the 2006 Trust’s trust certificates. The $443.0 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $492.5 million at December 31, 2008. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During 2008, the Company repurchased $3.3 million and $2.5 million of the 2006 CLO Trust’s Class D and Class E notes, respectively.

	Notes originally issued	Outstanding balance December 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	32,500	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/A2/A
Class D	25,000	21,750	Libor +1.35%	March 30, 2022	BBB/Baa2/BBB
Class E	13,750	11,250	Libor +1.75%	March 30, 2022	BBB-Baa3/BBB-

	$456,250	$443,000

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009.

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, amounting to 100% of the 2007-1 CLO Trust’s trust certificates. The $530.5 million of outstanding notes are collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $584.5 million at December 31, 2008. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013.

	Notes originally issued	Outstanding balance December 31, 2008	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	84,500	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/A2/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Baa1/BBB+

	$546,000	$530,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009

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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2008 were as follows:

	Credit facilities	Term debt (1)	Total
	($ in thousands)
2008	$—	$—	$—
2009	18,367	—	18,367
2010	—	—	—
2011	392,900	—	392,900
2012	—	219,000	219,000
Thereafter	—	1,305,171	1,305,171

Total	$411,267	$1,524,171	$1,935,438

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 12. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 were as follows:

($ in thousands)
2009	$1,714
2010	1,294
2011	1,041
2012	650
2013	82
Thereafter	—

Rent expense was $2.6 million, $1.7 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Note 13. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2008 and 2007, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2008		December 31, 2007
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	48,466	145,000	43,356

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

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2008, all of the shares remained undesignated.

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

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock have a purchase price equal to the pricing of the Company’s initial public offering. On May 14, 2008, the Company issued 30,000 shares of restricted stock to certain members of its Board of Directors. The shares of restricted stock had a fair value of $6.40 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock have a graded vesting schedule over a service period of up to five years. Restricted stock activity for 2008 and 2007 was as follows:

	Shares	Weighted average grant- date fair value
		($ in thousands)
Non-vested as of January 1, 2007	2,180,067	$37,061
Granted	14,000	197
Vested	(623,606)	(10,601)
Forfeited	(177,785)	(4,142)

Non-vested as of December 31, 2007	1,392,676	22,515
Granted	31,400	200
Vested	(537,900)	(9,144)
Forfeited	(172,866)	2,920

Non-vested as of December 31, 2008	713,310	$16,491

The Company’s compensation expense related to its restricted stock was $5.9 million, $12.2 million and $24.9 million for 2008, 2007 and 2006, respectively. The unrecognized compensation cost of $7.4 million at December 31, 2008 is expected to be recognized over approximately the next three years.

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

Stock option activity for 2008 and 2007 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2007	3,276,642	$17.00	10
Granted	137,000	14.63	10
Exercised	—	—	—
Forfeited	(107,044)	17.00	10

Outstanding as of December 31, 2007	3,306,598	16.90	9
Granted	1,341,000	7.28	6
Exercised	—	—	—
Forfeited	(379,127)	13.10	7

Outstanding as of December 31, 2008	4,268,471	14.23	6

Vested or expected to vest as of December 31, 2008	2,411,840	16.91	8

Exercisable as of December 31, 2008	2,411,840	16.91	8

(1)	Intrinsic value equals the current market value less the exercise price.

For the years ended December 31, 2008 and 2007, the weighted average grant date fair value of options granted was $2.18 and $5.72, respectively. As of December 31, 2008, the total unrecognized compensation cost related to nonvested options granted was $2.4 million. This cost is expected to be recognized over a weighted average period of five years. During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $2.6 million, $3.5 million and $14.2 million, respectively related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the years ended December 31, 2008 and 2007 were as follows:

	The year ended December 31,
	2008	2007
Expected volatility 1	30.00%	30.00%
Expected dividends 2	—	—
Risk-free interest rate 3	2.85	4.54
Expected life 4	4.50	6.25

1.	The expected volatility is based on a study of the Company’s peers.

2.	We do not expect to pay any dividends during the life of these stock options.

3.	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.

4.	The expected life is determined using the simplified method.

Note 14. Income (Loss) Per Share

The calculation of income (loss) per share is presented as if the following took place June 18, 2004 (inception):

•	the conversion of the Series A Convertible Preferred Stock to common stock,

•	the conversion of the Series A Convertible Preferred Stock Warrants to common stock warrants, and

•	the effect of a 1 for 2.4808 reverse stock split that occurred in connection with the initial public offering.

Accordingly, the income (loss) per share is calculated to include 16,480,836 shares of common stock in 2006, as if issued and outstanding for the period to reflect the above conversions.

The computations of basic and diluted income (loss) per share for the periods ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Numerator:
Net income (loss)	$22,398	$(8,639)	$(27,181)
Denominator:
Denominator for basic income (loss) per common share	48,340	36,901	16,481

Denominator:
Denominator for diluted income (loss) per common share	48,340	36,901	16,481
Potentially dilutive securities—options	—	—	—
Potentially dilutive securities—warrants	—	—	—

Total weighted average diluted shares	48,340	36,901	16,481

Weighted average stock options of 4,157,047, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2008, respectively, due to the fact that the results would be anti-dilutive.

Weighted average stock options of 3,320,935 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2007 due to the fact that the results would be anti-dilutive.

Weighted average stock options of 3,280,216 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2006 due to the fact that the results would be anti-dilutive.

Note 15. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$50,279	$50,279	$76,155	$76,155
Restricted cash	84,163	84,163	115,807	115,807
Loans held-for-sale	—	—	112,944	112,944
Loans, net	2,328,812	2,155,557	2,201,442	2,183,454
Investments in debt securities available-for-sale	3,025	3,025	35,498	35,498
Residual interest in securitization	—	—	631	631
Derivative instruments	16,120	16,120	7,831	7,831
Financial liabilities:
Repurchase agreements	$—	$—	$63	$63
Credit facilities	411,267	411,267	677,739	677,739
Term debt	1,524,171	1,176,198	1,364,725	1,314,019
Derivatives instruments	17,038	17,038	8,885	8,885

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts approximate fair value because of the short maturity of these instruments.

Loans held-for-sale: The fair values are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions.

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

Note 16. Financial Instruments with Off-Balance Sheet Risk

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

Unused lines of credit are agreements to lend to a customer, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower, the borrower’s compliance with financial covenants and management’s discretion, among other evaluations.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2008	2007
	($ in thousands)
Unused lines of credit	$339,230	$454,837
Standby letters of credit	32,358	20,382
Interest rate mitigation products (notional)	545,415	555,554

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at December 31, 2008 and $0.6 million at December 31, 2007 (See Note 7 for additional information).

Note 17. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2008	2007	2006
	($ in thousands)
Current tax expense (benefit):
Federal	$24,841	$(2,322)	$2,557
State	8,632	(323)	1,645

Total current	33,473	(2,645)	4,202

Deferred tax expense (benefit):
Federal	(12,254)	(1,309)	(4,573)
State	(5,146)	2,005	(2,006)

Total deferred	(17,400)	696	(6,579)

Income tax expense (benefit)	$16,073	$(1,949)	$(2,377)

The Company’s effective tax rate for 2008 reflects the impact of timing differences related to the recognition of losses on the residual interest in securitization, the impact of nondeductible compensation expenses incurred in connection with the initial public offering and the impact of a related discrete item.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate drops from the current rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. Therefore, the company recorded additional income tax expense of approximately $0.4 million in the third quarter to adjust the company’s net deferred tax assets down to the future realizable tax rates.

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

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2008 and 2007, components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$21,381	$13,682
Capitalized startup costs	111	325
Other	519	218
Securities fair value adjustments	730	527
Equity compensation	10,662	9,202
Impairment	237	—
Mark-to-market loans	1,109	—
Accrued bonus	2,220	1,019
Tax credits—AMT	—	277
Net operating losses	—	10,978

Gross deferred tax asset	36,969	36,228

Deferred tax liability:
Prepaid expenses	944	663
Mark-to-market loans	—	3,276
Off balance sheet mark-to-market	186	17,138
Deferred loan costs	1,560	1,796
Other	3,041	—

Gross deferred tax liability	5,731	22,873

Net deferred tax asset	$31,238	$13,355

The effective tax rate differed from the statutory federal corporate rate as follows:

	December 31,
	2008	2007	2006
	($ in thousands)
Federal statutory rate	$13,465	$(3,600)	$(10,047)
State income taxes, net of federal tax benefit	2,266	1,110	(238)
Equity compensation	1,568	1,501	7,878
Tax exempt interest	—	(849)	—
Statutory rate change	(390)	—	—
Other	(836)	(111)	30

	$16,073	$(1,949)	$(2,377)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2008, 2007 and 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At December 31, 2008 and 2007, the Company did not have any accrued interest or penalties.

At December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2008, the Company’s tax returns for the years ended 2007, 2006 and 2005 remain subject to examination by the Internal Revenue Service and state tax authorities.

Note 18. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $0.9 million and $0.6 million, respectively.

Note 19. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the years ended December 31, 2008, 2007 and 2006, the Fund’s asset management fees were $6.3 million, $5.3 million and $1.4 million, respectively.

During 2006, the Company made a loan based on market terms to a company controlled by a relative of one of its officers. At December 31, 2008, the loan balance outstanding and amount of committed funds were $11.5 million and $10.2 million, respectively.

Among the investors in the private placement transaction that closed in two separate tranches on November 29, 2007 and January 18, 2008, Union Square Partners, L.P., Corsair III Financial Services Capital Partners, L.P. and Corsair III Financial Services Offshore 892 Partners, L.P. are entities affiliated with members of our board of directors and, therefore, the private placement and related transactions were approved by an independent committee of our Board of Directors. Bradley E. Cooper, one of our directors, is an officer and co-owner of the ultimate entity delegated investment authority for Union Square Partners, L.P. (which has subsequently changed its name to Capital Z Partners II, L.P.), which purchased 4,000,000 of the shares of our common stock issued in the private placement and was granted nomination and management rights by the Company in separate side letter agreements entered into in connection with the private placement. Mr. Cooper is also an officer and co-owner of the ultimate entity delegated investment authority for the Capital Z entities that collectively maintained beneficial ownership of 5,709,972 shares of our common stock prior to the private placement. T. Kimball Brooker, Jr., one of our directors, was an officer of the entity delegated investment authority for the Corsair II Capital portfolio. Richard E. Thornburgh, another of our directors, is an officer of Corsair Capital LLC. At the time of the private placement, Mr. Brooker and Mr. Thornburgh were affiliated with Corsair III Financial Services Capital Partners, L.P. and Corsair III Financial Services Offshore 892 Partners, L.P., entities which purchased an aggregate of 4,000,000 of the shares of our common stock issued in the private placement.

Note 20. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2008 and 2007 is shown in the following table.

	For the three months ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	($ in thousands)
Summary Results of Operations Data:
Interest income	$45,845	$44,903	$46,034	$51,988	$55,606	$52,626	$50,575	$45,488
Interest expense	21,445	19,864	19,583	25,324	30,826	28,071	27,269	23,537

Net interest income	24,400	25,039	26,451	26,664	24,780	24,555	23,306	21,951
Provision for credit losses	17,930	11,960	3,723	4,611	8,155	6,553	2,490	2,312

Net interest income after provision for credit losses	6,470	13,079	22,728	22,053	16,625	18,002	20,816	19,639
Total non-interest income 1	8,645	5,536	1,593	3,156	3,957	(21,848)	432	(10,717)
Total operating expenses	7,944	8,456	13,490	14,899	14,671	14,259	15,601	12,963

Income (loss) before income taxes	7,171	10,159	10,831	10,310	5,911	(18,105)	5,647	(4,041)
Income tax expense (benefit)	4,417	2,580	4,908	4,168	4,677	(7,260)	2,229	(1,595)

Net income (loss)	$2,754	$7,579	$5,923	$6,142	$1,234	$(10,845)	$3,418	$(2,446)

Net income (loss) per share :
Basic	$0.06	$0.16	$0.12	$0.13	$0.03	$(0.30)	$0.09	$(0.07)
Diluted	0.06	0.16	0.12	0.13	0.03	(0.30)	0.09	(0.07)

1	Non-interest income for the three months ended September 30, 2007 includes a loss on residual interest in securitization of $28.1 million resulting from a decline in fair value of the residual interest. Non-interest income for the three months ended March 31, 2007 includes losses on investments in debt securities of $14.9 million resulting from other than temporary impairments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 55 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

As noted in Item 4 of this Annual Report, on January 28, 2008 our stockholders approved an Amendment and Restatement of our 2006 Incentive Plan. The amendment and restatement altered our existing equity plan by adding 4,553,030 shares of our Common Stock to the reserve of shares available for issuance under the plan and by making certain revisions to the existing plan so that the Amended and Restated plan would be compliant with Section 162(m) of the Internal Revenue Code. A full description of the reasons for the amendment and restatement of the 2006 Incentive Plan was included in the definitive proxy statement for the special meeting of shareholders in which the amendment and restatement of the plan was approved, which was filed on Schedule 14Awith the SEC on December 29, 2008. For the complete terms of the Amended and Restated 2006 Incentive Plan, please see the full text of the plan, which is filed with this Annual Report as Exhibit 10(f).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009 (the “2009 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Board of Directors – Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	54	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	52	Chief Investment Officer and Director
John K. Bray	52	Chief Financial Officer
David R. Dobies	43	Head—Middle Market
Robert T. Clemmens	56	Chief Credit Officer

Timothy J. Conway, 54, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 52, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 52, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

David R. Dobies, 43, has served as a Managing Director and Head of our Middle Market Corporate group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media, Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Robert T. Clemmens, 56, has served as a Managing Director of the Company since our inception in 2004 and serves as Chief Credit Officer of our Middle Market Corporate group. He is a member of the firm’s Management and Underwriting Committees. Mr. Clemmens has over 33 years of banking experience in Canada, the United Kingdom and the United States, focused on credit and risk management. From October 2002 to February 2004, Mr. Clemmens was at Tacitus Capital Management, a hedge fund, where he most recently served as Executive Vice President concentrating on fixed income research. He spent the majority of his career with Barclays Bank Plc (and its subsidiaries), where he held various positions of increasing leadership and executive management responsibility. Most recently, he served as Managing Director and Head of Risk for the Americas with primary responsibility for group-wide credit and market risk across the Americas. He was a member of the U.S. Executive Management Committee, Chairman of the Credit Committee and a voting member of the Group Credit Committee. He also served as a member of the Credit Risk Committee of the Counterparty Risk Management Policy Group formed by a consortium of financial institutions following the collapse of Long-Term Capital Management and, as a member of the Risk Management Committee of the Bond Market Association. Mr. Clemmens received his Bachelor of Commerce degree from Laurentian University and his masters in business administration from the Schulich School of Business at York University.

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

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2009 Proxy Statement captioned “Board of Directors – Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2009 Proxy Statement captioned “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2009 Proxy Statement captioned “Board of Directors” and “Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2009 Proxy Statement captioned “Information about our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 54 of this report.

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

NEWSTAR FINANCIAL, INC.

Date:	March 10, 2009	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2009

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ CHARLES N. BRALVER Charles N. Bralver	Director	March 10, 2009

/s/ T. KIMBALL BROOKER, JR. T. Kimball Brooker, Jr.	Director	March 10, 2009

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 10, 2009

/s/ BRIAN L.P. FALLON Brian L.P. Fallon	Director	March 10, 2009

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 10, 2009

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 10, 2009

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 10, 2009

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 10, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2	Stock Purchase and Sale Agreement, dated January 5, 2009, by and among NewStar Financial, Inc. (the “Company”), Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 8, 2009 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Form of Warrant to Purchase Preferred Stock.	Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as Issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(3)	Sublease between Massachusetts Financial Services Company, as Tenant, and the Company, as Sub-tenant, dated February 1, 2007.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed May 10, 2007 and incorporated herein by reference.

10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(i)	Amendment No. 7 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Previously filed as Exhibit 10(b)(1)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(j)	Amendment No. 8 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Previously filed as Exhibit 10(b)(1)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(l)	Amendment No. 10 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Previously filed as Exhibit 10(b)(1)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(m)	Second Amended and Restated Sale and Servicing Agreement, dated as of April 18, 2008, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(1)(n)	Amendment No. 1 to the Second Amended and Restated Sale and Servicing Agreement, dated as of December 30, 2008.	Filed herewith.

10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(b)(3)(a)	Restated and Amended Management Agreement dated as of November 29, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as the SPE, and the Company, as Manager.	Previously filed as Exhibit 10(b)(3)(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(4)(a)	Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as Originator and Servicer, MMP-5 Funding, LLC, as Lender, IXIS Financial Products Inc., as Administrative Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.10.1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(b)	Amendment No. 1 to Secured Loan and Servicing Agreement, dated as of November 30, 2005.	Previously filed as Exhibit 10(b)(4)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007, and incorporated herein by reference.

10(b)(4)(c)	Amendment No. 2 to Secured Loan and Servicing Agreement, dated as of March 14, 2006.	Previously filed as Exhibit 10.10.1.3 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(d)	Amendment No. 3 to Secured Loan and Servicing Agreement, dated as of August 24, 2006.	Previously filed as Exhibit 10.10.1.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(e)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the Borrower, the Company, as the Originator and the Servicer, MMP-5 Funding, LLC as the Lender, NATIXIS Financial Products, Inc., as the Administrative Agent and U.S. Bank National Association, as the Trustee.	Previously filed as Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(4)(f)	Amendment No. 6, dated as of January 24, 2008, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the Borrower, the Company, as the Originator and the Servicer, MMP-5 Funding, LLC as the Lender, NATIXIS Financial Products, Inc., as the Administrative Agent and U.S. Bank National Association, as the Trustee.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(4)(g)	Amendment No. 7 and Waiver to Secured Loan and Servicing Agreement, dated as of May 29, 2008.	Previously filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Investor, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company, as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer.	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment to the Note Purchase Agreement, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(d)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Previously filed as Exhibit 10(b)(7)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(7)(i)	Note Purchase Agreement, dated as of November 19, 2008, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, Citicorp North America, Inc., as Note Purchaser Agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto.	Filed herewith.

10(b)(7)(j)	Amended and Restated Sale and Servicing Agreement, dated as of November 19, 2008, among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc., as Backup Servicer.	Filed herewith.

10(b)(8)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(8)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(9)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(10)(a)	Loan and Servicing Agreement dated as of November 7, 2007 by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and Servicer, Deutsche Bank AG, New York Branch, as the Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Previously filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(10)(b)	First Amendment to the Loan and Servicing Agreement, dated as of May 6, 2008.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(10)(c)	Omnibus Amendment to the Loan and Servicing Agreement, dated as of January 15, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 22, 2009 and incorporated herein by reference.

10(c)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(d)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)	Employment Agreement, dated December 8, 2006, between the Company and Timothy J. Conway. *	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(e)(2)	Employment Agreement, dated December 8, 2006, between the Company and Peter A. Schmidt-Fellner. *	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(e)(3)	Employment Agreement, dated December 8, 2006, between the Company and John K. Bray. *	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(e)(4)	Employment Agreement, dated December 8, 2006, between the Company and David R. Dobies. *	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2006 and incorporated herein by reference.

10(e)(5)	Employment Agreement, dated December 8, 2006, between the Company and Robert T. Clemmens. *	Filed herewith.

10(e)(6)	Letter Agreement, dated April 9, 2008, between the Company and Timothy C. Shoyer. *	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 11, 2008 and incorporated herein by reference.

10(f)	Amended and Restated 2006 Incentive Plan.	Filed herewith.

10(g)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(h)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(i)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway. *	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner. *	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies. *	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(k)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(l)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.