Form 10-Q
period 2009-03-31
NewStar Financial, Inc.
filed 2009-05-08
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of May 5, 2009, 49,154,717 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about our:

•	anticipated financial condition;

•	expected results of operation;

•	growth and market opportunities;

•	future development of our products and markets;

•	application to become a bank holding company;

•	proposed acquisition of Southern Commerce Bank, National Association and our strategic plans with respect to the acquisition;

•	ability to compete; and

•	stock price.

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	the existence of delinquencies or non-accruals in our loans that would force us to take charge-offs exceeding our allowance for credit losses;

•	impairments to our debt products that could adversely impact our net income and assets and harm our results of operations;

•	risks and uncertainties relating to the financial markets generally, including the recent disruptions in the global financial markets;

•	our ability to obtain external financing;

•	risks and uncertainties related to our potential acquisition of Southern Commerce Bank;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses and achieve profitability; and

•	the competitive nature of the commercial lending industry and our ability to effectively compete.

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	Unaudited
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$57,581	$50,279
Restricted cash	108,889	84,163
Investments in debt securities, available-for-sale	2,676	3,025
Loans, net	2,234,467	2,328,812
Deferred financing costs, net	19,611	21,003
Interest receivable	8,640	10,608
Property and equipment, net	1,112	1,252
Deferred income taxes, net	29,794	31,238
Income tax receivable	6,268	—
Other assets	37,730	41,142

Total assets	$2,506,768	$2,571,522

Liabilities:
Credit facilities	$378,870	$411,267
Term debt	1,503,616	1,524,171
Accrued interest payable	3,544	9,773
Accounts payable	417	1,049
Income tax payable	—	353
Other liabilities	42,227	43,354

Total liabilities	1,928,674	1,989,967

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2009 and 2008; Shares outstanding 49,160,708 in 2009 and 48,466,166 in 2008	492	486
Additional paid-in capital	610,388	608,996
Retained deficit	(29,773)	(24,823)
Common stock held in treasury, at cost $0.01 par value; 169,346 in 2009 and 167,677 in 2008	(1,083)	(1,078)
Accumulated other comprehensive loss, net	(1,930)	(2,026)

Total stockholders’ equity	578,094	581,555

Total liabilities and stockholders’ equity	$2,506,768	$2,571,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2009	2008
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$35,925	$51,988
Interest expense	13,765	25,324

Net interest income	22,160	26,664
Provision for credit losses	25,307	4,611

Net interest income (loss) after provision for credit losses	(3,147)	22,053

Non-interest income:
Fee income	493	1,532
Asset management income – related party	787	1,651
Gain on derivatives	144	56
Gain (loss) on sale of loans and debt securities	—	(786)
Loss on investments in debt securities	—	(258)
Loss on residual interest in securitization	—	(323)
Other income	4,898	1,284

Total non-interest income	6,322	3,156

Operating expenses:
Compensation and benefits	5,627	11,500
Occupancy and equipment	780	835
General and administrative expenses	3,501	2,564

Total operating expenses	9,908	14,899

Income (loss) before income taxes	(6,733)	10,310
Income tax expense (benefit)	(1,783)	4,168

Net income (loss)	$(4,950)	$6,142

Basic income (loss) per share	$(0.10)	$0.13
Diluted income (loss) per share	(0.10)	0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Gain (Loss) on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2009	$486	$608,996	$(24,823)	$(1,078)	$(915)	$(1,111)	$581,555
Net income	—	—	(4,950)	—	—	—	(4,950)
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $198	—	—	—	—	(85)	—	(85)
Net unrealized derivatives gains, net of tax benefit of $14	—	—	—	—	—	181	181

Total comprehensive income							(4,854)
Issuance of restricted stock	6	(6)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(5)	—	—	(5)
Amortization of restricted common stock awards	—	914	—	—	—	—	914
Amortization of stock option awards	—	484	—	—	—	—	484

Balance at March 31, 2009	$492	$610,388	$(29,773)	$(1,083)	$(1,000)	$(930)	$578,094

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Gain (Loss) on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2008	$434	$551,704	$(47,221)	$(763)	$(624)	$(840)	$502,690
Net income	—	—	6,142	—	—	—	6,142
Other comprehensive loss:
Net unrealized securities gains, net of tax expense of $322	—	—	—	—	624	—	624
Net unrealized derivatives losses, net of tax benefit of $316	—	—	—	—	—	(426)	(426)

Total comprehensive income							6,340
Net proceeds from issuance of common stock	52	49,164	—	—	—	—	49,216
Shares reacquired from employee transactions	—	—	—	(18)	—	—	(18)
Amortization of restricted common stock awards	—	1,662	—	—	—	—	1,662
Amortization of stock option awards	—	476	—	—	—	—	476

Balance at March 31, 2008	$486	$603,006	$(41,079)	$(781)	$—	$(1,266)	$560,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,950)	$6,142
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	25,307	4,611
Depreciation and amortization and accretion	(2,661)	(2,269)
Amortization of debt issuance costs	1,616	979
Equity compensation expense	1,398	2,138
Net loss on investments in debt securities	—	258
Net loss on residual interest in securitization	—	323
Net loss on sale of loans and securities	—	786
Gain on repurchase of debt	(3,480)	(1,200)
Net change in deferred income taxes	1,657	298
Net change in loans held-for-sale	—	40,173
Net change in interest receivable	1,968	905
Net change in other assets	(2,855)	(9,210)
Net change in accrued interest payable	(6,229)	(6,537)
Net change in accounts payable and other liabilities	(2,243)	(17,452)

Net cash provided by operating activities	9,528	19,945

Cash flows from investing activities:
Net change in restricted cash	(24,727)	48,352
Net change in loans	72,089	(65,355)
Proceeds from repayments of debt securities available-for-sale	88	1,195
Proceeds from sale of debt securities available-for-sale	—	4,190
Acquisition of property and equipment	25	2

Net cash provided by (used in) investing activities	47,475	(11,616)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	49,216
Repayments under repurchase agreements, net	—	(63)
Borrowings on credit facilities	1,697	218,500
Repayment of borrowings on credit facilities	(34,094)	(342,439)
Borrowings on term debt	—	209,500
Repayment of borrowings on term debt	(17,075)	(53,300)
Payment of deferred financing costs	(224)	(660)
Purchase of treasury stock	(5)	(18)

Net cash provided by (used in) financing activities	(49,701)	80,736

Net increase in cash during the period	7,302	89,065
Cash and cash equivalents at beginning of period	50,279	76,155

Cash and cash equivalents at end of period	$57,581	$165,220

Supplemental cash flows information:
Interest paid	$19,994	$31,861
Taxes paid	3,181	20
Decrease (increase) in fair value of investments in debt securities	283	(946)
Transfers of loans held-for-sale to loans, net	—	7,485

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of March 31, 2009, this portfolio had an outstanding balance of $61.4 million.

The Company did not originate any new commercial real estate loans during the first quarter of 2009.

On January 5, 2009, the Company entered into a definitive stock purchase agreement to acquire Southern Commerce Bank, National Association (“Southern Commerce Bank”). On January 12, 2009, the Company applied to the Federal Reserve for approval to acquire Southern Commerce Bank and become a Bank Holding Company. On March 12, 2009, the Company entered into an amendment to the definitive stock purchase agreement which set a fixed purchase price of either $17.0 million or $15.5 million dependent on the seller’s tax election to treat the transaction as an asset acquisition and extended the stock purchase agreement to May 1, 2009 from March 31, 2009. On April 29, 2009, the Company entered into a second amendment to the definitive stock purchase agreement which extended the stock purchase agreement to June 1, 2009 from May 1, 2009. The closing of the acquisition remains subject to the Company obtaining required regulatory approvals and the fulfillment of customary closing conditions. The Company is currently in discussions with federal bank regulators seeking the requisite approvals, the timing of which are currently uncertain. The Company can make no assurances that it will be able to obtain the necessary approvals or the timing of any regulatory approvals that may be obtained.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) valuation of investments, (iii) valuation of residual interest, (iv) determination of other than temporary and temporary impairments and (v) recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) established principles and requirements for financial reporting concerning business combinations. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). Implementation of the standard resulted in the Company recognizing $0.7 million in the quarter ended March 31, 2009 of costs incurred in connection with the potential acquisition of Southern Commerce Bank.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard did not affect the Company’s results from operations or financial position.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. FSP EITF 03-6-1 was effective for the Company on January 1, 2009 and implementation did not have a material effect on the Company’s results from operation or financial position.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 requires changes to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of transaction costs, certain contingent assets and liabilities, and other balances in a business combination. FSP 141(R)-1 was effective for the Company on January 1, 2009 and implementation did not have a material effect on the Company’s results from operation or financial position.

Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company does not expect the implementation of FSP 157-4 to materially affect its results from operations or financial position.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company will apply the disclosure provisions as appropriate in future filings.

In April 2009, the FASB released FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company does not expect the implementation of the FSP to materially affect its results from operations or financial position.

Note 3. Fair Value

SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009, by caption in the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$2,676	$2,676
Warrants	—	—	1	1
Derivatives (assets)	—	13,840	—	13,840

Total assets recorded at fair value on a recurring basis	$—	$13,840	$2,677	$16,517

Derivatives (liabilities)	$—	$14,700	$—	$14,700

Nonrecurring Basis:
Loans, net	$—	$23,252	$—	$23,252
Other real estate owned	—	6,500	—	6,500

Total assets recorded at fair value on a nonrecurring basis	$—	$29,752	$—	$29,752

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the three months ended March 31, 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the three months ended March 31, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	(283)	—
Purchases, issuances or settlements	(66)	(1,999)

Balance as of March 31, 2009	$2,676	$1

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd.). These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

The Company did not have any loans classified as held-for-sale at March 31, 2009 and December 31, 2008.

During the three months ended March 31, 2008, the Company recognized $0.7 million in losses resulting from a decline in fair value of loans held-for-sale.

The Company did not sell any loans during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company sold five loans for an aggregate gain of $0.03 million.

As of March 31, 2009 and December 31, 2008, loans consisted of the following:

	March 31, 2009	December 31, 2008
	($ in thousands)
Middle Market Corporate	$1,919,283	$2,009,812
Commercial Real Estate	397,647	392,497

Gross loans	2,316,930	2,402,309
Deferred loan fees, net	(19,225)	(20,998)
Allowance for loan losses	(63,238)	(52,499)

Total loans, net	$2,234,467	$2,328,812

The Company grants commercial loans and real estate loans to customers throughout the United States. Although the Company has a diversified loan portfolio, certain events have occurred, including, but not limited to, adverse economic conditions and adverse events affecting specific clients, industries or markets, that may adversely affect the ability of borrowers to make timely scheduled principal and interest payments on their loans.

As of March 31, 2009, the Company had 19 impaired loans with an aggregate outstanding balance of $172.0 million. Six of the impaired loans with an aggregate outstanding balance of $61.8 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings
(“SFAS 15”). Ten of the impaired loans with an aggregate outstanding balance of $88.9 million were also on non-accrual status. For impaired loans on non-accrual status, the Company reverses the accrued interest previously recognized as interest income subsequent to the last cash receipt. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2009, the Company recorded $26.7 million of specific provisions for impaired loans. At March 31, 2009, the Company had $28.2 million of specific reserves on impaired loans with an aggregate outstanding balance of $143.1 million. At March 31, 2009, additional funding commitments for impaired loans totaled $15.0 million. The Company’s obligation to fulfill the additional funding commitments is contingent on the borrower’s financial performance or the Company’s discretion. As of March 31, 2009, seven impaired loans and one additional loan with an aggregate outstanding balance of $61.3 million were greater than 60 days past due and classified as delinquent by the Company. Included in the $26.7 million specific reserve for impaired loans was $11.8 million related to delinquent loans.

As of December 31, 2008, the Company had 12 impaired loans with an aggregate outstanding balance of $112.8 million. Six of the impaired loans with an aggregate outstanding balance of $58.7 million have been restructured and classified as TDR. Six of the impaired loans with an aggregate outstanding balance of $60.6 million were also on non-accrual status. During 2008, the Company recorded $30.9 million of specific provisions for impaired loans. At December 31, 2008, the Company had a $15.7 million specific reserve on impaired loans with an aggregate outstanding balance of $112.8 million. At December 31, 2008, additional funding commitments for impaired loans totaled $3.5 million. As of December 31, 2008, the Company had two loans with an aggregate outstanding balance of $16.6 million that were greater than 60 days past due and classified as delinquent by the Company.

The aggregate average balance of impaired loans during the three months ended March 31, 2009 was $182.4 million. The total amount of interest income that would have been recognized during the three months ended March 31, 2009, if impaired and non-accrual loans had performed according to their original terms was $3.4 million. The amount of cash basis interest income that was recognized for the three months ended March 31, 2009 was $1.4 million.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Balance, beginning of year	$53,977	$35,487
Provision for credit losses - general	(1,409)	1,083
Provision for credit losses - specific	26,716	3,528
Loans charged off, net of recoveries	(14,271)	(3,335)

Balance, end of period	$65,013	$36,763

During the three months ended March 31, 2009 the Company recorded a total provision for credit losses of $25.3 million. Although the total allowance for credit losses increased, there was a decrease in the general allowance for credit losses as the Company shifted loans into the specific allowance for credit losses due to impairments. The Company increased its allowance for credit losses 56 basis points to 2.81% of gross loans at March 31, 2009 from 2.25% at December 31, 2008.

The Company is closely monitoring the credit quality of its loans and expects loan delinquencies, non-accruals and charge offs to increase due to current economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at March 31, 2009 and 2008 is an allowance for unfunded commitments of $1.8 million for each period, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses is added to the allowance and recoveries on loans previously charged off are netted against loans charged off.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of March 31, 2009 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates its allowance for credit losses methodology. If the Company determines that a change in its allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given the unprecedented market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

As of March 31, 2009, the Company had one $6.5 million asset which was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan. During the three months ended March 31, 2009, the Company recorded a $1.3 million loss related to this asset to reflect its fair value.

Note 5. Restricted Cash

Restricted cash as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)
Collections on loans pledged to credit facilities	$22,143	$65,371
Principal and interest collections on loans held in trust and prefunding amounts	79,188	13,037
Customer escrow accounts	7,558	5,755

Total	$108,889	$84,163

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)
Investments in debt securities - gross	$6,773	$6,839
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,475	$4,541

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2009 and December 31, 2008 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2009:
Debt securities	$4,475	$—	$(1,799)	$2,676

	$4,475	$—	$(1,799)	$2,676

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2008:
Debt securities	$4,541	$—	$(1,516)	$3,025

	$4,541	$—	$(1,516)	$3,025

The Company did not sell any debt securities during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company sold one debt security at a realized loss of $0.1 million.

The Company did not record any net other than temporary impairment charges during the three months ended March 31, 2009. During the first quarter 2008, the Company recorded a net other than temporary impairment charge in non-interest income of $0.3 million relating to two debt securities.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$2,676	$—	$2,676
Amortized cost	4,475	—	4,475

Unrealized loss	$1,799	$—	$1,799

	December 31, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$3,025	$—	$3,025
Amortized cost	4,541	—	4,541

Unrealized loss	$1,516	$—	$1,516

As a result of the Company’s comprehensive evaluation of each of these securities, management concluded that the unrealized losses at March 31, 2009 and December 31, 2008 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of cash flows and the timing and level of losses on the loans and leases within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be other than temporary.

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2009 and December 31, 2008 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,475	2,676	4,541	3,025

Total	$4,475	$2,676	$4,541	$3,025

Note 7. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at March 31, 2009 and December 31, 2008.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions – credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of the debtor to pay when due or in relation to achievement of any minimum return. The sale was completed through a newly-formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. The sale was comprised of $113.9 million of Residential Mortgage-backed securities (“RMBS”), $61.3 million of other debt products and $12.7 million of loans. The change in the fair value of the residual interest was recorded in the consolidated statement of operations. During the three months ended March 31, 2008, the Company recorded a $0.3 million loss on the residual interest. The loss was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows.

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At March 31, 2009, the interest rate swap agreements have a combined notional value of $12.3 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2009 and 2008, the Company recorded hedge ineffectiveness of approximately $2,419 and $8,786, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at March 31, 2009 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.7 million. The reclassification is expected to result in additional interest expense.

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

During the year ended December 31, 2008, the Company terminated interest rate swaps resulting in a gain of $1.1 million. Additionally, the Company had $0.8 million of unrealized losses related to the terminated swaps which will be amortized over the lives of the hedged items. The deferred loss is classified in accumulated other comprehensive loss, net of tax, as a component of equity with the accretion of the deferred losses recognized into earnings.

The fair values of the Company’s derivative instruments outstanding as of March 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$—	Other liabilities	$886
Derivative instruments not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$13,840	Other liabilities	$13,813

The gains and losses on the Company’s derivative instruments during the three months ended March 31, 2009 were as follows:

($ in thousands)	Amount of Gain (Loss) Recognized in	Location of Gain (Loss) Reclassified from Accumulated OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	OCI (Effective Portion)	into Income (Effective Portion)	into Income (Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Interest rate contracts	$(39)	Gain (loss) on derivatives	$(205)	Gain (loss) on derivatives	$(2)

Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(3)	Gain (loss) on derivatives

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk was $14.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $5.5 million at March 31, 2009.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its term debt facility with Deutsche Bank AG, New York Branch, then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of March 31, 2009, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at March 31, 2009, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $8.6 million in the aggregate.

Note 9. Repurchase Agreements

Securities sold under agreements to repurchase	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	($ in thousands)
Outstanding at end of period	$—	$—
Maximum outstanding at any month end	—	61
Average balance for the period	—	5
Weighted average rate at end of period	N/A	N/A

In the past, the Company entered into sales of securities under agreements to repurchase with clients and brokers. These agreements were treated as collateralized financings, and the obligations to repurchase securities sold were reflected as a liability in the Company’s consolidated balance sheet. The securities underlying the agreements remained under the Company’s control. The Company no longer utilizes repurchase agreements.

Note 10. Borrowings

Credit Facilities

As of March 31, 2009 the Company had four credit facilities: (i) a $350 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), (ii) a $300 million credit facility with Citicorp North America, Inc. (“Citicorp”), (iii) a $75 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) a $15 million credit facility with Union Bank of California, N.A. Our $350 million credit facility with Wachovia was subject to an annual renewal in April 2009, and our $300 million credit facility with Citicorp is subject to an annual renewal in November 2009. On April 17, 2009, we extended the maturity date of our annual renewal with Wachovia to June 1, 2009 and reduced the commitment amount under the facility to $200 million. If either of our lenders decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that facility would terminate.

In connection with the $350 million Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At March 31, 2009, NewStar was in compliance with all such covenants. On April 17, 2009, the Company entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. The Company’s ability to use principal collections to acquire collateral remained unchanged. Interest on this facility accrues at a variable rate per annum, which was 2.50% at March 31, 2009. As of March 31, 2009, the outstanding balance under this credit facility was $185.5 million. The credit facility is scheduled to mature on April 15, 2011. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

In connection with the $50 million NATIXIS credit facility entered into in August 2005, which was subsequently increased to $75 million in March 2006, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 29, 2008, the Company entered into an amendment to this credit facility that extended the maturity date to May 22, 2009. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At March 31, 2009, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.64% at March 31, 2009. As of March 31, 2009, the outstanding balance was $0.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with a $300 million credit facility agreement with Citigroup Global Markets Realty Corp.. On November 19, 2008, we entered into a credit facility agreement with Citicorp North America, Inc. which replaced our existing credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At March 31, 2009, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.33% at March 31, 2009. As of March 31, 2009, the outstanding balance was $186.2 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. This credit facility matures on June 22, 2009. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At March 31, 2009, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.06% at March 31, 2009. As of March 31, 2009, the outstanding balance was $7.3 million.

Term debt facility

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.97% at March 31, 2009. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. On January 15, 2009, the Company entered into a further amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. As of March 31, 2009, the outstanding balance was $203.6 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At March 31, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement is scheduled to begin to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At March 31, 2009, the $330.5 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $362.1 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrade, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment.

	Notes originally issued	Outstanding balance March 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$155,439	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	79,349	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	A/Ba1/A
Class D	24,375	24,287	Libor + 1.50%	July 25, 2018	BBB/B1/BBB-
Class E	24,375	13,525	Libor + 4.75%	July 25, 2018	BB/Caa2/B

	$343,352	$330,516

(1)	The ratings are unaudited and were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At March 31, 2009, the $439.0 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $482.8 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2009, the Company repurchased $4.0 million of the 2006 CLO Trust’s Class D notes.

	Notes originally issued	Outstanding balance March 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$320,000	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	32,500	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/Ba1/A
Class D	25,000	17,750	Libor +1.35%	March 30, 2022	BBB/B1/BBB
Class E	13,750	11,250	Libor +1.75%	March 30, 2022	BBB-/B2/BBB-

	$456,250	$439,000

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2009, the $530.5 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $584.5 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment.

	Notes originally issued	Outstanding balance March 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	84,500	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/Ba1/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Ba3/BBB+

	$546,000	$530,500

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above (source: Bloomberg Finance L.P.).

Note 11. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2009 and December 31, 2008, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2009		December 31, 2008
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,161	145,000	48,466

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2009, all of the shares remained undesignated.

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

Restricted Stock

In connection with the Company’s initial public offering, 1,631,160 shares of restricted stock were issued to certain employees of the Company. The shares of restricted stock had a value equal to the pricing of the Company’s initial public offering. On May 14, 2008, the Company issued 30,000 shares of restricted stock to certain members of its Board of Directors. The shares of restricted stock had a fair value of $6.40 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock have a graded vesting schedule over a service period of up to five years.

On February 20, 2009, the Company issued 704,571 shares of restricted stock to certain employees of the Company. The shares of restricted stock had a fair value of $1.64 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock vest in two equal installments on each of the first and second anniversary of the date of grant.

Restricted stock activity for the three months ended March 31, 2009 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2008	713,310	$16,491
Granted	708,321	1,166
Vested	—	—
Forfeited	(13,778)	(190)

Non-vested as of March 31, 2009	1,407,853	$17,467

The Company recognized $0.9 million and $1.7 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2009 and 2008. The unrecognized compensation cost of $7.3 million at March 31, 2009 is expected to be recognized over the next three years.

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

On December 13, 2006, in connection with the Company’s initial public offering, stock options exercisable for an aggregate 3,287,365 shares of common stock were issued to certain employees of the Company. Stock options exercisable for an aggregate of 2,613,615 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and were 60% vested at the IPO with the remaining 40% to vest ratably over a four-year service period. The remaining options for 673,750 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and vest ratably over a four-year service period.

On March 18, 2009 the Company completed an option exchange modification program with its senior management, including the Company’s principal executive officer, principal financial officer and named executive officers whereby in exchange for a grant of stock options priced at fair market value on March 18, 2009, each executive agreed to surrender to the Company for cancellation the option award granted to him on December 13, 2006 and to abide by the terms of an enhanced Lock-Up Agreement. The lock-up agreement states 50% of the net proceeds from any exercise or partial exercise of the option received as part of the March 2009 option exchange modification program is held by the Company until the one-year anniversary of the time when the executive ceases to be employed by the Company. During that time, such portion of proceeds is subject to forfeiture if the senior executive violates the restrictive covenants in his employment agreement with the Company. The option exchange modification program resulted in the forfeiture of 1,985,262 options to the Company in exchange for 2,725,000 new stock option grants. The options granted vest in three equal installments on each of the first three anniversaries of the Grant Date and have a seven-year life.

Stock option activity for the three months ended March 31, 2009 was as follows:

Options
Outstanding as of January 1, 2009	4,268,471
Granted	3,848,750
Exercised	—
Forfeited	(2,454,434)

Outstanding as of March 31, 2009	5,662,787

Vested as of March 31, 2009	3,197,285

Exercisable as of March 31, 2009	3,197,285

For the three months ended March 31, 2009, the weighted average grant date fair value of options granted was $1.45. As of March 31, 2009, the total unrecognized compensation cost related to nonvested options granted was $6.7 million. This cost is expected to be recognized over a weighted average period of three years. During the three months ended March 31, 2009 and 2008, the Company recognized compensation expense of $0.5 million for each period related to its stock options.

Note 12. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Numerator:
Net income (loss)	$(4,950)	$6,142
Denominator:
Denominator for basic income (loss) per common share	48,779	47,788

Denominator:
Denominator for diluted income (loss) per common share	48,779	47,788
Potentially dilutive securities - options	—	—
Potentially dilutive securities - warrants	—	—

Total weighted average diluted shares	48,779	47,788

Weighted average stock options totaling 4,909,701 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 due to the fact that the results would be anti-dilutive.

Weighted average stock options totaling 3,902,880 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 due to the fact that the results would be anti-dilutive.

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

Unused lines of credit are commitments to lend to a customer, if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, the Company cannot know with certainty the aggregate amounts it will be required to fund under those unused lines of credit. The aggregate amount of these unfunded commitments currently, and in the future will likely continue to, exceed our available funds.

At March 31, 2009 the Company had unused lines of credit of $316.9 million. Unfunded commitments related to delayed draw term loans were $71.7 million and unfunded commitments related to revolving credit facilities were $210.6 million. The Company had an additional $34.6 million of unfunded commitments that it would not be required to fund due to covenant restrictions. Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions. Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. During the three months ended March 31, 2009, revolver usage averaged approximately 40%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

The unfunded revolving commitments of $210.6 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets enumerated borrowing base, covenant or other restrictions. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2009, the Company had $124.4 million of unfunded unrestricted revolving commitments.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)
Unused lines of credit	$316,917	$339,230
Standby letters of credit	32,011	32,358
Interest rate mitigation products (notional)	486,621	545,415

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at March 31, 2009 and at December 31, 2008 (See Note 7 for additional information).

Note 14. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.6 million, respectively.

Note 15. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2009 and 2008, the Fund’s asset management fees were $0.8 million and $1.7 million, respectively.

During 2006, the Company made a loan based on market terms to a company controlled by a relative of one of its officers. At March 31, 2009, the loan balance outstanding and amount of committed funds were $10.2 million and $11.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of March 31, 2009, this portfolio had an outstanding balance of $61.4 million.

Market Conditions

The United States economy is currently in a recession. The effect of the economic downturn has led to a lack of confidence and severe dislocation in the capital and credit markets. As a result, amendments and renewals of our existing credit facilities obtained in 2009 have been at lower committed amounts, higher interest rates and provide lower advance rates than similar transactions completed in prior periods. While we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage, we believe that we will also benefit from these market conditions by re-pricing our existing loans when possible, and originating new loans when possible at significantly higher yields and in many cases on more favorable terms.

The sharp decline in the economy continues to contribute to a decline in overall credit quality. The difficult economic conditions have had a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals, and charge offs to increase as the economy continues to weaken.

As a result of the current market and funding conditions, opportunities in the commercial real estate market have slowed and the quality of our commercial real estate loans underlying collateral has declined. Should we foreclose on any of our commercial real estate loans, our recovery rates would be negatively impacted. Moreover, refinancing current real estate loans has been and will continue to be difficult. We have not originated any new commercial real estate loans since the first quarter of 2008.

Recent Developments

Bank-Related

On January 5, 2009, we entered into a definitive stock purchase agreement to acquire Southern Commerce Bank. The closing of the acquisition remains subject to us obtaining required regulatory approvals, including approval to become a Bank Holding Company, and the fulfillment of customary closing conditions. Federal bank regulators have responded to the Company’s application for approval as a bank holding company and related submissions, and the Company at this time is preparing supplemental filings. The Company believes these supplemental filings will adequately address the issues raised by federal bank regulators, but the likelihood and timing of approvals remain uncertain. Also uncertain are the conditions to the approval that may be imposed by federal bank regulators, including those relating to NewStar and bank capitalization and whether those conditions may be satisfied on terms acceptable to the Company.

On January 12, 2009, we applied to the Federal Reserve for approval to become a Bank Holding Company and to acquire Southern Commerce Bank.

On March 12, 2009, the Company entered into an amendment to the definitive stock purchase agreement which set a fixed purchase price of either $17.0 million or $15.5 million dependent on the seller’s tax election to treat the transaction as an asset acquisition and extended the stock purchase agreement to May 1, 2009 from March 31, 2009.

On April 29, 2009, the Company entered into a second amendment to the definitive stock purchase agreement which extended the stock purchase agreement to June 1, 2009 from May 1, 2009.

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

Liquidity

On April 17, 2009, we entered into an amendment to the credit facility with Wachovia Capital Markets, LLC (“Wachovia”) which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance borrowing base from an effective rate of 70% to 65%, extended the termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. The ability to use principal collections to acquire collateral remained unchanged.

On January 15, 2009 we entered into an amendment to the $400 million term debt facility with Deutsche Bank AG, New York Branch (“Deutsche”) which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce our advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment.

Credit

As of March 31, 2009, we had 19 loans with an aggregate outstanding balance of $172.0 million classified as impaired. Ten of these impaired loans with an outstanding balance of $88.9 million were on non-accrual status as of March 31, 2009. During the three months ended March 31, 2009, we recorded $26.7 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NewStar’s basic and diluted loss per share for the three months ended March 31, 2009 was $0.10 on a net loss of $5.0 million compared to net income of $0.13 per share, or $6.1 million for the three months ended March 31, 2008. Our managed loan portfolio was $2.9 billion at March 31, 2009. During the three months ended March 31, 2009, loans owned by the NCOF decreased $3.8 million to $557.5 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 6.05% for the three months ended March 31, 2009 and 8.44% for the three months ended March 31, 2008. The decrease from 2008 to 2009 in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.58% for the three months ended March 31, 2009 and 4.19% for the three months ended March 31, 2008. The primary factors impacting net interest margin were changes in prevailing interest rates, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 34.79% for the three months ended March 31, 2009 and 49.96% for the three months ended March 31, 2008. The improvement in our efficiency ratio during 2009 as compared to 2008 was primarily due to a decline in operating expenses during 2009.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 2.81% at March 31, 2009 and 1.58% as of March 31, 2008. The allowance for credit losses at March 31, 2009 included specific reserves of $28.2 million and general reserves of $35.1 million. The allowance for credit losses at March 31, 2008 included a specific reserve of $4.8 million and a general reserve of $32.0 million. The increase in our specific reserve is primarily due to the weakening of the economy. During 2008, we made minor modifications to our general reserve analysis to simplify and more closely align it with our internal credit ratings, which incorporate our ratings migration and loan default experience. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given the unprecedented market conditions, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 2.65% as of March 31, 2009. Given prevailing economic and market conditions, we expect the delinquency loan rate to increase as the economy continues to weaken.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans that are 60 days or more past due, divided by outstanding gross loans, was 0.09% as of March 31, 2009. Given prevailing economic and market conditions, we expect the delinquency accruing loan rate to increase as the economy continues to weaken.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 3.84% as of March 31, 2009 and 0.42% as of March 31, 2008. As of March 31, 2009 and 2008 the aggregate outstanding value of non-accrual loans was $88.9 million and $9.8 million, respectively. Given prevailing economic and market conditions, we expect the non-accrual rate to increase as the economy continues to weaken.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as annualized charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three months ended March 31, 2009, the net charge off rate was 2.50% and for the three months ended March 31, 2008, it was 0.58%. We expect the net charge off rate to increase as the economy continues to weaken.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three months ended March 31, 2009 as we had a net loss. Return on average assets was 0.94% for the three months ended March 31, 2008.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three months ended March 31, 2009 as we had a net loss. Return on average equity was 4.53% for the three months ended March 31, 2008.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Net interest income:
Interest income	$35,925	$51,988
Interest expense	13,765	25,324

Net interest income	22,160	26,664
Provision for credit losses	25,307	4,611

Net interest income after provision for credit losses	(3,147)	22,053
Non-interest income:
Fee income	493	1,532
Asset management income	787	1,651
Gain on derivatives	144	56
Gain (loss) on sale of loans and debt securities	—	(786)
Loss on investments in debt securities	—	(258)
Loss on residual interest in securitization	—	(323)
Other income	4,898	1,284

Total non-interest income	6,322	3,156
Operating expenses:
Compensation and benefits	5,627	11,500
Occupancy and equipment	780	835
General and administrative expenses	3,501	2,564

Total operating expenses	9,908	14,899

Income (loss) before income taxes	(6,733)	10,310
Income tax expense (benefit)	(1,783)	4,168

Net income (loss)	$4,950	$6,142

Comparison of the Three Months Ended March 31, 2009 and 2008

Interest income. Interest income decreased $16.1 million, to $35.9 million for the three months ended March 31, 2009 from $52.0 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.80% from 8.15%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status. Average three-month LIBOR decreased from 3.22% for the three months ended March 31, 2008 to 1.24% for the three months ended March 31, 2009.

Interest expense. Interest expense decreased $11.5 million, to $13.8 million for the three months ended March 31, 2009 from $25.3 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 2.91% from 5.11% was primarily attributable to a decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 3.58% for the three months ended March 31, 2009 from 4.19% for the three months ended March 31, 2008. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2009 new loan originations and re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.88% from 3.05% as many of our customers moved into one-month LIBOR contracts whereas our borrowings are set to three-month LIBOR. The decline and our customer shift to one-month LIBOR contracts negatively impacted the net interest margin, which was partially offset by LIBOR floor provisions included in our customer contracts, resulting in a net loss of 47 basis points to the net interest margin. The net interest margin was further impacted by non-accrual loans which contributed an additional 14 basis point loss, offset by interest spreads increasing 24 basis points.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,513,341	$35,925	5.80%	$2,562,405	$51,988	8.16%
Total interest bearing liabilities	1,916,508	13,765	2.91	1,993,106	25,324	5.11

Net interest spread		$22,160	2.88%		$26,664	3.05%

Net interest margin			3.58%			4.19%

Provision for credit losses. The provision for credit losses increased to $25.3 million for the three months ended March 31, 2009 from $4.6 million for the three months ended March 31, 2008. The increase in the provision was primarily due to $26.7 million of specific provisions recorded during the three months ended March 31, 2009 for impaired loans.

Non-interest income. Non-interest income increased $3.2 million, to $6.3 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008. The increase is primarily due to a $3.3 million gain recognized in connection with the repurchase of debt during the three months ended March 31, 2009, a $3.3 million gain on sale of an equity instrument, partially offset by a $1.0 million decrease in fee income, $0.9 million decrease in asset management income, $1.3 million decline in fair value of other real estate owned and $0.5 million loss in fair value of our equity positions.

Operating expenses. Operating expenses decreased $5.0 million, to $9.9 million for the three months ended March 31, 2009 from $14.9 million for the three months ended March 31, 2008. Employee compensation and benefits decreased $5.9 million primarily due to a decrease in incentive compensation, a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount. General and administrative expenses increased $0.9 million due primarily to $0.7 million of costs incurred with the potential acquisition of Southern Commerce Bank and occupancy and equipment expenses decreased $0.1 million.

Income taxes. For the three months ended March 31, 2009 and the three months ended March 31, 2008, we provided for income taxes based on an effective tax rate of 26.5% and 40.4%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete tax item. During the three months ended March 31, 2009, options issued to two former members of our management team expired and reduced our income tax benefit for the quarter by $1.5 million. As of March 31, 2009 and December 31, 2008, we had net deferred tax assets of $29.8 million and $31.2 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon carryback availability, the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our operations, projected lending activities and other short-term liquidity needs. We may need to raise additional debt or equity capital based on various factors, including if our loan portfolio grows faster than anticipated, the value of non-accrual loans increases faster than expected, we are unable to fund certain loans with credit facilities, or if our cash flow from operations is lower than expected. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio. To fund our loan portfolio and continuing operations, we anticipate that we will need to incur additional indebtedness or raise equity capital. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

The planned acquisition of Southern Commerce Bank will require cash payments to the seller in the amount of the purchase price and an additional investment consistent to meet regulatory capital requirements. We believe our existing sources of liquidity will be sufficient to provide the required capital. We estimate the purchase price of Southern Commerce Bank will be between $15.5 million and $17 million, subject to certain conditions. We anticipate that the proposed acquisition of Southern Commerce Bank will improve our access to liquidity and provide a stable source of funding through the bank’s retail deposit franchise. With this potential new source of liquidity we believe that we may be able to reduce our reliance on warehouse credit facilities provided by other banks, which are currently our primary source of capital. Our ability to transfer any existing loan commitments from NewStar to the bank at closing or in the future will be subject to approval by federal bank regulators and we do not know if such approval will be granted on terms acceptable to us or at all.

We continue to experience higher costs of borrowing and pressure to reduce leverage. Given current market conditions, we believe that completing a traditional term debt securitization is unlikely. Moreover, we expect credit facility renewals and amendments to existing credit facilities in 2009 to be more expensive at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2008 resulted in the use of cash to repay advances.

Cash and Cash Equivalents

As of March 31, 2009 and December 31, 2008, we had $57.6 million and $50.3 million, respectively, in cash and cash equivalents. Cash received from our November 2007 private placement represented a large portion of our cash balance at March 31, 2009. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $108.9 million and $84.2 million of restricted cash as of March 31, 2009 and December 31, 2008, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2009.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2009, we had 19 impaired loans with an aggregate outstanding balance of $172.0 million. Six of the impaired loans with an aggregate outstanding balance of $61.8 million have been restructured and classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Ten of the impaired loans with an aggregate outstanding balance of $88.9 million were on non-accrual status. Seven of the impaired loans and one additional loan with an aggregate outstanding balance of $61.3 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2009, we recorded $26.7 million of specific provisions for impaired loans. As our loan portfolio continues to season, we expect to experience additional delinquencies, losses, specific reserves, troubled debt restructurings and charge offs as part of our normal course of business. Included in the $26.7 million specific reserve for impaired loans was $11.8 million related to delinquent loans. Moreover, the weakening economy has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals and charge offs to increase as the economy continues to weaken.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in our loan portfolio. Our allowance for loan losses as of March 31, 2009 and December 31, 2008 was $63.2 million and $52.5 million, or 2.73% and 2.19% of loans, gross, respectively. As of March 31, 2009, we also had a $1.8 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.81% of outstanding loans.

Activity in the allowance for loan losses for the three months ended March 31, 2009 and for the year ended December 31, 2008 was as follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	($ in thousands)
Balance as of beginning of period	$52,498	$33,387
Provision for loan losses	(1,705)	7,990
Specific provision for loan losses	26,716	30,855
Net charge offs	(14,271)	(19,734)

Balance as of end of period	63,238	52,498
Allowance for losses on unfunded loan commitments	1,775	1,479

Allowance for credit losses	$65,013	$53,977

During the three months ended March 31, 2009 we recorded a total provision for credit losses of $25.3 million. Although the total allowance for loan losses increased, there was a decrease in the general allowance for loan losses as the Company shifted loans into the specific allowance for loan losses due to impairments. The Company increased its allowance for credit losses 56 basis points to 2.81% of gross loans at March 31, 2009 from 2.25% at December 31, 2008.

Borrowings and Liquidity

As of March 31, 2009 and December 31, 2008, we had outstanding borrowings totaling $1.9 billion at each period end. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of March 31, 2009, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$740,000	$378,870	$361,130	2009–2011
Term debt (1)	1,595,602	1,503,616	91,986	2012–2022

Total	$2,335,602	$1,882,486	$453,116

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at March 31, 2009, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of March 31, 2009 the Company had four credit facilities: (i) a $350.0 million credit facility with Wachovia, (ii) a $300.0 million credit facility with Citicorp, (iii) a $75.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) a $15.0 million credit facility with Union Bank of California, N.A. Our $350.0 million credit facility with Wachovia was subject to an annual renewal in April 2009, and our $300.0 million credit facility with Citicorp is subject to an annual renewal in November 2009. On April 17, 2009, we extended the maturity date of our annual renewal with Wachovia to June 1, 2009 and reduced the commitment amount under the facility to $200.0 million. If either of our lenders decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that facility would terminate.

The Company has a $350.0 million credit facility agreement with Wachovia that had an outstanding balance of $185.5 million as of March 31, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.50% at March 31, 2009. This facility is scheduled to mature on April 15, 2011. On April 17, 2009, we entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. Our ability to use principal collections to acquire collateral remained unchanged. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

The Company has a $75.0 million credit facility agreement with NATIXIS that had an outstanding balance of $0 as of March 31, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.64% at March 31, 2009. This facility is scheduled to mature on May 22, 2009.

The Company has a $300.0 million credit facility agreement with Citicorp that had an outstanding balance of $186.2 million as of March 31, 2009. Interest on this facility accrues at a variable rate per annum, which was 3.33% at March 31, 2009. On November 19, 2008, we entered into a credit facility agreement with Citicorp, which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million.

On July 29, 2008, the Company entered into a $15.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $7.3 million as of March 31, 2009. This credit facility matures on June 22, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.06% at March 31, 2009.

Term debt facility

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank, A.G. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, we entered into an amendment to this term debt financing agreement which increased the facility to $400 million. On January 15, 2009 we entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.97% at March 31, 2009. As of March 31, 2009, the outstanding balance was $203.6 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. As of March 31, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement is scheduled to begin to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $362.1 million at March 31, 2009. Outstanding drawn notes at March 31, 2009 were $330.5 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period that ended in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrade, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all funds are exhausted for each payment.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$155,439	0.28%	AAA/Aaa/AAA
Class A-2	80,477	79,349	0.30	AAA/Aaa/AAA
Class B	18,750	18,683	0.50	AA/Aa2/AA
Class C	39,375	39,233	0.85	A/Ba1/A
Class D	24,375	24,287	1.50	BBB/B1/BBB-
Class E	24,375	13,525	4.75	BB/Caa2/B

Total notes	343,352	330,516
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$362,054

(1)	The ratings were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $482.8 million at March 31, 2009. Outstanding drawn notes at March 31, 2009 were $439.0 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the three months ended March 31, 2009, we repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$320,000	0.27%	AAA/Aaa/AAA
Class A-2	40,000	32,500	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/Ba1/A
Class D	25,000	17,750	1.35	BBB/B1/BBB
Class E	13,750	11,250	1.75	BBB-/B2/BBB-

Total notes	456,250	439,000
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$482,750

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $584.5 million at March 31, 2009. Outstanding drawn notes at March 31, 2009 were $530.5 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$336,500	0.24%	AAA/Aaa/AAA
Class A-2	100,000	84,500	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/Ba1/A
Class D	27,000	27,000	2.30	BBB/Ba3/BBB+

Total notes	546,000	530,500
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$584,500

(1)	These ratings were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above (source: Bloomberg Finance L.P.).

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

Unfunded commitments are commitments to lend to a borrower, if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under those unused lines of credit. The aggregate amount of these unfunded commitments currently, and in the future will likely continue to, exceed our available funds.

At March 31, 2009, we had $316.9 million of unfunded commitments. Unfunded commitments related to delayed draw term loans were $71.7 million and unfunded commitments related to revolving credit facilities were $210.6 million. The Company had an additional $34.6 million of unfunded commitments that it would not be required to fund due to covenant restrictions. Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions. Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. During the three months ended March 31, 2009, revolver usage averaged approximately 40%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

The unfunded revolving commitments of $210.6 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets enumerated borrowing base, covenant or other restriction. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2009, the Company had $124.4 million of unfunded unrestricted revolving commitments.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2009 we had $32.0 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2009, the notional value of the interest rate mitigation products was $486.6 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at March 31, 2009. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2008 was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 2 to the consolidated financial statements included in the Company’s 2008 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2008 Annual Report.

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

As of March 31, 2009 and December 31, 2008, investments in debt securities available-for-sale totaled $2.7 million and $3.0 million, respectively. At March 31, 2009 and December 31, 2008, our net unrealized loss on those debt securities totaled $1.8 million and $0.9 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2009. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$674
Increase of	100	(630)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $0.7 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $0.6 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $632 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

In December 2008, we solicited proxies for two special meetings of stockholders, which were both subsequently held on January 28, 2009. The following represents the results of the voting on the proposals submitted to our stockholders at the meetings:

Proposal to approve the amendment and restatement of the Company’s 2006 Incentive Plan:

Total Vote “For”	Total Vote “Against”	Total Vote “Abstaining”	Total Broker Non-Votes
37,492,619	6,097,578	54,601	—

Proposal to grant the Board of Directors the discretionary authority to effect a reverse stock split:

Total Vote “For”	Total Vote “Against”	Total Vote “Abstaining”	Total Broker Non-Votes
35,049,135	4,598,075	42,850	—

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

2(a)	Stock Purchase and Sale Agreement, dated as of January 5, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 8, 2009 (File No. 001-33211) and incorporated herein by reference.

2(b)	First Amendment to Stock Purchase and Sale Agreement, dated as of March 12, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2009 (File No. 001-33211) and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Omnibus Amendment, dated as of January 15, 2009, by and among NewStar DB Term Funding LLC, the Company, Tahoe Funding Corp., Deutsche Bank AG, New York Branch, U.S. Bank National Association and Lyon Financial Services, Inc.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2009 (File No. 001-33211) and incorporated herein by reference.

10(b)*	Lock Up Agreement, dated March 18, 2009, by and among the Company and the management stockholders named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*	Indicates management contracts and compensatory arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 7, 2009	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

2(a)	Stock Purchase and Sale Agreement, dated as of January 5, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 8, 2009 (File No. 001-33211) and incorporated herein by reference.

2(b)	First Amendment to Stock Purchase and Sale Agreement, dated as of March 12, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2009 (File No. 001-33211) and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) and incorporated herein by reference.

10(a)	Omnibus Amendment, dated as of January 15, 2009, by and among NewStar DB Term Funding LLC, the Company, Tahoe Funding Corp., Deutsche Bank AG, New York Branch, U.S. Bank National Association and Lyon Financial Services, Inc.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2009 (File No. 001-33211) and incorporated herein by reference.

10(b)*	Lock Up Agreement, dated March 18, 2009, by and among the Company and the management stockholders named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*	Indicates management contracts and compensatory arrangements