Form 10-Q
period 2009-06-30
NewStar Financial, Inc.
filed 2009-08-05
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 49,173,618 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about our:

•	anticipated financial condition;

•	expected results of operation;

•	ability to meet draw requests under commitments to borrowers under certain conditions;

•	growth and market opportunities;

•	future development of our products and markets;

•	application to become a bank holding company;

•	proposed acquisition of Southern Commerce Bank, National Association and our strategic plans with respect to the acquisition;

•	ability to compete; and

•	stock price.

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•

acceleration of deterioration in credit quality that could result in levels of delinquent or non-accrual loans that would force us to realize credit losses exceeding our allowance for credit losses and deplete our cash position;

•	risks and uncertainties relating to the financial markets generally, including the recent disruptions in the global financial markets;

•	our ability to obtain external financing;

•

risks and uncertainties related to our potential acquisition of Southern Commerce Bank, including our ability to obtain required regulatory approvals, or that the terms of any regulatory approvals that may be obtained will be acceptable to the Company;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses, achieve profitability, and realize our deferred tax asset; and

•	the competitive nature of the commercial lending industry and our ability to effectively compete.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$46,280	$50,279
Restricted cash	113,243	84,163
Investments in debt securities, available-for-sale	2,972	3,025
Loans held-for-sale	7,132	—
Loans, net	2,135,647	2,328,812
Deferred financing costs, net	19,057	21,003
Interest receivable	8,685	10,608
Property and equipment, net	1,080	1,252
Deferred income taxes, net	48,587	31,238
Other assets	22,150	41,142

Total assets	$2,404,833	$2,571,522

Liabilities:
Credit facilities	$322,248	$411,267
Term debt	1,478,620	1,524,171
Accrued interest payable	4,283	9,773
Accounts payable	481	1,049
Income tax payable	1,647	353
Other liabilities	32,780	43,354

Total liabilities	1,840,059	1,989,967

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2009 and 2008;
Shares outstanding 49,173,618 in 2009 and 48,466,166 in 2008	492	486
Additional paid-in capital	612,601	608,996
Retained deficit	(45,416)	(24,823)
Common stock held in treasury, at cost $0.01 par value; 171,370 in 2009 and 167,677 in 2008	(1,087)	(1,078)
Accumulated other comprehensive loss, net	(1,816)	(2,026)

Total stockholders’ equity	564,774	581,555

Total liabilities and stockholders’ equity	$2,404,833	$2,571,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$35,026	$46,034	$70,951	$98,022
Interest expense	11,412	19,583	25,177	44,907

Net interest income	23,614	26,451	45,774	53,115
Provision for credit losses	36,177	3,723	61,484	8,334

Net interest income (loss) after provision for credit losses	(12,563)	22,728	(15,710)	44,781

Non-interest income:
Fee income	361	1,395	854	2,927
Asset management income – related party	673	1,476	1,460	3,127
Gain (loss) on derivatives	222	(11)	366	45
Gain (loss) on sale of loans and debt securities	—	47	—	(739)
Loss on investments in debt securities	—	(667)	—	(925)
Loss on residual interest in securitization	—	(308)	—	(631)
Other income (expense)	(1,504)	(339)	3,394	945

Total non-interest income (loss)	(248)	1,593	6,074	4,749

Operating expenses:
Compensation and benefits	6,686	9,580	12,313	21,080
Occupancy and equipment	781	938	1,561	1,773
General and administrative expenses	4,573	2,972	8,074	5,536

Total operating expenses	12,040	13,490	21,948	28,389

Income (loss) before income taxes	(24,851)	10,831	(31,584)	21,141
Income tax expense (benefit)	(9,208)	4,908	(10,991)	9,076

Net income (loss)	$(15,643)	$5,923	$(20,593)	$12,065

Basic income (loss) per share	$(0.32)	$0.12	$(0.42)	$0.25
Diluted income (loss) per share	(0.32)	0.12	(0.42)	0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net		Total Stockholders’ Equity
					Net Unrealized Gain (Loss) on Investments	Net Unrealized Loss on Derivatives
	($ in thousands)
Balance at January 1, 2009	$486	$608,996	$(24,823)	$(1,078)	$(915)	$(1,111)	$581,555
Net loss	—	—	(20,593)	—	—	—	(20,593)
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $22	—	—	—	—	27	—	27
Net unrealized derivatives gains, net of tax expense of $264	—	—	—	—	—	183	183

Total comprehensive income							(20,383)
Issuance of restricted stock	6	(6)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(9)	—	—	(9)
Amortization of restricted common stock awards	—	2,063	—	—	—	—	2,063
Amortization of stock option awards	—	1,548	—	—	—	—	1,548

Balance at June 30, 2009	$492	$612,601	$(45,416)	$(1,087)	$(888)	$(928)	$564,774

					Accumulated Other Comprehensive Loss, net
	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Net Unrealized Gain (Loss) on Investments	Net Unrealized Gain (Loss) on Derivatives	Total Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2008	$434	$551,704	$(47,221)	$(763)	$(624)	$(840)	$502,690
Net income	—	—	12,065	––	—	—	12,065
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $322	—	—	—	—	624	—	624
Net unrealized derivatives gains, net of tax expense of $38	—	—	—	—	—	106	106

Total comprehensive income							12,795
Net proceeds from issuance of common stock	52	48,839	––	––	––	––	48,891
Shares reacquired from employee transactions	––	––	––	(145)	––	––	(145)
Amortization of restricted common stock awards	—	3,083	—	—	—	—	3,083
Amortization of stock option awards	—	1,003	—	—	—	—	1,003

Balance at June 30, 2008	$486	$604,629	$(35,156)	$(908)	$––	$(734)	$568,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(20,593)	$12,065
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	61,484	8,334
Depreciation and amortization and accretion	(5,444)	(4,469)
Amortization of debt issuance costs	3,245	2,113
Equity compensation expense	3,610	4,086
Net loss on investments in debt securities	—	925
Net loss on residual interest in securitization	—	631
Net loss on sale of loans and securities	—	739
Gain on repurchase of debt	(3,480)	1,200
Loss on sale of other real estate owned	1,921	—
Net change in deferred income taxes	(17,635)	2,008
Net change in loans held-for-sale	—	72,111
Net change in interest receivable	1,923	2,571
Net change in other assets	13,022	(4,583)
Net change in accrued interest payable	(5,490)	(7,445)
Net change in accounts payable and other liabilities	(9,151)	(32,276)

Net cash provided by operating activities	23,412	58,010

Cash flows from investing activities:
Net change in restricted cash	(29,080)	34,131
Net change in loans	129,826	(119,138)
Proceeds from the sale of other real estate owned	4,049	—
Proceeds from repayments of debt securities available-for-sale	157	1,228
Proceeds from sale of debt securities available-for-sale	—	29,769
Acquisition of property and equipment	34	(72)

Net cash provided by (used in) investing activities	104,986	(54,082)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	48,891
Repayments under repurchase agreements, net	—	(63)
Borrowings on credit facilities	30,537	347,500
Repayment of borrowings on credit facilities	(119,556)	(513,439)
Borrowings on term debt	22,000	280,000
Repayment of borrowings on term debt	(64,071)	(105,700)
Payment of deferred financing costs	(1,298)	(3,110)
Purchase of treasury stock	(9)	(145)

Net cash provided by (used in) financing activities	(132,397)	53,934

Net increase (decrease) in cash during the period	(3,999)	57,862
Cash and cash equivalents at beginning of period	50,279	76,155

Cash and cash equivalents at end of period	$46,280	$134,017

Supplemental cash flows information:
Interest paid	$30,667	$52,352
Taxes paid	5,381	7,095
Increase in fair value of investments in debt securities	(49)	(946)
Transfers of loans, net to loans held-for-sale	7,909	—
Transfers of loans held-for-sale to loans, net	—	25,325

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of June 30, 2009, this portfolio had an outstanding balance of $48.7 million.

The Company did not originate any new commercial real estate loans during the six months ended June 30, 2009.

On January 5, 2009, the Company entered into a definitive stock purchase agreement to acquire Southern Commerce Bank, National Association (“Southern Commerce Bank”). On January 12, 2009, the Company applied to the Federal Reserve for approval to acquire Southern Commerce Bank and become a Bank Holding Company. On March 12, 2009, the Company entered into an amendment to the definitive stock purchase agreement which set a fixed purchase price of either $17.0 million or $15.5 million dependent on the seller’s tax election to treat the transaction as an asset acquisition and extended the stock purchase agreement to May 1, 2009 from March 31, 2009. On April 29, 2009, the Company entered into a second amendment to the definitive stock purchase agreement which extended the stock purchase agreement to June 1, 2009 from May 1, 2009. On May 22, 2009, the Company entered into a third amendment to the definitive stock purchase agreement which extended the stock purchase agreement to July 31, 2009 from June 1, 2009. Pursuant to the stock purchase agreement, either party may unilaterally terminate the stock purchase agreement after July 31, 2009. As of August 5, 2009, neither party has given notice to terminate the stock purchase agreement. The Company is currently in discussions with the seller to amend or extend the stock purchase agreement. The closing of the acquisition remains subject to the Company obtaining required regulatory approvals and the fulfillment of customary closing conditions. The Company is currently in discussions with federal bank regulators seeking the requisite approvals, the timing of which is currently uncertain. The Company can make no assurances that it will be able to obtain the necessary approvals, the timing of any regulatory approvals that may be obtained or that the terms of any regulatory approvals that may be obtained will be acceptable to the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) valuation of investments, (iii) valuation of residual interest, (iv) determination of other than temporary impairments and temporary impairments and (v) recorded amounts of deferred income taxes. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) established principles and requirements for financial reporting concerning business combinations. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). Implementation of the standard resulted in the Company recognizing $0.5 million and $1.2 million during the three and six months ended June 30, 2009 of costs incurred in connection with the potential acquisition of Southern Commerce Bank.

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

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. Implementation of FSP 157-4 did not materially affect the Company’s results from operations or financial position.

In April 2009, the FASB issued Staff Position No.107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.

In April 2009, the FASB released FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Implementation of the FSP did not materially affect the Company’s results from operations or financial position

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The Company adopted SFAS 165 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. The Company evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission for its financial statements. For the period ended June 30, 2009, this date was August 5, 2009.

Recently Issued Accounting Standards

On June 12, 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets (“SFAS 166”) and SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of SFAS 166. Under SFAS 166, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. SFAS 167 amends FIN 46R to require a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required under SFAS 167 identifies the primary beneficiary of a VIE as the entity having both of the following: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. SFAS 167 amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is in the process of evaluating SFAS 166 and SFAS 167 and the potential effect of adoption.

On June 29, 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification. The Company will adopt SFAS 168 for the interim period ending September 30, 2009. Adoption is not expected to have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification will change the basis for reference to authoritative GAAP guidance, upon adoption the Company’s footnote disclosures that reference such guidance will change to reflect appropriate references to the Codification.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009, by caption in the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:

Investments in debt securities, available-for-sale	$—	$—	$2,972	$2,972
Warrants	—	—	1	1
Derivatives (assets)	—	11,074	—	11,074

Total assets recorded at fair value on a recurring basis	$—	$11,074	$2,973	$14,047

Derivatives (liabilities)	$—	$11,718	$—	$11,718

Nonrecurring Basis:

Loans, net	$—	$53,281	$—	$53,281
Loans held-for-sale	—	7,132	—	7,132

Total assets recorded at fair value on a nonrecurring basis	$—	$60,413	$—	$60,413

At June 30, 2009, Loans, net and Loans held-for-sale measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value. During the six months ended June 30, 2009, the Company recorded $15.5 million of specific provision for credit losses related to Loans, net measured at fair value. The Company recorded a $5.0 million specific provision for credit losses, charged-off $5.0 million, and recorded a loss of $0.8 million related to Loans held-for-sale during the six months ended June 30, 2009.

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the three and six months ended June 30, 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the three months ended June 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of March 31, 2009	$2,676	$1

Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	332	—
Purchases, issuances or settlements	(36)	—

Balance as of June 30, 2009	$2,972	$1

For the six months ended June 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	49	—
Purchases, issuances or settlements	(102)	(1,999)

Balance as of June 30, 2009	$2,972	$1

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$46,280	$46,280	$50,279	$50,279
Restricted cash	113,243	113,243	84,163	84,163
Loans held-for-sale	7,132	7,132	––	––
Loans, net(1)	2,135,647	2,025,869	2,328,812	2,155,557
Investments in debt securities available-for-sale	2,972	2,972	3,025	3,025
Derivative instruments	11,074	11,074	16,120	16,120

Financial liabilities:
Credit facilities	$322,248	$322,248	$411,267	$411,267
Term debt(2)	1,478,620	1,145,043	1,524,171	1,176,198
Derivatives instruments	11,718	11,718	17,038	17,038

(1)	Fair value was determined as the present value of expected future cash flows discounted at current market interest rates offered by similar lending institutions for loans with similar terms to companies with comparable credit risk.
(2)	Fair value was determined by applying prevailing term debt market interest rates to the Company’s current term debt structure.

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd.) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At June 30, 2009 loans held-for-sale consisted of one commercial real estate loan which was on non-accrual status. The Company is pursuing a workout strategy which is expected to result in the sale of the loan to a third party.

During the three and six months ended June 30, 2009, the Company recorded a $5.0 million charge-off and recognized a loss of $0.8 million resulting from a decline in fair value of the loan held-for-sale.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2009, loans held-for-sale consisted of the following:

June 30, 2009
($ in thousands)

Commercial Real Estate	$7,136

Gross loans held-for-sale	7,136
Deferred loan fees, net	(4)

Total loans held-for-sale	$7,132

The Company did not have any loans classified as held-for-sale at December 31, 2008.

During the three months ended June 30, 2008, the Company recorded a recovery of $0.04 million on loans held-for-sale at period end. During the six months ended June 30, 2008, the Company recognized losses of $0.7 million resulting from a decline in fair value of loans held-for-sale.

The Company did not sell any loans during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company sold five loans for an aggregate gain of $0.03 million and transferred loans with an aggregate outstanding balance of $25.3 million from loans held-for-sale to loans held-for- investment.

As of June 30, 2009 and December 31, 2008, loans consisted of the following:

	June 30, 2009	December 31, 2008
	($ in thousands)
Middle Market Corporate	$1,871,561	$2,009,812
Commercial Real Estate	367,069	392,497

Gross loans	2,238,630	2,402,309
Deferred loan fees, net	(17,871)	(20,998)
Allowance for loan losses	(85,112)	(52,499)

Total loans, net	$2,135,647	$2,328,812

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

As of June 30, 2009, the Company had 30 impaired loans with an aggregate outstanding balance of $262.4 million. Nine of the impaired loans with an aggregate outstanding balance of $83.7 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). Nineteen of the impaired loans with an aggregate outstanding balance of $149.5 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan will resume when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and six months ended June 30, 2009, the Company recorded $32.4 million and $59.2 million of specific provisions for impaired loans. At June 30, 2009, the Company had a $45.8 million specific allowance for impaired loans with an aggregate outstanding balance of $221.7 million. At June 30, 2009, additional funding commitments for impaired loans totaled $17.5 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2009, 13 impaired loans and one additional loan with an aggregate outstanding balance of $127.9 million were greater than 60 days past due and classified as delinquent by the Company. Included in the $45.8 million specific allowance for impaired loans was $19.4 million related to delinquent loans.

As of December 31, 2008, the Company had 12 impaired loans with an aggregate outstanding balance of $112.8 million. Six of the impaired loans with an aggregate outstanding balance of $58.7 million were restructured and classified as TDR. Six of the impaired loans with an aggregate outstanding balance of $60.6 million were also on non-accrual status. During 2008, the Company recorded $30.9 million of specific provisions for impaired loans. At December 31, 2008, the Company had a $15.7 million specific reserve on impaired loans with an aggregate outstanding balance of $112.8 million. At December 31, 2008, additional funding commitments for impaired loans totaled $3.5 million. As of December 31, 2008, the Company had two loans with an aggregate outstanding balance of $16.6 million that were greater than 60 days past due and classified as delinquent by the Company.

The aggregate average balance of impaired loans during the three and six months ended June 30, 2009 was $292.8 million and $300.2 million, respectively. The total amount of interest income that would have been recognized during the three and six months ended June 30, 2009, if impaired and non-accrual loans had performed according to their original terms was $4.7 million and $9.3 million, respectively. The amount of cash basis interest income that was recognized for the three and months ended June 30, 2009 was $2.3 million and $5.1 million, respectively.

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

A summary of the activity in the allowance for credit losses is as follows:

	Six Months Ended June 30,
	2009	2008
	($ in thousands)
Balance, beginning of year	$53,977	$35,487
Provision for credit losses - general	2,324	2,144
Provision for credit losses - specific	59,160	6,190
Loans charged off, net of recoveries	(24,121)	(5,598)
Loans charged off upon transfer to held-for-sale net of recoveries	(5,000)	—

Balance, end of period	$86,340	$38,223

During the six months ended June 30, 2009 the Company recorded a total provision for credit losses of $61.5 million. The Company increased its allowance for credit losses 161 basis points to 3.86% of gross loans at June 30, 2009 from 2.25% at December 31, 2008.

The Company is closely monitoring the credit quality of its loans and expects loan delinquencies, non-accruals and charge offs to increase due to continued weak economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at June 30, 2009 and 2008 is an allowance for unfunded commitments of $1.2 million and $1.1 million for each period, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses is added to the allowance and recoveries on loans previously charged off are netted against loans charged off.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of June 30, 2009 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates its allowance for credit losses methodology. During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. If the Company determines that additional changes in its allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given the unprecedented market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

During the three months ended June 30, 2009, the Company sold the asset which was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan. During the three and six months ended June 30, 2009, the Company recorded a loss of $1.9 million and $3.2 million, respectively, related to this asset to reflect its net fair value.

Note 5. Restricted Cash

Restricted cash as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
Collections on loans pledged to credit facilities	$20,689	$65,371
Principal and interest collections on loans held in trust and prefunding amounts	84,669	13,037
Customer escrow accounts	7,885	5,755

Total	$113,243	$84,163

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
Investments in debt securities - gross	$6,736	$6,839
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,438	$4,541

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2009 and December 31, 2008 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2009:
Other debt obligation(1)	$4,438	$—	$(1,466)	$2,972

	$4,438	$—	$(1,466)	$2,972

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2008:
Other debt obligation(1)	$4,541	$—	$(1,516)	$3,025

	$4,541	$—	$(1,516)	$3,025

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company sold one debt security at a realized loss of $0.1 million.

The Company did not record any net Other Than Temporary Impairment charges during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company recorded a net Other Than Temporary Impairment charge in non-interest income of $0.9 million relating to two debt securities.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$2,972	$—	$2,972
Amortized cost	4,438	—	4,438

Unrealized loss	$1,466	$—	$1,466

	December 31, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$3,025	$—	$3,025
Amortized cost	4,541	—	4,541

Unrealized loss	$1,516	$—	$1,516

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at June 30, 2009 and December 31, 2008 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of cash flows and the timing and level of losses on the loans and leases within the underlying trusts. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until a recovery of fair value, the decline in the value of these investments is not considered to be Other Than Temporary.

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2009 and December 31, 2008 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	June 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,438	2,972	4,541	3,025

Total	$4,438	$2,972	$4,541	$3,025

Note 7. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at June 30, 2009 and December 31, 2008.

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

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At June 30, 2009, the interest rate swap agreements have a combined notional value of $12.3 million and have scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2009 and 2008, the Company recorded hedge ineffectiveness of $13,093 and $44,605, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at June 30, 2009 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.7 million. The reclassification is expected to result in additional interest expense.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties consisting primarily of large international financial institutions.

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

The fair values of the Company’s derivative instruments outstanding as of June 30, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$—	Other liabilities	$662

Derivative instruments not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$11,074	Other liabilities	$11,056

The gains and losses on the Company’s derivative instruments during the three months ended June 30, 2009 were as follows:

($ in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$65	Gain (loss) on derivatives	$(216)	Gain (loss) on derivatives	$16

Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(9)	Gain (loss) on derivatives

The gains and losses on the Company’s derivative instruments during the six months ended June 30, 2009 were as follows:

($ in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$26	Gain (loss) on derivatives	$(422)	Gain (loss) on derivatives	$13

Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(12)	Gain (loss) on derivatives

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $11.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4.5 million at June 30, 2009.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its term debt facility with Deutsche Bank AG, New York Branch, then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of June 30, 2009, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at June 30, 2009, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $8.6 million in the aggregate.

Note 9. Borrowings

Credit Facilities

As of June 30, 2009 the Company had four credit facilities: (i) a $200 million credit facility with Wachovia Capital Markets, LLC (“Wachovia”), which was subsequently amended to extend the maturity date to July 2012 and to reduce the facility to $145.7 million as described below, (ii) a $300 million credit facility with Citicorp North America, Inc. (“Citicorp”), (iii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) an $11 million credit facility with Union Bank of California, N.A. The $300 million credit facility with Citicorp is subject to an annual renewal in November 2009. If Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate.

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. The amount outstanding under the credit facility varies with the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of the assets. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At June 30, 2009, NewStar was in compliance with all such covenants. On April 17, 2009, the Company entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. On May 22, 2009, the Company entered into a further amendment to the credit facility with Wachovia which extended the liquidity line termination date to July 15, 2009 from June 1, 2009. On July 15, 2009, the Company amended its credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. The credit facility with Wachovia will be classified as a term debt facility in the third quarter. Interest on this facility accrues at a variable rate per annum, which was 4.16% at June 30, 2009. As of June 30, 2009, the outstanding balance under this credit facility was $144.0 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 21, 2009, the Company entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the credit facility to $50 million from $75 million. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At June 30, 2009, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 0.75% at June 30, 2009. As of June 30, 2009, the outstanding balance was $0.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with a $300 million credit facility agreement with Citigroup Global Markets Realty Corp. On November 19, 2008, the Company entered into a credit facility agreement with Citicorp North America, Inc. which replaced its existing credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At June 30, 2009, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.31% at June 30, 2009. As of June 30, 2009, the outstanding balance was $169.7 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. On June 22, 2009, the Company entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11 million and extended the maturity date to June 21, 2010. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At June 30, 2009, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.85% at June 30, 2009. As of June 30, 2009, the outstanding balance was $8.6 million.

Term Debt Facility

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 2.12% at June 30, 2009. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. On January 15, 2009, the Company entered into a further amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. As of June 30, 2009, the outstanding balance was $192.3 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At June 30, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. The Company receives a loan collateral management fee and will receive a principal distribution when the term debt facility is retired.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At June 30, 2009, the $326.4 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $357.9 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrade, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. If loan collateral in the 2005 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2005 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

	Notes originally issued	Outstanding balance June 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$152,689	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	77,945	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA/Aa2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	A/Ba1/A
Class D	24,375	24,287	Libor + 1.50%	July 25, 2018	BBB/B1/BBB-
Class E	24,375	13,525	Libor + 4.75%	July 25, 2018	BB/Caa2/B

	$343,352	$326,362

(1)	The ratings are unaudited and were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At June 30, 2009, the $437.6 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $481.3 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During 2009, the Company repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

	Notes originally issued	Outstanding balance June 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$319,967	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	31,097	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/Ba1/A
Class D	25,000	17,750	Libor +1.35%	March 30, 2022	BBB/B1/BBB
Class E	13,750	11,250	Libor +1.75%	March 30, 2022	BBB-/B2/BBB-

	$456,250	$437,564

(1)	These ratings are unaudited and were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2009, the $522.4 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $576.4 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. During the three months ended June 30, 2009, certain loan collateral in the 2007-1 CLO Trust was in default under the terms of the indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan. Due to the weak economy, the Company does expect defaulted loan collateral in the 2007-1 CLO Trust to increase. The Company does not expect to receive excess interest spread payments or servicing fees until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance June 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$335,504	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	77,348	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/Ba1/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Ba3/BBB+

	$546,000	$522,352

(1)	These ratings are unaudited and were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above (source: Bloomberg Finance L.P.).

Note 10. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2009 and December 31, 2008, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2009		December 31, 2008
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,174	145,000	48,466

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2009, all of the shares remained undesignated.

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

In connection with the private placement, the Company entered into a Registration Rights Agreement with the institutional investors, whereby the Company agreed to register common stock as defined in the agreement. The Company registered the stock on Form S-3 on May 1, 2008, and the SEC declared the registration effective on May 8, 2008.

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

Restricted stock activity for the six months ended June 30, 2009 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2008	713,310	$16,491
Granted	743,321	1,243
Vested	(13,367)	(32)
Forfeited	(35,868)	(284)

Non-vested as of June 30, 2009	1,407,396	$17,418

The Company’s compensation expense related to restricted stock was $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2009 and $1.4 million and $3.1 million, respectively, for the three and six months ended June 30, 2008. The unrecognized compensation cost of $6.2 million at June 30, 2009 is expected to be recognized over the next two years.

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

Stock option activity for the six months ended June 30, 2009 was as follows:

Options
Outstanding as of January 1, 2009	4,268,471
Granted	3,923,750
Exercised	—
Forfeited	2,558,321

Outstanding as of June 30, 2009	5,633,900

Vested as of June 30, 2009	747,932

Exercisable as of June 30, 2009	747,932

For the six months ended June 30, 2009, the weighted average grant date fair value of options granted was $1.43. As of June 30, 2009, the total unrecognized compensation cost related to nonvested options granted was $5.6 million. This cost is expected to be recognized over a weighted average period of three years. The Company’s compensation expense related to its stock options was $1.0 million and $1.5 million, respectively, for the three and six months ended June 30, 2009, and $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2008.

Note 11. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Numerator:
Net income (loss)	$(15,643)	$5,923	$(20,593)	$12,065

Denominator:
Denominator for basic income (loss) per common share	49,173	48,533	48,975	48,160

Denominator:
Denominator for diluted income (loss) per common share	49,173	48,533	48,975	48,160

Total weighted average diluted shares	49,173	48,533	48,975	48,160

Weighted average stock options totaling 5,650,319 and 5,279,864 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, due to the fact that the results would be anti-dilutive.

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

Unused lines of credit are commitments to lend to a customer if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on factors that include management’s credit evaluation of the borrower, the borrower’s compliance with financial covenants and management’s discretion, among other evaluations. Due to their nature, the Company cannot know with certainty the aggregate amounts it will be required to fund under those unused lines of credit. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future.

At June 30, 2009 the Company had unused lines of credit of $279.1 million. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $202.8 million and unfunded commitments related to delayed draw term loans were $49.8 million.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $202.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2009, the Company categorized $77.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2009, the Company had $124.9 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2009, revolver usage averaged approximately 40%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $4.8 million and $16.7 million from delayed draw credit facilities during the three and six months ended June 30, 2009.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
Unused lines of credit	$279,141	$339,230
Standby letters of credit	29,826	32,358
Interest rate mitigation products (notional)	468,339	545,415

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at June 30, 2009 and at December 31, 2008 (See Note 7 for additional information).

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three and six months ended June 30, 2009 was $0.1 million and $0.3 million, respectively and $0.1 million and $0.7 million for the three and six months ended June 30, 2008, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2009, the Fund’s asset management fees were $0.7 million and $1.5 million, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively.

During 2006, the Company made a loan based on market terms to a company controlled by a relative of one of its officers. At June 30, 2009, the loan balance outstanding and amount of committed funds were $10.2 million and $11.5 million, respectively.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of June 30, 2009, this portfolio had an outstanding balance of $48.7 million.

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

The sharp decline in the economy continues to contribute to a decline in overall credit quality. The difficult economic conditions have had a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals, and charge offs to increase due to weak economic conditions.

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

Recent Developments

Bank-Related

On January 5, 2009, we entered into a definitive stock purchase agreement to acquire Southern Commerce Bank. The closing of the acquisition remains subject to us obtaining required regulatory approvals, including approval to become a Bank Holding Company, and the fulfillment of customary closing conditions. Federal bank regulators have responded to the Company’s application for approval as a bank holding company and related submissions, and the Company provided supplemental filings. The Company believes these supplemental filings will adequately address the issues raised by federal bank regulators, but the likelihood and timing of approvals remain uncertain. Also uncertain are the conditions to the approval that may be imposed by federal bank regulators, including those relating to NewStar and bank capitalization and whether those conditions may be satisfied on terms acceptable to the Company.

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

On May 29, 2009, the Company entered into a third amendment to the definitive stock purchase agreement which extended the stock purchase agreement to July 31, 2009 from June 1, 2009.

Pursuant to the stock purchase agreement, either party may unilaterally terminate the stock purchase agreement after July 31, 2009. As of August 5, 2009, neither party has given notice to terminate the stock purchase agreement. The Company is currently in discussions with the seller to amend or extend the stock purchase agreement.

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

The Company can make no assurances that it will be able to obtain the necessary approvals, the timing of any regulatory approvals that may be obtained or that the terms of any regulatory approvals that may be obtained will be acceptable to the Company.

Liquidity

On July 15, 2009, we amended our credit facility with Wachovia Capital Markets, LLC (“Wachovia”) to convert it from a $200 million facility to a $145.7 million secured term debt facility maturing on July 15, 2012.

On May 21, 2009, we entered into an amendment to the credit facility with NATIXIS Financial Products Inc. which established an advance rate of 50% for previously originated loans, extended the termination date of the facility to May 21, 2010 from May 22, 2009, reduced the commitment amount under the facility from $75 million to $50 million, and reduced the advance rate for newly originated loans from 80% to 60%.

Credit

As of June 30, 2009, we had 30 loans with an aggregate outstanding balance of $262.4 million classified as impaired. Nineteen of these impaired loans with an outstanding balance of $149.5 million were on non-accrual status as of June 30, 2009. During the three months ended June 30, 2009, we recorded $32.4 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NewStar’s basic and diluted loss per share for the three and six months ended June 30, 2009 was $0.32 and $0.42, respectively, on a net loss of $15.6 million and $20.6 million, respectively, compared to net income per share of $0.12 and $0.25, respectively, on net income of $5.9 million and $12.1 million, respectively, for the three and six months ended June 30, 2008. Our managed loan portfolio was $2.8 billion at June 30, 2009. During the six months ended June 30, 2009, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) decreased $17.4 million to $543.9 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 6.08% and 6.07% for the three and six months ended June 30, 2009, compared to 7.52% and 7.99% for the three and six months ended June 30, 2008. The decrease from 2008 to 2009 in loan portfolio yield was primarily driven by a decrease in three-month LIBOR over the prior year, the increase of loans on non-accrual status and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.90% and 3.73% for the three and six months ended June 30, 2009, compared to 4.17% and 4.18% for the three and six months ended June 30, 2008. The primary factors impacting net interest margin were changes in three-month LIBOR, non-accrual loans, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 51.53% and 42.33% for the three and six months ended June 30, 2009, compared to 48.10% and 49.06% for the three and six months ended June 30, 2008. The increase in our efficiency ratio for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to a decrease in net interest income during the second quarter of 2009 as compared to the second quarter of 2008. The improvement in our efficiency ratio during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to a decline in operating expenses during 2009.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 3.86% at June 30, 2009 and 1.60% as of June 30, 2008. The allowance for credit losses at June 30, 2009 included specific reserves of $45.8 million and general reserves of $40.6 million. The allowance for credit losses at June 30, 2008 included a specific reserve of $5.2 million and a general reserve of $32.0 million. The increase in our specific reserve is primarily due to economic conditions. During 2008, we made minor modifications to our general reserve analysis to simplify and more closely align it with our internal credit ratings, which incorporate our ratings migration and loan default experience. During the second quarter of 2009, we adjusted our allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given current market conditions, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 5.71% as of June 30, 2009 as compared to 0.97% as of June 30, 2008. Given prevailing economic and market conditions, we expect the delinquency loan rate to increase as weak economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans that are 60 days or more past due, divided by outstanding gross loans, was 1.47% as of June 30, 2009 as compared to 0.55% as of June 30, 2008. Given prevailing economic and market conditions, we expect the delinquency accruing loan rate to increase as weak economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans in non-accrual status divided by our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 6.68% as of June 30, 2009 and 0.42% as of June 30, 2008. As of June 30, 2009 and 2008 the aggregate outstanding value of non-accrual loans was $149.5 million and $10.1 million, respectively. Given prevailing economic and market conditions, we expect the non-accrual rate to increase as weak economic conditions impair our borrowers ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as annualized charge offs net of recoveries divided by our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three and six months ended June 30, 2009, the net charge off rate was 2.66% and 2.62%, compared to 0.38% and 0.47% for the three and six months ended June 30, 2008. We expect the net charge off rate to increase as economic conditions impair our borrowers ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three and six months ended June 30, 2009 as we had net losses. Return on average assets was 0.91% and 0.93% for the three and six months ended June 30, 2008.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three and six months ended June 30, 2009 as we had net losses. Return on average equity was 4.22% and 4.38% for the three and six months ended June 30, 2008.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Net interest income:
Interest income	$35,026	$46,034	$70,951	$98,022
Interest expense	11,412	19,583	25,177	44,907

Net interest income	23,614	26,451	45,774	53,115
Provision for credit losses	36,177	3,723	61,484	8,334

Net interest income (loss) after provision for credit losses	(12,563)	22,728	(15,710)	44,781

Non-interest income:
Fee income	361	1,395	854	2,927
Asset management income	673	1,476	1,460	3,127
Gain (loss) on derivatives	222	(11)	366	45
Gain (loss) on sale of loans and debt securities	—	47	—	(739)
Loss on investments in debt securities	—	(667)	—	(925)
Loss on residual interest in securitization	—	(308)	—	(631)
Other income (expense)	(1,504)	(339)	3,394	945

Total non-interest income (loss)	(248)	1,593	6,074	4,749

Operating expenses:
Compensation and benefits	6,686	9,580	12,313	21,080
Occupancy and equipment	781	938	1,561	1,773
General and administrative expenses	4,573	2,972	8,074	5,536

Total operating expenses	12,040	13,490	21,948	28,389

Income (loss) before income taxes	(24,851)	10,831	(31,584)	21,141
Income tax expense (benefit)	(9,208)	4,908	(10,991)	9,076

Net income (loss)	$(15,643)	$5,923	$(20,593)	$12,065

Comparison of the Three Months Ended June 30, 2009 and 2008

Interest income. Interest income decreased $11.0 million, to $35.0 million for the three months ended June 30, 2009 from $46.0 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.78% from 7.25%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status. Average three-month LIBOR decreased from 2.75% for the three months ended June 30, 2008 to 0.85% for the three months ended June 30, 2009.

Interest expense. Interest expense decreased $8.2 million, to $11.4 million for the three months ended June 30, 2009 from $19.6 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 2.50% from 3.99% was primarily attributable to a decrease in three-month LIBOR and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 3.90% for the three months ended June 30, 2009 from 4.17% for the three months ended June 30, 2008. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2009 re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.28% from 3.26%. LIBOR floor provisions included in our customer contracts and an increase in interest spreads offset our increasing cost of funds during the second quarter, resulting in a net gain of 35 basis points to the net interest margin. The net interest margin was further impacted by non-accrual loans which contributed an additional 14 basis point loss.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,429,968	$35,026	5.78%	$2,553,025	$46,034	7.25%
Total interest bearing liabilities	1,828,485	11,412	2.50	1,973,580	19,583	3.99

Net interest spread		$23,614	3.28%		$26,451	3.26%

Net interest margin			3.90%			4.17%

Provision for credit losses. The provision for credit losses increased to $36.2 million for the three months ended June 30, 2009 from $3.7 million for the three months ended June 30, 2008. The increase in the provision was primarily due to $32.4 million of specific provisions recorded during the three months ended June 30, 2009 for impaired loans.

Non-interest income (loss). Non-interest income decreased $1.8 million, to a loss of $0.2 million for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008. The decrease is primarily due to a $1.0 million decrease in fee income, a $0.8 million decrease in asset management income, a $1.9 million loss on the sale of other real estate, and a $0.8 million decline in fair value of loans held-for-sale, partially offset by a $0.2 million gain on derivatives, and losses during the three months ended June 30, 2008 related to a $1.1 million decline in fair value of equity positions, a $0.7 million impairment of two debt securities and a $0.3 million loss on the residual interest in securitization.

Operating expenses. Operating expenses decreased $1.5 million, to $12.0 million for the three months ended June 30, 2009 from $13.5 million for the three months ended June 30, 2008. Employee compensation and benefits decreased $2.9 million primarily due to a decrease in incentive compensation, a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount. General and administrative expenses increased $1.6 million due primarily to $0.5 million of costs incurred with the potential acquisition of Southern Commerce Bank, and loan workout costs of $1.0 million. Occupancy and equipment expenses decreased $0.2 million.

Income taxes. For the three months ended June 30, 2009 and the three months ended June 30, 2008, we provided for income taxes based on an effective tax rate of 37.1% and 45.3%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering. As of June 30, 2009 and December 31, 2008, we had net deferred tax assets of $48.6 million and $31.2 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon carryback availability, the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at June 30, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Comparison of the Six Months Ended June 30, 2009 and 2008

Interest income. Interest income decreased $27.1 million, to $70.9 million for the six months ended June 30, 2009 from $98.0 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.80% from 7.71%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status.

Interest expense. Interest expense decreased $19.7 million, to $25.2 million for the six months ended June 30, 2009 from $44.9 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 2.72% from 4.56% was primarily attributable to a decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 3.74% for the six months ended June 30, 2009 from 4.18% for the six months ended June 30, 2008. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2009 new loan originations and re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.08% from 3.15% as many of our customers moved into one-month LIBOR contracts whereas our borrowings are set to three-month LIBOR. The decline and our customer shift to one-month LIBOR contracts negatively impacted the net interest margin, which was partially offset by LIBOR floor provisions included in our customer contracts. The net interest margin was further impacted by non-accrual loans, offset by an increase in interest spreads.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/ Expense	Average Yield/Cost
Total interest earning assets	$2,473,871	$70,951	5.80%	$2,557,601	$98,022	7.71%
Total interest bearing liabilities	1,872,231	25,177	2.72	1,982,107	44,907	4.56

Net interest spread		$45,774	3.08%		$53,115	3.15%

Net interest margin			3.74%			4.18%

Provision for credit losses. The provision for credit losses increased to $61.5 million for the six months ended June 30, 2009 from $8.3 million for the six months ended June 30, 2008. The increase in the provision was primarily due to $59.2 million of specific provisions recorded during the six months ended June 30, 2009 for impaired loans.

Non-interest income. Non-interest income increased $1.3 million, to $6.1 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. The increase is primarily due to a $3.3 million gain recognized in connection with the repurchase of debt during the six months ended June 30, 2009, a $3.3 million gain on sale of an equity instrument, and losses during the six months ended June 30, 2008 related to a $1.7 million decline in fair value of equity positions, a $0.9 million impairment of two debt securities and a $0.6 million loss on the residual interest in securitization, partially offset by a $2.1 million decrease in fee income, a $1.7 million decrease in asset management income, a $1.3 million decline in fair value of other real estate owned, a $1.9 million loss on the sale of other real estate owned, a $0.8 million decline in fair value of loans held-for-sale and a $1.2 million gain recognized in connection with the repurchase of debt during the six months ended June 30, 2008.

Operating expenses. Operating expenses decreased $6.5 million, to $21.9 million for the six months ended June 30, 2009 from $28.4 million for the six months ended June 30, 2008. Employee compensation and benefits decreased $8.8 million primarily due to a decrease in incentive compensation, a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount. General and administrative expenses increased $2.5 million due primarily to $1.3 million of costs incurred with the potential acquisition of Southern Commerce Bank and loan workout costs of $1.2 million. Occupancy and equipment expenses decreased $0.2 million.

Income taxes. For the six months ended June 30, 2009 and 2008, we provided for income taxes based on an effective tax rate of 34.8% and 42.9%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete tax item. During the first quarter of 2009, options issued to former members of our management team expired and reduced our income tax benefit for the year by $1.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. We may need to raise additional debt or equity capital based on various factors, including if the level of non-accrual loans increases faster than expected, we are unable to fund certain loans with credit facilities, or if our cash flow from operations is lower than expected. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio. To fund our loan portfolio and continuing operations, we anticipate that we will need to incur additional indebtedness or raise equity capital. We may not be able to raise such debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

The planned acquisition of Southern Commerce Bank will require cash payments to the seller in the amount of the purchase price and an additional investment, which is expected to be satisfied with an in-kind capital contribution of assets, consistent to meet regulatory capital requirements. We believe our existing sources of liquidity will be sufficient to provide the required capital. We estimate the purchase price of Southern Commerce Bank will be $15.5 million or $17 million, subject to certain conditions. We anticipate that the proposed acquisition of Southern Commerce Bank will improve our access to liquidity and provide a stable source of funding through the bank’s retail deposit franchise. With this potential new source of liquidity we believe that we may be able to reduce our reliance on warehouse credit facilities provided by other banks, which are currently our primary source of funding. Our ability to transfer any existing loan commitments from NewStar to the bank at closing will be subject to approval by federal bank regulators and we do not know if such approval will be granted on terms acceptable to us or at all. Our ability to capitalize the proposed Southern Commerce Bank acquisition relies on a Section 23A waiver allowing for us to transfer assets to Southern Commerce Bank.

We continue to experience higher costs of borrowing and pressure to reduce leverage. Given current market conditions, we believe that completing a traditional term debt securitization is unlikely. Moreover, we expect credit facility renewals and amendments to existing credit facilities in 2009 have been and we expect they will continue to be more expensive at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2008 resulted in the use of cash to repay advances.

Cash and Cash Equivalents

As of June 30, 2009 and December 31, 2008, we had $46.3 million and $50.3 million, respectively, in cash and cash equivalents. Cash received from our November 2007 private placement represented a large portion of our cash balance at June 30, 2009. We invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $113.2 million and $84.2 million of restricted cash as of June 30, 2009 and December 31, 2008, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2009.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. It is our intention that if a loan financed by a term debt securitization is placed on non-accrual status, the loan will remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, our policy regarding accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2009, we had 30 impaired loans with an aggregate outstanding balance of $262.4 million. Nine of the impaired loans with an aggregate outstanding balance of $83.7 million have been restructured and classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Nineteen of the impaired loans with an aggregate outstanding balance of $149.5 million were on non-accrual status. Thirteen of the impaired loans and one additional loan with an aggregate outstanding balance of $127.9 million were greater than 60 days past due and classified as delinquent. During the three and six months ended June 30, 2009, we recorded $32.4 million and $59.2 million of specific provisions for impaired loans. As our loan portfolio continues to season, we expect to experience additional delinquencies, losses, specific reserves, troubled debt restructurings and charge offs as part of our normal course of business. Included in our specific allowance for impaired loans was $19.4 million related to delinquent loans. Moreover, the economic recession has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals and charge offs to increase due to current economic conditions.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in our loan portfolio. Our allowance for loan losses as of June 30, 2009 and December 31, 2008 was $85.1 million and $52.5 million, or 3.80% and 2.19% of loans, gross, respectively. As of June 30, 2009, we also had a $1.2 million allowance for unfunded commitments, resulting in an allowance for credit losses of 3.90% of outstanding loans.

Activity in the allowance for loan losses for the six months ended June 30, 2009 and for the year ended December 31, 2008 was as follows:

	Six Months Ended June 30,2009	Year Ended December 31, 2008
	($ in thousands)
Balance as of beginning of period	$52,498	$33,387
Provision for loan losses	2,575	7,990
Specific provision for loan losses	59,160	30,855
Net charge offs	(24,121)	(19,734)
Net charge offs upon transfer to loans held-for-sale	(5,000)	—

Balance as of end of period	85,112	52,498
Allowance for losses on unfunded loan commitments	1,228	1,479

Allowance for credit losses	$86,340	$53,977

During the six months ended June 30, 2009 we recorded a total provision for credit losses of $61.5 million. The Company increased its allowance for credit losses 161 basis points to 3.86% of gross loans at June 30, 2009 from 2.25% at December 31, 2008.

Borrowings and Liquidity

As of June 30, 2009 and December 31, 2008, we had outstanding borrowings totaling $1.8 billion and $1.9 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of June 30, 2009, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$561,000	$322,248	$238,752	2009– 2011
Term debt (1)	1,595,602	1,478,620	116,982	2012– 2022

Total	$2,156,602	$1,800,868	$355,734

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at June 30, 2009, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of June 30, 2009 the Company had four credit facilities: (i) a $200.0 million credit facility with Wachovia, which was subsequently amended to extend the maturity to July 2012 and reduce the facility to $145.7 million, (ii) a $300.0 million credit facility with Citicorp, (iii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iv) an $11.0 million credit facility with Union Bank of California, N.A. Our $300.0 million credit facility with Citicorp is subject to an annual renewal in November 2009. If Citicorp decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that facility would terminate.

The Company had a $200.0 million credit facility agreement with Wachovia that had an outstanding balance of $144.0 million as of June 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 4.16% at June 30, 2009. On April 17, 2009, we entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. On May 21, 2009, we extended the maturity of our annual renewal with Wachovia from June 1, 2009 to July 15, 2009. On July 15, 2009, we amended our credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $0 as of June 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 0.75% at June 30, 2009. On May 21, 2009, we entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the facility to $50.0 million from $75.0 million.

The Company has a $300.0 million credit facility agreement with Citicorp that had an outstanding balance of $169.7 million as of June 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 3.31% at June 30, 2009. On November 19, 2008, we entered into a credit facility agreement with Citicorp, which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility ends on November 19, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million.

On July 29, 2008, the Company entered into a $15.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $8.6 million as of June 30, 2009. On June 22, 2009, we entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11.0 million and extended the maturity date to June 21, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.85% at June 30, 2009.

Term Debt Facility

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank, A.G. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, we entered into an amendment to this term debt financing agreement which increased the facility to $400 million. On January 15, 2009 we entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 2.12% at June 30, 2009. As of June 30, 2009, the outstanding balance was $192.3 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. As of June 30, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. We receive a loan collateral management fee and will receive a principal distribution when the term debt facility is retired.

Term Debt Securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $357.9 million at June 30, 2009. Outstanding drawn notes at June 30, 2009 were $326.4 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period that ended in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrade, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. If loan collateral in the 2005 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2005 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$152,689	0.28%	AAA/Aaa/AAA
Class A-2	80,477	77,945	0.30	AAA/Aaa/AAA
Class B	18,750	18,683	0.50	AA/Aa2/AA
Class C	39,375	39,233	0.85	A/Ba1/A
Class D	24,375	24,287	1.50	BBB/B1/BBB-
Class E	24,375	13,525	4.75	BB/Caa2/B

Total notes	343,352	326,362
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$357,900

(1)	The ratings were initially given in August 2005 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $481.3 million at June 30, 2009. Outstanding drawn notes at June 30, 2009 were $437.6 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, we repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$319,967	0.27%	AAA/Aaa/AAA
Class A-2	40,000	31,097	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	35,000	0.68	A/Ba1/A
Class D	25,000	17,750	1.35	BBB/B1/BBB
Class E	13,750	11,250	1.75	BBB-/B2/BBB-

Total notes	456,250	437,564
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$481,314

(1)	These ratings were given in June 2006 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $576.4 million at June 30, 2009. Outstanding drawn notes at June 30, 2009 were $522.4 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. During the three months ended June 30, 2009, certain loan collateral in the 2007-1 CLO Trust was in default under the terms of the indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan. Due to the weak economy, we expect defaulted loan collateral in the 2007-1 CLO Trust to increase. We do not expect to receive excess interest spread payments or servicing fees until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$335,504	0.24%	AAA/Aaa/AAA
Class A-2	100,000	77,348	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa2/AA
Class C	58,500	58,500	1.30	A/Ba1/A
Class D	27,000	27,000	2.30	BBB/Ba3/BBB+

Total notes	546,000	522,352
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$576,352

(1)	These ratings were given in June 2007 and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above (source: Bloomberg Finance L.P.).

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts it will be required to fund under those unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future.

At June 30, 2009, we had $279.1 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $202.8 million and unfunded commitments related to delayed draw term loans were $49.8 million.

Revolving credit facilities allow our borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $202.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2009, we categorized $77.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2009, we had $124.9 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2009, revolver usage averaged approximately 40%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $4.8 million and $16.7 million from these credit facilities during the three and six months ended June 30, 2009.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2009 we had $29.8 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At June 30, 2009, the notional value of the interest rate mitigation products was $468.3 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at June 30, 2009. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The loss for 2008 was driven by further deterioration in the performance of the underlying RMBS collateral assets impacting the anticipated cash flows. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

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

As of June 30, 2009 and December 31, 2008, investments in debt securities available-for-sale totaled $3.0 million for each period. At June 30, 2009 and December 31, 2008, our net unrealized loss on those debt securities totaled $1.5 million for each period. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2009. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$1,391
Increase of	100	(1,193)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $1.4 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $1.2 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $706.4 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2009 annual meeting of stockholders (the “2009 Annual Meeting”) was held on May 13, 2009 in Boston, MA. At the 2009 Annual Meeting nine directors were elected to serve on our Board of Directors for a term that ends with the 2010 annual meeting of stockholders. The results of the vote are presented below:

Nominee	Votes For	Votes Withheld
Charles N. Bralver	37,173,118	2,054,977
T. Kimball Brooker Jr.	37,961,613	1,266,482
Timothy J. Conway	37,273,215	1,954,880
Bradley E. Cooper	37,961,613	1,266,482
Brian L.P. Fallon	36,318,809	2,909,286
Frank R. Noonan	37,869,107	1,358,988
Maureen P. O’Hara	37,045,587	2,182,508
Peter A. Schmidt-Fellner	38,836,673	391,422
Richard E. Thornburgh	38,835,624	392,471

There were no other proposals on the agenda that were voted upon at the 2009 Annual Meeting, and no other director’s terms of office continued after the 2009 Annual Meeting.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
2(a)	Second Amendment to Stock Purchase and Sale Agreement, dated as of April 29, 2009, by and among NewStar Financial, Inc. ( the “Company”), Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009 (File No. 001-33211) and incorporated herein by reference.

2(a)	Third Amendment to Stock Purchase and Sale Agreement, dated as of May 29, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 (File No. 001-33211) and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 (File No. 001-33211) and incorporated herein by reference.

10(b)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-33211) and incorporated herein by reference.

10(c)	Amendment No. 8 to the Secured Loan and Servicing Agreement, dated as of May 21, 2009, by and among NewStar Short-Term Funding LLC, the Company, MMP-7 Funding, LLC, NATIXIS Financial Products Inc., and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: August 5, 2009	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2(a)	Second Amendment to Stock Purchase and Sale Agreement, dated as of April 29, 2009, by and among NewStar Financial, Inc. (the “Company”), Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009 (File No. 001-33211) and incorporated herein by reference.

2(a)	Third Amendment to Stock Purchase and Sale Agreement, dated as of May 29, 2009, by and among the Company, Southern Commerce Bank, National Association, and Dickinson Financial Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 (File No. 001-33211) and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 (File No. 001-33211) and incorporated herein by reference.

10(b)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-33211) and incorporated herein by reference.

10(c)	Amendment No. 8 to the Secured Loan and Servicing Agreement, dated as of May 21, 2009, by and among NewStar Short-Term Funding LLC, the Company, MMP-7 Funding, LLC, NATIXIS Financial Products Inc., and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.