Form 10-Q
period 2009-09-30
NewStar Financial, Inc.
filed 2009-11-05
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, 49,155,977 shares of common stock, par value of $0.01 per share, were outstanding.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	Unaudited
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$31,128	$50,279
Restricted cash	109,618	84,163
Investments in debt securities, available-for-sale	3,859	3,025
Loans held-for-sale	3,072	—
Loans, net	2,041,087	2,328,812
Deferred financing costs, net	19,219	21,003
Interest receivable	8,442	10,608
Property and equipment, net	976	1,252
Deferred income taxes, net	56,863	31,238
Income tax receivable	603	—
Other assets	32,703	41,142

Total assets	$2,307,570	$2,571,522

Liabilities:
Credit facilities	$135,742	$411,267
Term debt	1,567,864	1,524,171
Accrued interest payable	3,408	9,773
Accounts payable	386	1,049
Income tax payable	––	353
Other liabilities	38,660	43,354

Total liabilities	1,746,060	1,989,967

Stockholders’ equity and noncontrolling interest:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2009 and 2008;
Shares outstanding 49,162,181 in 2009 and 48,466,166 in 2008	492	486
Additional paid-in capital	614,710	608,996
Retained deficit	(55,678)	(24,823)
Common stock held in treasury, at cost $0.01 par value; 178,501 in 2009 and 167,677 in 2008	(1,111)	(1,078)
Accumulated other comprehensive loss, net	(907)	(2,026)

Total NewStar Financial, Inc. stockholders’ equity	557,506	581,555

Noncontrolling interest	4,004	—

Total stockholders’ equity	561,510	581,555

Total liabilities and stockholders’ equity	$2,307,570	$2,571,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$33,675	$44,903	$104,626	$142,925
Interest expense	9,197	19,864	34,374	64,771

Net interest income	24,478	25,039	70,252	78,154
Provision for credit losses	32,577	11,960	94,061	20,294

Net interest income (loss) after provision for credit losses	(8,099)	13,079	(23,809)	57,860

Non-interest income:
Fee income	388	725	1,242	3,652
Asset management income – related party	758	1,699	2,218	4,826
Gain on derivatives	126	746	492	791
Gain on sale of loans and debt securities	—	1,022	—	283
Loss on investments in debt securities	—	(6)	—	(931)
Loss on residual interest in securitization	—	—	—	(631)
Other income (loss)	(1,139)	1,350	2,255	2,295

Total non-interest income	133	5,536	6,207	10,285

Operating expenses:
Compensation and benefits	7,578	5,161	19,891	26,241
Occupancy and equipment	769	795	2,330	2,568
General and administrative expenses	2,580	2,500	10,654	8,036

Total operating expenses	10,927	8,456	32,875	36,845

Income (loss) before income taxes	(18,893)	10,159	(50,477)	31,300
Income tax expense (benefit)	(6,957)	2,580	(17,948)	11,656

Net income (loss) before noncontrolling interest	(11,936)	7,579	(32,529)	19,644
Net loss attributable to noncontrolling interest	1,674	—	1,674	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$(10,262)	$7,579	$(30,855)	$19,644

Basic income (loss) per share	$(0.21)	$0.16	$(0.63)	$0.41
Diluted income (loss) per share	(0.21)	0.16	(0.63)	0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2009	$486	$608,996	$(24,823)	$(1,078)	$(2,026)	$581,555	$—
Net loss	—	—	(30,855)	—	—	(30,855)	(1,674)
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $383	—	—	—	—	587	587	—
Net unrealized derivatives gains, net of tax expense of $134	—	—	—	—	532	532	—

Total comprehensive income						(29,736)
Contributions from noncontrolling interest	—	—	—	—	—	—	5,678
Issuance of restricted stock	6	(6)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(33)	—	(33)	—
Amortization of restricted common stock awards	—	3,239	—	—	—	3,239	—
Amortization of stock option awards	—	2,481	—	—	—	2,481	—

Balance at September 30, 2009	$492	$614,710	$(55,678)	$(1,111)	$(907)	$557,506	$4,004

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2008	$434	$551,704	$(47,221)	$(763)	$(1,464)	$502,690	$—
Net income	—	—	19,644	—	—	19,644	—
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $154	—	—	—	—	369	369	—
Net unrealized derivatives gains, net of tax benefit of $47	—	—	—	—	119	119	—

Total comprehensive income						20,132
Net proceeds from issuance of common stock	52	48,839	—	—	—	48,891	—
Shares reacquired from employee transactions	—	—	—	(146)	—	(146)	—
Amortization of restricted common stock awards	—	4,468	—	—	—	4,468	—
Amortization of stock option awards	—	1,714	—	—	—	1,714	—

Balance at September 30, 2008	$486	$606,725	$(27,577)	$(909)	$(976)	$577,749	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(30,855)	$19,644
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	94,061	20,294
Depreciation and amortization and accretion	(8,600)	(6,769)
Amortization of debt issuance costs	4,975	3,552
Equity compensation expense	5,719	6,182
Net loss on investments in debt securities	—	931
Net loss on residual interest in securitization	—	631
Net loss (gain) on sale of loans and securities	—	(283)
Gain on repurchase of debt	(4,696)	2,321
Loss on sale of other real estate owned		—
Loss on other real estate owned		—
Net change in deferred income taxes	(26,142)	(16,220)
Net change in loans held-for-sale	(3,072)	69,057
Net change in interest receivable	2,166	2,491
Net change in other assets	2,815	1,742
Net change in accrued interest payable	(6,365)	(7,369)
Net change in accounts payable and other liabilities	(5,147)	(23,986)

Net cash provided by operating activities	24,859	72,218

Cash flows from investing activities:
Net change in restricted cash	(25,455)	10,576
Net change in loans	207,522	(129,063)
Proceeds from the sale of other real estate owned	4,049	—
Proceeds from repayments of debt securities available-for-sale	221	1,253
Proceeds from sale of debt securities available-for-sale	—	29,737
Acquisition of property and equipment	13	(43)

Net cash provided by (used in) investing activities	186,350	(87,540)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	48,891
Repayments under repurchase agreements, net	—	(63)
Borrowings on credit facilities	47,618	581,898
Repayment of borrowings on credit facilities	(179,193)	(719,607)
Borrowings on term debt	38,125	402,000
Repayment of borrowings on term debt	(133,686)	(236,620)
Payment of deferred financing costs	(3,190)	(4,333)
Purchase of treasury stock	(34)	(146)

Net cash provided by (used in) financing activities	(230,360)	72,020

Net increase (decrease) in cash during the period	(19,151)	56,698
Cash and cash equivalents at beginning of period	50,279	76,155

Cash and cash equivalents at end of period	$31,128	$132,853

Supplemental cash flows information:
Interest paid	$40,740	$72,141
Taxes paid	9,181	22,703
Increase in fair value of investments in debt securities	(970)	(523)
Transfers of loans, net to loans held-for-sale	7,909	—
Transfers of loans held-for-sale to loans, net	—	25,325
Transfers of loans held-for-sale to other real estate owned	7,136	—
Transfer of debt from credit facilities to term debt	143,950	—

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of September 30, 2009, this portfolio had an outstanding balance of $43.9 million.

The Company did not originate any new commercial real estate loans during the nine months ended September 30, 2009.

On January 5, 2009, the Company entered into a definitive stock purchase agreement to acquire Southern Commerce Bank, National Association (“Southern Commerce Bank”). On January 12, 2009, the Company applied to the Federal Reserve for approval to acquire Southern Commerce Bank and become a Bank Holding Company. On August 14, 2009, after several amendments to the stock purchase agreement the Company elected to terminate the stock purchase agreement. Concurrent with the termination, the Company withdrew its application to become a bank holding company and related documents filed with the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency.

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

Noncontrolling Interest

During the three months ended September 30, 2009, the Company, as part of the resolution of a commercial real estate loan, created along with an investment vehicle of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a limited liability company to take control of the underlying commercial real estate property. The Company maintains a majority and controlling interest in the limited liability company at a fair value of $5.6 million, net of the noncontrolling interest, as other real estate owned (“OREO”).

The consolidated financial statements include the results of operations of the Company as well as the NCOF’s noncontrolling interest of the limited liability company which owns the OREO. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest represents the minority partner’s equity and accumulated earnings in the limited liability company. The NCOF’s noncontrolling interest has no recourse to the Company.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Recently Adopted Accounting Standards

On June 29, 2009, the FASB issued Accounting Standards Codification (“ASC”) 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. ASC 105-10 became effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification. The Company adopted ASC 105-10 for the interim period ending September 30, 2009. Adoption did not have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification will change the basis for reference to authoritative GAAP guidance, the Company’s footnote disclosures that reference such guidance have been updated to reflect appropriate references to the Codification.

In December 2007, the FASB issued ASC 805(formerly SFAS No. 141(R)), Business Combinations (“ASC 805”). ASC 805 retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. ASC 805 established principles and requirements for financial reporting concerning business combinations. ASC 805 will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805 amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of ASC 805. Implementation of the standard resulted in the Company recognizing $0.3 million and $1.6 million during the three and nine months ended September 30, 2009 of costs incurred in connection with the previously contemplated acquisition of Southern Commerce Bank.

In December 2007, the FASB issued ASC 810 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“ASC 810”). ASC 810 amends ARB 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, ASC 810 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. ASC 810 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position.

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since ASC 815 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard did not affect the Company’s results from operations or financial position.

In June 2008, the FASB issued ASC 260 (formerly Staff Position No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“ASC 260”). ASC 260 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. ASC 260 was effective for the Company on January 1, 2009 and implementation did not have a material effect on the Company’s results from operation or financial position.

In January 2009, the FASB issued ASC 310 (formerly Staff Position No. EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“ASC 310”). ASC 310 amends the impairment guidance of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets,” by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. ASC 310 requires companies to follow the impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits the use of reasonable

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

management judgment of the probability that the holder will be unable to collect all amounts due. ASC 310 is effective prospectively for interim and annual reporting periods ending after December 15, 2008. The Company adopted ASC 310 on January 1, 2009, and the adoption did not have a material effect on the Company’s results from operation or financial position.

In April 2009, the FASB issued ASC 805 (formerly Staff Position No. FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies (“ASC 805”). ASC 805 requires changes to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of transaction costs, certain contingent assets and liabilities, and other balances in a business combination. ASC 805 was effective for the Company on January 1, 2009, and implementation did not have a material effect on the Company’s results from operation or financial position.

In April 2009, the FASB issued ASC 820 (formerly Staff Position No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820”), which became effective for interim and annual periods ending after June 15, 2009. ASC 820 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. Implementation of ASC 820 did not materially affect the Company’s results from operations or financial position.

In April 2009, the FASB issued ASC 825 (formerly Staff Position No.107-1 and APB 28-1), Interim Disclosures About Fair Value of Financial Instruments (“ASC 825”), effective for interim and annual periods ending after June 15, 2009. ASC 825 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.

In April 2009, the FASB issued ASC 320 (formerly FSP No. FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320”). ASC 320 amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Implementation of ASC 320 did not materially affect the Company’s results from operations or financial position.

On May 28, 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), Subsequent Events (“ASC 855-10”). ASC 855-10 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. ASC 855-10 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The Company adopted ASC 855-10 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. The Company evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission for its financial statements. For the period ended September 30, 2009, this date was November 5, 2009.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Note 3. Fair Value

ASC 820, Fair Value Measurements (“ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$3,859	$3,859
Warrants	—	—	1	1
Derivatives (assets)	—	9,792	—	9,792

Total assets recorded at fair value on a recurring basis	$—	$9,792	$3,860	$13,652

Derivatives (liabilities)	$—	$10,275	$—	$10,275

Nonrecurring Basis:
Loans, net	$—	$––	$50,560	$50,560
Loans held-for-sale	3,072	––	—	3,072

Total assets recorded at fair value on a nonrecurring basis	$3,072	$––	$50,560	$53,632

At September 30, 2009, Loans, net measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2009, the Company recorded $18.9 million of specific provision for credit losses related to Loans, net measured at fair value.

At September 30, 2009, Loans held-for-sale consisted of a middle market corporate loan intended to be sold to the NCOF. The fair value of the loan is based on a contractual selling price.

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts for the three and nine months ended September 30, 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

For the three months ended September 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of June 30, 2009	$2,972	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	921	—
Purchases, issuances or settlements	(34)	—

Balance as of September 30, 2009	$3,859	$1

For the nine months ended September 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	970	—
Purchases, issuances or settlements	(136)	(1,999)

Balance as of September 30, 2009	$3,859	$1

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$31,128	$31,128	$50,279	$50,279
Restricted cash	109,618	109,618	84,163	84,163
Loans held-for-sale	3,072	3,072	—	—
Loans, net(1)	2,041,087	1,908,248	2,328,812	2,155,557
Investments in debt securities available-for-sale	3,859	3,859	3,025	3,025
Derivative instruments	9,792	9,792	16,120	16,120
Financial liabilities:
Credit facilities	$135,742	$135,742	$411,267	$411,267
Term debt(2)	1,567,864	1,279,176	1,524,171	1,176,198
Derivatives instruments	10,275	10,275	17,038	17,038

(1)	Fair value was determined as the present value of expected future cash flows discounted at current market interest rates offered by similar lending institutions for loans with similar terms to companies with comparable credit risk.
(2)	Fair value was determined by applying prevailing term debt market interest rates to the Company’s current term debt structure.

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NCOF) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At September 30, 2009 loans held-for-sale consisted of one middle market loan which is intended to be sold to the NCOF.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2009, loans held-for-sale consisted of the following:

September 30, 2009
($ in thousands)
Middle Market Corporate	$3,162

Gross loans held-for-sale	3,162
Deferred loan fees, net	(90)

Total loans held-for-sale	$3,072

The Company did not have any loans classified as held-for-sale at December 31, 2008.

The Company did not sell any loans during the nine months ended September 30, 2009. During the three months ended September 30, 2008, the Company sold one loan for a gain of $1.0 million. During the nine months ended September 30, 2008, the Company sold six loans for an aggregate gain of $1.1 million and transferred loans with an aggregate outstanding balance of $25.3 million from loans held-for-sale to loans held-for-investment.

During the nine months ended September 30, 2009, the Company transferred one $7.1 million commercial real estate loan which was classified as held-for-sale to other real estate owned, recorded a $5.0 million charge-off and recognized a loss of $0.8 million resulting from a decline in fair value of the loan.

During the three months ended September 30, 2008, the Company recorded a loss of $0.1 million on loans held-for-sale at period end. During the nine months ended September 30, 2008, the Company recognized losses of $0.8 million resulting from a decline in fair value of loans held-for-sale.

As of September 30, 2009 and December 31, 2008, loans consisted of the following:

	September 30, 2009	December 31, 2008
	($ in thousands)
Middle Market Corporate	$1,803,933	$2,009,812
Commercial Real Estate	353,763	392,497

Gross loans	2,157,696	2,402,309
Deferred loan fees, net	(16,470)	(20,998)
Allowance for loan losses	(100,139)	(52,499)

Total loans, net	$2,041,087	$2,328,812

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

As of September 30, 2009, the Company had 41 impaired loans with an aggregate outstanding balance of $360.6 million. Nineteen of the impaired loans with an aggregate outstanding balance of $163.2 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by ASC 310 (formerly SFAS No. 15), Accounting for Debtors and Creditors for Troubled Debt Restructurings (“ASC 310”). Twenty-two of the impaired loans with an aggregate outstanding balance of $147.6 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and nine months ended September 30, 2009, the Company recorded $33.3 million and $92.4 million of specific provisions for impaired loans. At September 30, 2009, the Company had a $61.0 million specific allowance for impaired

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

loans with an aggregate outstanding balance of $266.4 million. At September 30, 2009, additional funding commitments for impaired loans totaled $26.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2009, 18 impaired loans and one additional loan with an aggregate outstanding balance of $149.1 million were greater than 60 days past due and classified as delinquent by the Company. Included in the $61.0 million specific allowance for impaired loans was $30.4 million related to delinquent loans.

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

The aggregate average balance of impaired loans during the three and nine months ended September 30, 2009 was $359.9 million and $375.7 million, respectively. The total amount of interest income recognized during the three and nine months ended September 30, 2009 from impaired loans was $7.0 million and $14.9 million, respectively. The amount of cash basis interest income that was recognized for the three and nine months ended September 30, 2009 was $1.8 million and $10.6 million, respectively.

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

A summary of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30,
	2009	2008
	($ in thousands)
Balance, beginning of year	$53,977	$35,487
Provision for credit losses - general	1,621	2,643
Provision for credit losses - specific	92,440	17,651
Loans charged off, net of recoveries	(41,921)	(10,848)
Loans charged off upon transfer to held-for-sale	(5,000)	—

Balance, end of period	$101,117	$44,933

During the nine months ended September 30, 2009 the Company recorded a total provision for credit losses of $94.1 million. The Company increased its allowance for credit losses 244 basis points to 4.69% of gross loans at September 30, 2009 from 2.25% at December 31, 2008. This increase in allowance for credit losses resulted from an increase in the specific allowance for loan losses, overall migration of ratings assigned to the commercial real estate portfolio, as well as increases in loss severity and probability of default factors assigned to risk rated loans, an increase in the environmental supplemental amounts reflecting deteriorating economic and capital market conditions and an increase in outstanding balances.

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

Included in the allowance for credit losses at September 30, 2009 and 2008 is an allowance for unfunded commitments of $1.0 million and $1.4 million for each period, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of September 30, 2009 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates its allowance for credit losses methodology. During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

has increased the probability of default for borrowers with high loan to value ratios. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given the unprecedented market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

During the nine months ended September 30, 2009, the Company sold one asset which was previously classified as OREO as a result of a foreclosure on an impaired real estate loan. During the nine months ended September 30, 2009, the Company recorded a loss of $3.2 million related to this asset to reflect its net fair value.

During the three months ended September 30, 2009, the Company as part of the resolution of a $7.1 million impaired commercial real estate loan took control of the underlying commercial real estate property. The asset was previously classified as “Loans, held-for sale”. The Company recorded a loss of $1.6 million to reflect its fair value. At September 30, 2009, the $5.6 million asset was classified as OREO and included in “Other assets” in the Company’s balance sheet.

Note 5. Restricted Cash

Restricted cash as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)
Collections on loans pledged to credit facilities	$34,070	$65,371
Principal and interest collections on loans held in trust and prefunding amounts	66,166	13,037
Customer escrow accounts	9,382	5,755

Total	$109,618	$84,163

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)
Investments in debt securities - gross	$6,703	$6,839
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,405	$4,541

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2009 and December 31, 2008 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2009:
Other debt obligation(1)	$4,405	$—	$(546)	$3,859

	$4,405	$—	$(546)	$3,859

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

	($ in thousands)
December 31, 2008:
Other debt obligation(1)	$4,541	$—	$(1,516)	$3,025

	$4,541	$—	$(1,516)	$3,025

(1)	Securitization collateralized by future cash flows from multiple property easements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Company did not sell any debt securities during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company sold one debt security at a realized loss of $0.1 million.

The Company did not record any net Other Than Temporary Impairment charges during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company recorded a net “Other Than Temporary Impairment” charge in non-interest income of $0.9 million relating to two debt securities.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$3,859	$3,859
Amortized cost	—	4,405	4,405

Unrealized loss	$—	$546	$546

	December 31, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$3,025	$—	$3,025
Amortized cost	4,541	—	4,541

Unrealized loss	$1,516	$—	$1,516

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at September 30, 2009 and December 31, 2008 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2009, the Company has determined that it is not more likely than not that it will be required to sell the security before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary”.

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2009 and December 31, 2008 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	September 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,405	3,859	4,541	3,025

Total	$4,405	$3,859	$4,541	$3,025

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 7. Residual interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at September 30, 2009 and December 31, 2008.

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

The sale was completed through a newly-formed subsidiary and an existing non-recourse financing arrangement was amended to facilitate the transaction. None of the entities involved in the transaction were deemed to be Qualified Special Purpose Entities (“QSPE”) but all were deemed to be Variable Interest Entities (“VIE”). The Company was deemed to be the primary beneficiary of both the amended financing arrangement and related bankruptcy remote entity but was not considered to be the primary beneficiary of the conduit.

The transfer of the assets was evaluated under ASC 805 (formerly SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“ASC 805”) and deemed to be a sale. The Company obtained the appropriate legal opinions to support the isolation analysis. The transferee was not constrained from pledging or exchanging the assets, and therefore the transferor did not maintain actual control over the financial assets. Finally, the transferor did not have effective control over the financial assets as they did not have the unilateral ability to cause the return of the assets nor an agreement that both entitles and obligates them to repurchase the financial assets.

As noted above, the conduit was deemed to be a VIE, but Company was not considered to be the primary beneficiary as it only has interest in the specific assets that it transferred to the multi-seller conduit under ASC 810 (formerly FASB Interpretation 46(R), Consolidation of Variable Interest Entities) (“ ASC 810”). The Company has no obligation to repurchase non-performing loans, substitute similar performing assets, nor an obligation to reimburse the trust for any costs incurred related to the disposition of non-performing loans.

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

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At September 30, 2009, the interest rate swap agreements had a combined notional value of $12.2 million and had scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2009 and 2008, the Company recorded hedge ineffectiveness of $25,643 and $20,244, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at September 30, 2009 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.6 million. The reclassification is expected to result in additional interest expense.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties consisting primarily of large international financial institutions. The interest rate mitigation products do not qualify for hedge accounting treatment.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The fair values of the Company’s derivative instruments outstanding as of September 30, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$—	Other liabilities	$506
Derivative instruments not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$9,792	Other liabilities	$9,769

The gains and losses on the Company’s derivative instruments during the three months ended September 30, 2009 were as follows:

($ in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$5	Gain (loss) on derivatives	$(224)	Gain (loss) on derivatives	$13

Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$5	Gain (loss) on derivatives

The gains and losses on the Company’s derivative instruments during the nine months ended September 30, 2009 were as follows:

($ in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$21	Gain (loss) on derivatives	$(646)	Gain (loss) on derivatives	$26

Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(7)	Gain (loss) on derivatives

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $9.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4.5 million at September 30, 2009.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its term debt facility with Deutsche Bank AG, New York Branch, then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of September 30, 2009, the Company was in compliance with all of these provisions.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

If the Company had been declared in default of any of these provisions at September 30, 2009, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $8.5 million in the aggregate.

Note 9. Borrowings

Credit Facilities

As of September 30, 2009 the Company had three credit facilities: (i) a $300 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11 million credit facility with Union Bank of California, N.A. The $300 million credit facility with Citicorp was subject to an annual renewal in November 2009. On November 3, 2009, the Company amended its credit facility with Citicorp. The amendment reduced the size of the credit facility to $150 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. On July 15, 2009, the Company amended its credit facility with Wachovia Capital Markets, LLC (“Wachovia”) to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. As of September 30, 2009, the Wachovia credit facility was classified as a term debt facility.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 21, 2009, the Company entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the credit facility to $50 million from $75 million. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At September 30, 2009, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 0.75% at September 30, 2009. As of September 30, 2009, unamortized deferred financing fees were $0.5 million and the outstanding balance was $0.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with a $300 million credit facility agreement with Citigroup Global Markets Realty Corp. On November 19, 2008, the Company entered into a credit facility agreement with Citicorp North America, Inc. which replaced its existing credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility was scheduled to end on November 19, 2009. On November 3, 2009, the Company entered into an amendment to this credit facility that reduced the commitment amount under the facility to $150 million from $300 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. The amendment is effective as of November 17, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At September 30, 2009, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.82% at September 30, 2009. As of September 30, 2009, unamortized deferred financing fees were $3.2 million and the outstanding balance was $126.3 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. On June 22, 2009, the Company entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11 million and extended the maturity date to June 21, 2010. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At September 30, 2009, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.79% at September 30, 2009. As of September 30, 2009, the outstanding balance was $9.5 million.

Term Debt Facilities

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.89% at September 30, 2009. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. On January 15, 2009, the Company entered into a further amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. As of September 30, 2009, unamortized deferred financing fees were $2.1 million and the outstanding balance was $163.5 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

termination event. At September 30, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. The Company receives a loan collateral management fee and will receive a principal distribution when the term debt facility is retired.

On July 15, 2009, the Company amended its credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At September 30, 2009, NewStar was in compliance with all such covenants. On April 17, 2009, the Company entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. Interest on this facility accrues at a variable rate per annum, which was 4.00% at September 30, 2009. As of September 30, 2009, unamortized deferred financing fees were $2.2 million and the outstanding balance was $126.8 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At September 30, 2009, the $317.0 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $348.6 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. If loan collateral in the 2005 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2005 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan.

	Notes originally issued	Outstanding balance September 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$146,519	Libor + 0.28%	July 25, 2018	AAA/Aa2/AAA
Class A-2	80,477	74,795	Libor + 0.30%	July 25, 2018	AAA/Aa2/AAA
Class B	18,750	18,682	Libor + 0.50%	July 25, 2018	AA/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	A/Ba1/A
Class D	24,375	24,287	Libor + 1.50%	July 25, 2018	BBB/B1/BBB-
Class E	24,375	13,525	Libor + 4.75%	July 25, 2018	BB/Caa2/B

	$343,352	$317,041

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At September 30, 2009, the $438.8 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $482.5 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During 2009, the Company repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During the three months ended September 30, 2009, the Company repurchased $1.8 million of the 2006 CLO Trust’s Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan.

	Notes originally issued	Outstanding balance September 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$319,935	Libor +0.27%	March 30, 2022	AAA/Aa2/AAA
Class A-2	40,000	34,093	Libor +0.28%	March 30, 2022	AAA/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/Ba1/A
Class D	25,000	17,750	Libor +1.35%	March 30, 2022	BBB/B1/BBB
Class E	13,750	9,500	Libor +1.75%	March 30, 2022	BBB-/B2/BBB-

	$456,250	$438,778

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2009, the $521.8 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $575.8 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company will receive a principal distribution when the term debt is retired. During the nine months ended September 30, 2009, certain loan collateral in the 2007-1 CLO Trust was categorized as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying defaulted loan balances. Due to the weak economy, the Company expects additional defaults in the 2007-1 CLO Trust. The Company does not expect to receive excess interest spread payments or servicing fees until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Notes originally issued	Outstanding balance September 30, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$328,502	Libor +0.24%	September 30, 2022	AAA/Aa2/AAA
Class A-2	100,000	83,768	Libor +0.26%	September 30, 2022	AAA/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/Ba1/A
Class D	27,000	27,000	Libor +2.30%	September 30, 2022	BBB/Ba3/BBB+

	$546,000	$521,770

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

Note 10. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2009 and December 31, 2008, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2009		December 31, 2008
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,162	145,000	48,466

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2009, all of the shares remained undesignated.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Restricted stock activity for the nine months ended September 30, 2009 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2008	897,957	$14,968
Granted	743,321	1,243
Vested	(35,822)	(108)
Forfeited	(36,481)	(337)

Non-vested as of September 30, 2009	1,568,975	$15,766

The Company’s compensation expense related to restricted stock was $1.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2009 and $1.4 million and $4.5 million, respectively, for the three and nine months ended September 30, 2008. The unrecognized compensation cost of $5.0 million at September 30, 2009 is expected to be recognized over the next two years.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Stock option activity for the nine months ended September 30, 2009 was as follows:

Options
Outstanding as of January 1, 2009	4,268,471
Granted	3,923,750
Exercised	—
Forfeited	2,738,080

Outstanding as of September 30, 2009	5,454,141

Vested as of September 30, 2009	702,107

Exercisable as of September 30, 2009	702,107

For the nine months ended September 30, 2009, the weighted average grant date fair value of options granted was $1.43. As of September 30, 2009, the total unrecognized compensation cost related to nonvested options granted was $4.4 million. This cost is expected to be recognized over a weighted average period of two years. The Company’s compensation expense related to its stock options was $0.9 million and $2.5 million, respectively, for the three and nine months ended September 30, 2009, and $0.7 million and $1.7 million, respectively, for the three and nine months ended September 30, 2008.

Note 11. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Numerator:
Net income (loss)	$(10,262)	$7,579	$(30,855)	$19,644
Denominator:
Denominator for basic income (loss) per common share	49,173	48,525	49,042	48,283

Denominator:
Denominator for diluted income (loss) per common share	49,173	48,525	49,042	48,283

Total weighted average diluted shares	49,173	48,525	49,042	48,283

Weighted average stock options totaling 5,583,862 and 5,374,852, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, due to the fact that the results would be anti-dilutive.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

At September 30, 2009 the Company had unused lines of credit of $243.3 million. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $184.3 million and unfunded commitments related to delayed draw term loans were $38.1 million. $20.9 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $184.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2009, the Company categorized $72.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2009, the Company had $111.6 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2009, revolver usage averaged approximately 42%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $4.7 million and $21.3 million from delayed draw credit facilities during the three and nine months ended September 30, 2009, respectively.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment under ASC 815 (formerly SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities”. Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gain (loss) on derivatives in the consolidated statements of operations.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)
Unused lines of credit	$243,311	$339,230
Standby letters of credit	22,235	32,358
Interest rate mitigation products (notional)	378,967	545,415

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at September 30, 2009 and at December 31, 2008 (See Note 7 for additional information).

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s compensation, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively and $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2009, the Fund’s asset management fees were $0.8 million and $2.2 million, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2008, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At September 30, 2009, the loan balance outstanding and amount of committed funds were $10.0 million and $11.3 million, respectively.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of September 30, 2009, this portfolio had an outstanding balance of $43.9 million.

Market Conditions

While the economy remains weak, economic conditions improved in the third quarter of 2009, showing signs of improvement as GDP growth resumed following a year of steady contraction. While volumes in the loan market remain low, we are seeing areas of improvement, such as the strong rebound of the high-yield market.

Increasing loan values have also led to some improvement in the CLO market where bonds are now trading at higher levels. We expect this favorable trend to continue if there is positive investor sentiment of the macro-economy, default expectations recalibrate, spreads tighten across other types of asset-backed securities and corporate credit continues to improve into 2010.

Although the economy has improved, amendments and renewals of our existing credit facilities obtained in 2009 have been at lower committed amounts, higher interest rates and provide lower advance rates than similar transactions completed in prior periods. While we have been negatively impacted by the trend toward higher cost of borrowing and lower leverage, we believe that we have also benefitted from these market conditions by re-pricing our existing loans when possible, and originating new loans when possible at significantly higher yields and in many cases on more favorable terms.

During the third quarter of 2009, the negative credit migration in our loan portfolio moderated, but the difficult economic conditions continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. As such, we continued to increase our allowance for credit losses. We are closely monitoring the credit quality of our loans. We expect additional loan delinquencies, non-accruals, and charge offs to occur due to weak economic conditions.

As a result of the current market and funding conditions, opportunities in the commercial real estate market have slowed, and the quality of our commercial real estate loans’ underlying collateral has declined. Should we foreclose on any of our commercial real estate loans, our recovery rates would be negatively impacted by these market and funding conditions. Moreover, refinancing current real estate loans has been and will continue to be difficult. We have not originated any new commercial real estate loans since the first quarter of 2008.

Recent Developments

Bank-Related

On August 14, 2009, the Company terminated the stock purchase agreement previously entered into on January 5, 2009 to acquire Southern Commerce Bank. Concurrent with the termination, the Company withdrew its application to become a bank holding company and related documents filed with the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency.

Liquidity

On November 3, 2009, we amended our credit facility with Citicorp North America, Inc. (“Citicorp”), which reduced the commitment amount under the facility to $150 million from $300 million and extended the facility’s liquidity line until November 2010, completing the annual renewal. The amendment is effective as of November 17, 2009.

On July 15, 2009, we amended our credit facility with Wachovia Capital Markets, LLC (“Wachovia”) to convert it from a $200 million facility to a $145.7 million secured term debt facility maturing on July 15, 2012.

Credit

As of September 30, 2009, we had 41 loans with an aggregate outstanding balance of $360.6 million classified as impaired. Twenty-two of these impaired loans with an outstanding balance of $147.6 million were on non-accrual status as of September 30, 2009. During the three months ended September 30, 2009, we recorded $33.3 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NewStar’s basic and diluted loss per share for the three and nine months ended September 30, 2009 was $0.21 and $0.63, respectively, on a net loss of $10.3 million and $30.9 million, respectively, compared to net income per share of $0.16 and $0.41, respectively, on net income of $7.6 million and $19.6 million, respectively, for the three and nine months ended September 30, 2008. Our managed loan portfolio was $2.7 billion at September 30, 2009. During the nine months ended September 30, 2009, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) decreased $17.6 million to $543.6 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 5.99% and 6.05% for the three and nine months ended September 30, 2009, compared to 7.32% and 7.76% for the three and nine months ended September 30, 2008. The decrease from 2008 to 2009 in loan portfolio yield was primarily driven by a decrease in three-month LIBOR over the prior year, the increase of loans on non-accrual status and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.16% and 3.88% for the three and nine months ended September 30, 2009, compared to 3.90% and 4.09% for the three and nine months ended September 30, 2008. The primary factors impacting net interest margin were changes in three-month LIBOR, non-accrual loans, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 41.57% and 42.08% for the three and nine months ended September 30, 2009, compared to 27.66% and 41.66% for the three and nine months ended September 30, 2008. The increase in our efficiency ratio for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to an increase in operating expenses due to severance expense, and a decrease in net interest income during the third quarter of 2009 as compared to the third quarter of 2008. The increase in our efficiency ratio during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to a decline in net interest income during 2009.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 4.69% at September 30, 2009 and 1.87% as of September 30, 2008. The allowance for credit losses at September 30, 2009 included a specific allowance of $61.0 million and a general allowance of $39.1 million. The allowance for credit losses at September 30, 2008 included a specific allowance of $11.4 million and a general allowance of $33.5 million. The increase in our specific allowance is primarily due to economic conditions. During 2008, we made minor modifications to our general allowance analysis to simplify and more closely align it with our internal credit ratings, which incorporate our ratings migration and loan default experience. During the second quarter of 2009, we adjusted our allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given current market conditions, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs that are 60 days or more past due, divided by outstanding gross loans, was 6.91% as of September 30, 2009 as compared to 0% as of September 30, 2008. Given prevailing economic and market conditions, we expect the delinquent loan rate to increase as weak economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due, divided by outstanding gross loans, was 1.69% as of September 30, 2009 as compared to 0% as of September 30, 2008. Given prevailing economic and market conditions, we expect the delinquent accruing loan rate to increase as weak economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes that there is reasonable doubt as to collectibility in the normal course of business. The non-accrual loan rate was 6.84% as of September 30, 2009 and 1.10% as of September 30, 2008. As of September 30, 2009 and 2008 the aggregate outstanding value of non-accrual loans was $147.6 million and $26.4 million, respectively. Given prevailing economic and market conditions, we expect the non-accrual loan rate to increase as weak economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 7.08% as of September 30, 2009 and 1.39% as of September 30, 2008. As of September 30, 2009 and 2008 the sum of the aggregate outstanding value of non-accrual loans was $153.2 million and $33.4 million, respectively. Given prevailing economic and market conditions, we expect the non-performing asset rate to increase as weak economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate

Net charge off rate as a percentage of loan portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three and nine months ended September 30, 2009, the net charge off rate was 3.27% and 2.91%, compared to 0.87% and 0.81% for the three and nine months ended September 30, 2008. We expect the net charge off rate to increase as economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three and nine months ended September 30, 2009 as we had net losses. Return on average assets was 1.15% and 1.00% for the three and nine months ended September 30, 2008.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three and nine months ended September 30, 2009 as we had net losses. Return on average equity was 5.26% and 4.68% for the three and nine months ended September 30, 2008.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Net interest income:
Interest income	$33,675	$44,903	$104,626	$142,925
Interest expense	9,197	19,864	34,374	64,771

Net interest income	24,478	25,039	70,252	78,154
Provision for credit losses	32,577	11,960	94,061	20,294

Net interest income (loss) after provision for credit losses	(8,099)	13,079	(23,809)	57,860

Non-interest income:
Fee income	388	725	1,242	3,652
Asset management income	758	1,699	2,218	4,826
Gain on derivatives	126	746	492	791
Gain on sale of loans and debt securities	—	1,022	—	283
Loss on investments in debt securities	—	(6)	—	(931)
Loss on residual interest in securitization	—	––	—	(631)
Other income (expense)	(1,139)	1,350	2,255	2,295

Total non-interest income	133	5,536	6,207	10,285

Operating expenses:
Compensation and benefits	7,578	5,161	19,891	26,241
Occupancy and equipment	769	795	2,330	2,568
General and administrative expenses	2,580	2,500	10,654	8,036

Total operating expenses	10,927	8,456	32,875	36,845

Income (loss) before income taxes	(18,893)	10,159	(50,477)	31,300
Income tax expense (benefit)	(6,957)	2,580	(17,948)	11,656

Net income (loss) before noncontrolling interest	(11,936)	7,579	(32,529)	19,644
Net loss attributable to noncontrolling interest	1,674	—	1,674	—

Net income (loss)	$(10,262)	$7,579	$(30,855)	$19,644

Comparison of the Three Months Ended September 30, 2009 and 2008

Interest income. Interest income decreased $11.2 million, to $33.7 million for the three months ended September 30, 2009 from $44.9 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.73% from 7.00%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status. Average three-month LIBOR decreased from 2.91% for the three months ended September 30, 2008 to 0.40% for the three months ended September 30, 2009.

Interest expense. Interest expense decreased $10.7 million, to $9.2 million for the three months ended September 30, 2009 from $19.9 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 2.10% from 4.04% was primarily attributable to a decrease in three-month LIBOR and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin increased to 4.16% for the three months ended September 30, 2009 from 3.90% for the three months ended September 30, 2008. The increase in net interest margin was primarily due to an increase in interest yields on 2009 re-pricings and a decrease in our average cost of interest bearing liabilities, partially offset by a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans. The decrease in yield and cost is primarily due to a decrease in LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.63% from 2.97%. LIBOR floor provisions included in our customer contracts and an increase in interest spreads offset our increasing cost of funds during the third quarter, resulting in a net gain of 20 basis points to the net interest margin. The net interest margin was further impacted by non-accrual loans which contributed an additional nine basis point loss.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,333,502	$33,675	5.73%	$2,551,689	$44,903	7.00%
Total interest bearing liabilities	1,738,064	9,198	2.10	1,958,274	19,864	4.04

Net interest spread		$24,478	3.63%		$25,039	2.97%

Net interest margin			4.16%			3.90%

Provision for credit losses. The provision for credit losses increased to $32.6 million for the three months ended September 30, 2009 from $12.0 million for the three months ended September 30, 2008. The increase in the provision was primarily due to $33.3 million of specific provisions recorded during the three months ended September 30, 2009 for impaired loans.

In accordance with ASC 310 (formerly SFAS No. 5, Accounting for Contingencies), a base allowance is provided for loans that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottoms-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses.

On at least a quarterly basis, loans are internally risk-rated based on individual credit criteria, including loan type, loan structures (including balloon and bullet structures common in the Company’s Middle Market Corporate and Commercial Real Estate cash flow loans), borrower industry, payment capacity, location and quality of collateral if any (including the Company’s Commercial Real Estate loans). Borrowers provide the Company with financial information on either a monthly or quarterly basis. Ratings, corresponding assumed default rates and assumed loss severities are dynamically updated to reflect any changes in borrower condition or profile.

For Middle Market Corporate loans, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, contains only middle market loans and incorporates attributes relevant to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

For Commercial Real Estate loans, the Company employs two mechanisms to capture the impact of industry and economic conditions. First, a loan’s risk rating, and thereby its assumed default likelihood, can be adjusted to account for overall commercial real estate market quality. Second, to the extent that economic or industry trends adversely affect a borrower’s loan-to-value ratio enough to impact its repayment ability, the Company applies a stress multiplier to the loan’s probability of default. The multiplier is designed to account for default characteristics that are difficult to quantify when market conditions cause commercial real estate prices to decline.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonable check on the allowance for credit losses computation.

In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy that during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at September 30, 2009 and December 31, 2008 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Healthcare, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $5.4 million, to $0.1 million for the three months ended September 30, 2009 from $5.5 million for the three months ended September 30, 2008. The decrease is primarily due to a $1.6 million decline in the fair value of other real estate owned at the end of the quarter, as well as the loss of $1.7 million attributable to the consolidation of the noncontrolling interest of the entity which owns the other real estate owned, a $0.9 million decrease in asset management income, a $0.6 million decrease in gain on derivatives, a $0.3 million decrease in fee income, and a $1.0 million gain on sale of loans and debt securities during the three months ended September 30, 2008, partially offset by a $1.2 million gain recognized in connection with the repurchase of debt.

Operating expenses. Operating expenses increased $2.5 million, to $10.9 million for the three months ended September 30, 2009 from $8.5 million for the three months ended September 30, 2008. Employee compensation and benefits increased $2.4 million primarily due to severance expense and an increase in incentive compensation, partially offset by lower headcount. General and administrative expenses and occupancy and equipment expenses were approximately equal.

Income taxes. For the three months ended September 30, 2009 and 2008, we provided for income taxes based on an effective tax rate of 37% and 25%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering. As of September 30, 2009 and December 31, 2008, we had net deferred tax assets of $56.9 million and $31.2 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered all available evidence, both positive and negative, in determining that a valuation allowance of $0.2 million was needed at September 30, 2009. Examples of positive and negative evidence considered include our recent history of paying taxes, trends in its earnings, positive financial ratios (including levels of capital that we believe is sufficient to withstand the current economic environment), and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. We also considered in our assessment the level of income taxes paid in previous periods of $29.9 million in 2008 and $7.3 million in 2007, and the timing of reversals of existing deferred tax liabilities. We had pre-tax income of $38.5 million for the year ended December 31, 2008, and net losses of $10.6 million and $29.6 million for the years ended December 31, 2007 and 2006. Included in these amounts are expenses related to the IPO of $32.3 million in 2006. Additionally, 2007 results reflect the sale of the majority of its structured products securities and loans to a third party in June 2007, which resulted in a loss of $4.4 million, in addition to $48 million of previously incurred impairment losses. Subsequent to December 31, 2007, we discontinued the origination of structured products. We hold one investment security available for sale at September 30, 2009 with a carrying value of $3.9 million related to structured products. We noted that these factors, which drove the losses in 2007 and 2006, reflect positive evidence when added back to pre-tax income. Additionally, we evaluated our business plans and results during our forecast period of future taxable income. Such consideration included liquidity, earnings results (including anticipated level of credit losses over a reasonable period of time), available sources of funding and capital from existing sources. Our forecast utilized in our September 30, 2009 analysis included a sufficient level of earnings over a reasonable period of time.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon carryback availability, the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at September 30, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Interest income. Interest income decreased $38.3 million, to $104.6 million for the nine months ended September 30, 2009 from $142.9 million for the nine months ended September 30, 2008. The decrease was primarily due to an decrease in the yield on average interest earning assets to 5.77% from 7.47%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status.

Interest expense. Interest expense decreased $30.4 million, to $34.4 million for the nine months ended September 30, 2009 from $64.8 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in our cost of borrowings. The decrease in our cost of borrowings, to 2.52% from 4.37% was primarily attributable to a decrease in three-month LIBOR, negotiated lower borrowing spreads on our credit facilities and increased use of lower cost term debt securitizations.

Net interest margin. Net interest margin decreased to 3.88% for the nine months ended September 30, 2009 from 4.09% for the nine months ended September 30, 2008. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2009 new loan originations and re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.26% from 3.10%. The decline in LIBOR negatively impacted the net interest margin, which was partially offset by LIBOR floor provisions included in our customer contracts. The net interest margin was further impacted by non-accrual loans, offset by an increase in interest spreads.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,423,370	$104,626	5.77%	$2,554,199	$142,925	7.47%
Total interest bearing liabilities	1,827,003	34,374	2.52	1,978,561	64,771	4.37

Net interest spread		$70,251	3.26%		$78,154	3.10%

Net interest margin			3.88%			4.09%

Provision for credit losses. The provision for credit losses increased to $94.1 million for the nine months ended September 30, 2009 from $20.3 million for the nine months ended September 30, 2008. The increase in the provision was primarily due to $92.4 million of specific provisions recorded during the nine months ended September 30, 2009 for impaired loans.

Non-interest income. Non-interest income decreased $4.1 million, to $6.2 million for the nine months ended September 30, 2009 from $10.3 million for the nine months ended September 30, 2008. The decrease is primarily due to a $2.4 million decrease in fee income, a $2.6 million decrease in asset management income, a $2.3 million decline in fair value of other real estate owned at the end of the quarter, as well as the loss of $1.7 million attributable to the consolidation of the noncontrolling interest of the entity which owns the other real estate owned, a $1.9 million loss on the sale of other real estate owned, and a $2.3 million gain recognized in connection with the repurchase of debt during the nine months ended September 30, 2008, partially offset by a $4.5 million gain recognized in connection with the repurchase of debt during the nine months ended September 30, 2009, and a $3.3 million gain on sale of an equity instrument.

Operating expenses. Operating expenses decreased $4.0 million, to $32.9 million for the nine months ended September 30, 2009 from $36.8 million for the nine months ended September 30, 2008. Employee compensation and benefits decreased $6.4 million primarily due to a decrease in incentive compensation, a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount, partially offset by severance costs. General and administrative expenses increased $2.6 million due primarily to $1.6 million of costs incurred with the potential acquisition of Southern Commerce Bank and loan workout costs of $1.4 million. Occupancy and equipment expenses decreased $0.2 million.

Income taxes. For the nine months ended September 30, 2009 and 2008, we provided for income taxes based on an effective tax rate of 36% and 37%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete tax item. During the first quarter of 2009, options issued to former members of our management team expired and reduced our income tax benefit for the year by $1.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. We intend to seek additional sources of liquidity in the fourth quarter of 2009 to fund our loan portfolio and continuing operations, which we expect will include the issuance of corporate debt. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio. We may need to raise additional capital through the incurrence of indebtedness or issuance of equity based on various factors, including if the level of non-accrual loans increases faster than expected, we are unable to fund certain loans with credit facilities, or if our cash flow from operations is lower than expected. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

We continue to experience higher costs of borrowing and pressure to reduce leverage. Credit facility renewals and amendments to existing credit facilities in 2009 have been and we expect they will continue to be more expensive at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 and 2008 have resulted in or, in the case of our recent amendment to our Citicorp facility, will require the use of cash to repay advances. Lower committed amounts under our credit facilities will limit our ability to borrow funds to support future loan growth.

Cash and Cash Equivalents

As of September 30, 2009 and December 31, 2008, we had $31.1 million and $50.3 million, respectively, in cash and cash equivalents. Cash received from our November 2007 private placement represented a large portion of our cash balance at September 30, 2009. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $109.6 million and $84.2 million of restricted cash as of September 30, 2009 and December 31, 2008, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2009.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes that there is reasonable doubt as to collectibility in the normal course of business, it is our policy to place the loan on non-accrual status. It is our intention that if a loan financed by a term debt securitization is placed on non-accrual status, the loan will remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2009, we had 41 impaired loans with an aggregate outstanding balance of $360.6 million. Nineteen of the impaired loans with an aggregate outstanding balance of $163.2 million have been restructured and classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Twenty-two of the impaired loans with an aggregate outstanding balance of $147.6 million were on non-accrual status. Eighteen of the impaired loans and one additional loan with an aggregate outstanding balance of $149.1 million were greater than 60 days past due and classified as delinquent. During the three and nine months ended September 30, 2009, we recorded $33.3 million and $92.4 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $30.4 million related to delinquent loans. Moreover, the economic recession has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect to experience additional loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to current economic conditions and as our portfolio continues to season.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for losses inherent in our loan portfolio. Our allowance for loan losses as of September 30, 2009 and December 31, 2008 was $100.1 million and $52.5 million, or 4.64% and 2.19% of loans, gross, respectively. As of September 30, 2009, we also had a $1.0 million allowance for unfunded commitments, resulting in an allowance for credit losses of 4.69%.

The allowance for credit losses is based on a review of the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third-party data believed reflective of the underlying credit losses being estimated.

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 was as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
	($ in thousands)
Balance as of beginning of period	$52,498	$33,387
Provision for loan losses	2,121	7,990
Specific provision for loan losses	92,440	30,855
Net charge offs	(41,921)	(19,734)
Charge offs upon transfer to loans held-for-sale	(5,000)	—

Balance as of end of period	100,138	52,498
Allowance for losses on unfunded loan commitments	979	1,479

Allowance for credit losses	$101,117	$53,977

During the nine months ended September 30, 2009 we recorded a total provision for credit losses of $94.1 million. The Company increased its allowance for credit losses 244 basis points to 4.69% of gross loans at September 30, 2009 from 2.25% at December 31, 2008.

Borrowings and Liquidity

As of September 30, 2009 and December 31, 2008, we had outstanding borrowings totaling $1.7 billion and $1.9 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of September 30, 2009, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$361,000	$135,742	$225,258	2009 – 2011
Term debt (1)	1,741,345	1,567,864	173,481	2012 – 2022

Total	$2,102,345	$1,703,606	$398,739

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at September 30, 2009, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of September 30, 2009 the Company had three credit facilities: (i) a $300.0 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11.0 million credit facility with Union Bank of California, N.A. Our $300.0 million credit facility with Citicorp was subject to an annual renewal in November 2009. On November 3, 2009, we amended our credit facility with Citicorp. The amendment reduced the size of the credit facility to $150 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. On July 15, 2009, we amended our credit facility with Wachovia Capital Markets, LLC (“Wachovia”), to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. As of September 30, 2009, the Wachovia credit facility was classified as a term debt facility.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $0 and unamortized deferred financing fees of $0.5 million as of September 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 0.75% at September 30, 2009. On May 21, 2009, we entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the facility to $50.0 million from $75.0 million.

The Company had a $300.0 million credit facility agreement with Citicorp that had an outstanding balance of $126.3 million and unamortized deferred financing fees of $3.2 million as of September 30, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.82% at September 30, 2009. On November 19, 2008, we entered into a credit facility agreement with Citicorp, which replaced our existing $400 million credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility was scheduled to end on November 19, 2009. On November 3, 2009, we entered into an amendment to this credit facility that reduced the commitment amount under the facility to $150 million from $300 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. The amendment is effective as of November 17, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million.

On July 29, 2008, the Company entered into a $15.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $11.0 million as of September 30, 2009. On June 22, 2009, we entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11.0 million and extended the maturity date to June 21, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.79% at September 30, 2009.

Term Debt Facilities

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank, A.G. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, we entered into an amendment to this term debt financing agreement which increased the facility to $400 million. On January 15, 2009 we entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.89% at September 30, 2009. As of September 30, 2009, the outstanding balance was $163.5 million and unamortized deferred financing fees were $2.1 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. As of September 30, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. We receive a loan collateral management fee and will receive a principal distribution when the term debt facility is retired.

On July 15, 2009, we amended our credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. Interest on this facility accrues at a variable rate per annum, which was 4.00% at September 30, 2009. As of September 30, 2009, the outstanding balance was $126.8 million and unamortized deferred financing fees were $2.2 million. On April 17, 2009, we entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. On May 21, 2009, we extended the maturity of our annual renewal with Wachovia from June 1, 2009 to July 15, 2009. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

Term Debt Securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $348.6 million at September 30, 2009. Outstanding drawn notes at September 30, 2009 were $317.0 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period that ended in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of these downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. If loan collateral in the 2005 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2005 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$146,519	0.28%	AAA/Aa2/AAA
Class A-2	80,477	74,795	0.30	AAA/Aa2/AAA
Class B	18,750	18,682	0.50	AA/A2/AA
Class C	39,375	39,233	0.85	A/Ba1/A
Class D	24,375	24,287	1.50	BBB/B1/BBB-
Class E	24,375	13,525	4.75	BB/Caa2/B

Total notes	343,352	317,041
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$348,579

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $482.5 million at September 30, 2009. Outstanding drawn notes at September 30, 2009 were $438.8 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, we repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During the three months ended September 30, 2009, we repurchased $1.8 million of the 2006 CLO Trust’s Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the loan collateral management fee and excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the non-accrual loan.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$319,935	0.27%	AAA/Aa2/AAA
Class A-2	40,000	34,093	0.28	AAA/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	A/Ba1/A
Class D	25,000	17,750	1.35	BBB/B1/BBB
Class E	13,750	9,500	1.75	BBB-/B2/BBB-

Total notes	456,250	438,778
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$482,528

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $575.8 million at September 30, 2009. Outstanding drawn notes at September 30, 2009 were $521.8 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We will receive a principal distribution when the term debt is retired. During the second quarter of 2009, certain loan collateral in the 2007-1 CLO Trust was categorized as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying defaulted loan balances. Due to the weak economy, we expect additional defaults in the 2007-1 CLO Trust. We do not expect to receive excess interest spread payments or servicing fees until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$328,502	0.24%	AAA/Aa2/AAA
Class A-2	100,000	83,768	0.26	AAA/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	A/Ba1/A
Class D	27,000	27,000	2.30	BBB/Ba3/BBB+

Total notes	546,000	521,770
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$575,770

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

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

At September 30, 2009, we had $243.3 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $184.3 million and unfunded commitments related to delayed draw term loans were $38.1 million. $20.9 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $184.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2009, we categorized $72.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2009, we had $111.6 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2009, revolver usage averaged approximately 42%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $4.7 million and $21.3 million from these credit facilities during the three and nine months ended September 30, 2009, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2009 we had $22.2 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2009, the notional value of the interest rate mitigation products was $379.0 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at September 30, 2009. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. The change in the fair value of the residual interest is recorded in the consolidated statement of operations.

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

As of September 30, 2009 and December 31, 2008, investments in debt securities available-for-sale totaled $3.9 million for each period. At September 30, 2009 and December 31, 2008, our net unrealized loss on those debt securities totaled $0.5 million and $1.5 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2009. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$2,325
Increase of	100	(2,249)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $2.3 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $2.2 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $782.1 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 5.	Other Information.

On November 3, 2009, the Company entered into the Second Omnibus Amendment to the Note Purchase Agreement by and among NewStar Warehouse Funding 2005 LLC, as the issuer and the purchaser, the Company, as the seller and servicer, Citicorp North America, Inc., as the initial note purchaser agent, Citibank, N.A., as the new note purchaser agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto. The amendment to the facility becomes effective on November 17, 2009.

The Amendment amends the existing credit facility with Citicorp to, among other things:

•	Reduce the commitment amount under the facility to $150,000,000 from $300,000,000;

•	Eliminate all concentration limits for loans financed by the credit facility;

•	Renew the annual liquidity line until November 16, 2010;

•	Eliminate the Company’s ability to contribute new assets without the note purchaser agent’s consent; and

•	Reduce the advance rate to 50% from 60%.

The effectiveness of the amendment is subject to certain customary conditions, including the accuracy of the representations and warranties of the parties on the date of effectiveness.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: November 5, 2009	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, the Company, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, U.S. Bank National Association, and Lyon Financial Services.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.