Form 10-K
period 2009-12-31
NewStar Financial, Inc.
filed 2010-03-08
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33211

NewStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2157878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1250, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 848-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $52,717,463, based on the number of shares held by non-affiliates of the registrant as of June 30, 2009, and based on the reported last sale price of common stock on June 30, 2009. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 3, 2010, 49,869,512 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 12, 2010 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

We are a Delaware corporation. Our principal executive office is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.

Overview

We are a commercial finance company that provides customized debt financing solutions to middle-market businesses and commercial real estate borrowers and manages investment funds for large institutional investors. We principally focus on the direct origination of loans that meet our risk and return parameters. Our direct origination efforts target mid-sized companies, private equity sponsors, corporate executives, regional banks, and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to our customers’ management, enhances our due diligence, and allows significant input into our customers’ capital structure and direct negotiation of transaction pricing and terms. We employ highly experienced origination, credit and finance professionals to identify and structure our transactions. We believe that the quality of our professionals, their ability to develop creative solutions and our efficient, comprehensive credit approval process position us to be a preferred lender for mid-sized borrowers.

We specialize in providing senior debt products to mid-sized borrowers. Our loans and other debt products typically range in size from $5 million to $20 million. We also selectively arrange larger transactions, which we may hold on our balance sheet or syndicate to the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), a private debt fund, and other third-parties, thereby allowing us to provide more debt capital to our customers and generate fee income while limiting our exposure. As such, from time to time our balance sheet exposure to certain loans and other debt products may exceed $20 million.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products. We manage the remaining structured products portfolio within our Middle Market Corporate lending group. As of December 31, 2009, this portfolio had an outstanding balance of $40.7 million.

We did not originate any new commercial real estate loans during the year ended December 31, 2009.

As of December 31, 2009, our portfolio of loans and other debt products, which we refer to as our loan portfolio, totaled approximately $2.3 billion of funding commitments, representing $2.0 billion of balances outstanding and $0.3 billion of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2009, senior debt constituted 95.9% of our portfolio. We classify our portfolio as 84.3% Middle Market Corporate and 15.7% Commercial Real Estate.

We manage the NCOF, which has the opportunity to invest in loans and other debt products originated or acquired by us. The NCOF raised $150.0 million of equity from third-party institutional investors and had a $400.0 million committed credit facility. As of December 31, 2009, the NCOF’s and NCOF CLO II’s (defined below) loan portfolio had total funding commitments and balances outstanding of approximately $566.9 million and $542.5 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $2.9 billion of commitments and $2.6 billion of balances outstanding as of December 31, 2009.

On December 17, 2007, the NewStar Credit Opportunities Funding II (the “NCOF CLO II”) securitization closed. This securitization is a $560.0 million cash flow collateralized loan obligation managed by us. The NCOF CLO II is comprised of $450.0 million AAA/Aaa—rated floating rate notes, of which $161.0 million benefit from a financial guaranty. The NCOF CLO II assets include a diversified portfolio of primarily senior secured corporate loans. Concurrent with the closing of NCOF CLO II, NCOF reduced its committed credit facility from $400.0 million to $150.0 million. On October 31, 2008, the credit facility expired and was not renewed.

Recent Developments

On November 3, 2009, we amended our credit facility with Citicorp North America, Inc. (“Citicorp”), which reduced the commitment amount under the facility to $150 million from $300 million and extended the facility’s liquidity line until November 2010, completing the annual renewal. The amendment was effective as of November 17, 2009. The credit facility is scheduled to mature on November 7, 2011.

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., an affiliate of Fortress Investment Group (“Fortress”). Under the terms of the note agreement, Fortress agreed to provide a $75 million revolving credit facility. The credit facility is scheduled to mature on July 5, 2013.

On January 7, 2010, we completed a $275.0 million term debt securitization, net of a $3.4 million discount. As part of the securitization, investors purchased approximately $190.5 million of floating-rate asset-backed notes. We retained the remaining $87.9 million of notes. The notes are expected to mature on July 30, 2018. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

On January 25, 2010, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Lending Groups

Our lending activities are organized into two specialized lending groups: Middle Market Corporate and Commercial Real Estate.

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

We source our loans primarily through direct origination efforts by our bankers. Our bankers establish and maintain relationships with mid-sized companies, private equity firms, corporate executives, regional banks, other non-bank “club” lenders, mid-sized consumer and commercial finance companies, and investment and commercial banks. To a lesser extent, we also source debt products by participating with other lenders in syndicated transactions.

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

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $5 million to $20 million. We also have the ability to arrange significantly larger transactions which we syndicate to others. As a result of that syndication activity our balance sheet exposure to certain loans and other debt products may exceed $20 million from time to time as reflected in “Loans held-for-sale” which are amounts in excess of our target position. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however, some of our loans are fixed rate.

In determining our corporate borrowers’ ability to repay the loan, we consider several factors, including the borrowers’:

•	equity sponsorship and capital structure;

•	management strength and experience;

•	market position;

•	historical and projected profitability;

•	balance sheet strength and liquidity;

•	ability to withstand competitive challenges; and

•	relationships with customers and suppliers.

Borrowers are typically subject to a number of financial covenants during the term of the loan. These covenants generally may include one or more of the following:

•	maximum ratio of senior debt and total debt to EBITDA;

•	minimum level of EBITDA;

•	minimum fixed charge coverage;

•	minimum interest coverage; and

•	limits on capital expenditures and distributions.

As of December 31, 2009, our Middle Market Corporate loan portfolio totaled $1.9 billion in funding commitments and $1.7 billion in balances outstanding, representing 84.3% of our loan portfolio. This represented 185 transactions with an average balance outstanding of approximately $9.3 million. During 2009, we originated $43.3 million of Middle Market Corporate Loans. Additionally, we originated $77.0 million for the NCOF during 2009.

Commercial Real Estate

Prior to 2009, our Commercial Real Estate group originated, structured and underwrote first mortgage and senior subordinated asset-based debt primarily to finance the acquisition of real estate properties typically valued between $10 million and $50 million.

We sourced our commercial real estate loans and other debt products primarily through property investors, specialized commercial real estate brokers, regional banks and other financial intermediaries.

Our commercial real estate loans typically provide capital for the following purposes:

•	acquisition;

•	lease-up;

•	repositioning and build-out; and

•	refinancing and recapitalization.

We have a selective regional focus on property types where we have significant lending and underwriting experience, including:

•	office;

•	multi-family;

•	retail; and

•	industrial.

Our loans and other debt products typically range in size from $5 million to $20 million. Although we generally limit loan sizes to $17.5 million, our exposure to certain loans and other debt products may exceed $20 million from time to time. Our loans and other debt products typically mature in two to five years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however, some of our loans are fixed rate.

For our commercial real estate loans, we perform due diligence that includes reviewing:

•	sponsor’s history, capital and liquidity, and portfolio of other properties;

•	the property’s historical and projected cash flow;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	borrower’s management.

As of December 31, 2009 our commercial real estate loan portfolio totaled $348.2 million in funding commitments and $320.7 million in balances outstanding, representing 15.7% of our loan portfolio. This represented 32 transactions with an average balance outstanding of approximately $10.0 million. During 2009, we did not originate any new commercial real estate loans. Funding new commercial real estate loans through the capital markets remained difficult in 2009, but we expect to originate new commercial real estate loans if market conditions improve.

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

As of December 31, 2009, first mortgage loans totaled $334.6 million in funding commitments and $306.1 million in balances outstanding, representing 15.0% of our loan portfolio.

Senior secured asset-based

Our senior secured asset-based loans were formerly provided by our Structured Products group, and to a lesser degree by our Middle Market Corporate group, and are secured by a first-priority lien on tangible assets and have a first-priority in right of payment.

As of December 31, 2009, senior secured asset-based loans totaled $35.0 million in funding commitments and $26.5 million in balances outstanding, representing 1.3% of our loan portfolio.

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

As of December 31, 2009, senior secured cash flow loans totaled $1.8 billion in funding commitments and $1.6 billion balances outstanding, representing 79.6% of our loan portfolio.

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

As of December 31, 2009, our senior subordinated asset-based loans and other debt products totaled $40.8 million in funding commitments and balances outstanding, representing 2.0% of our loan portfolio.

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

As of December 31, 2009, we did not have any senior subordinated cash flow loans.

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

As of December 31, 2009, our second lien loans totaled $33.7 million in funding commitments and balances outstanding, representing 1.7% of our loan portfolio.

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

As of December 31, 2009, subordinated debt products and mezzanine loans totaled $7.4 million in funding commitments and balances outstanding, representing 0.4% of our loan portfolio.

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2009		2008		2007
	($ in thousands)
Composition Type
First mortgage	$306,075	15.0%	$370,810	15.4%	$353,755	14.7%
Senior secured asset-based	26,463	1.3	40,969	1.7	56,988	2.4
Senior secured cash flow	1,621,816	79.6	1,884,862	78.2	1,829,734	76.2
Senior subordinated asset-based	40,810	2.0	64,156	2.7	110,719	4.6
Senior subordinated cash flow	—	—	8,182	0.3	14,352	0.6
Second lien	33,680	1.7	33,086	1.4	32,295	1.3
Mezzanine / subordinated	7,369	0.4	7,083	0.3	4,479	0.2

Total	$2,036,213	100.0%	$2,409,148	100.0%	$2,402,322	100.0%

	December 31,
	2009	2008	2007
	($ in thousands)
Composition by Lending Group
Middle Market Corporate	$1,715,554	$2,016,447	$2,021,559
Commercial Real Estate	320,659	392,701	380,763

Total	$2,036,213	$2,409,148	$2,402,322

	December 31, 2009
	Percentage of Middle Market Corporate	Percentage of Loan Portfolio
Middle Market Corporate by Industry
Healthcare	12.2%	10.2%
Manufacturing—consumer non-durable	8.8	7.4
Printing/Publishing	8.4	7.1
Industrial/Other	8.3	7.0
Energy/Chemical services	8.1	6.8
Financial services	7.1	6.0
Other business services	7.0	5.9
Tech services	6.4	5.4
Marketing services	5.9	5.0
Restaurants	4.9	4.2
Building materials	3.6	3.0
Cable/Telecom	3.4	2.8
Environmental services	2.9	2.5
Retail	2.8	2.4
Broadcasting	2.6	2.2
Auto/Transportation	2.2	1.8
Entertainment/Leisure	2.1	1.8
Manufacturing—consumer durable	2.0	1.7
Consumer services	1.3	1.1

Total	100.0%	84.3%

	December 31, 2009
	Percentage of Commercial Real Estate	Percentage of Loan Portfolio
Commercial Real Estate by Property Type
Office	54.3%	8.6%
Multi-family	20.3	3.2
Industrial	13.0	2.0
Retail	7.8	1.2
Other	4.6	0.7

Total	100.0%	15.7%

The table below shows the final maturities of our loan portfolio as of December 31, 2009:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$230,402	$71,963	$3,710	$306,075
Senior secured asset-based	5,000	21,463	—	26,463
Senior secured cash flow	71,598	1,550,218	—	1,621,816
Senior subordinated asset-based	31,512	7,000	2,298	40,810
Senior subordinated cash flow	—	—	—	—
Second lien	3,139	30,541	—	33,680
Mezzanine / subordinated	—	7,369	—	7,369

Total	$341,651	$1,688,554	$6,008	$2,036,213

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2009:

	Fixed- Rate (1)	Adjustable- Rate(2)	Total
	($ in thousands)
First mortgage	$—	$306,075	$306,075
Senior secured asset-based	4,488	21,975	26,463
Senior secured cash flow	31,372	1,590,444	1,621,816
Senior subordinated asset-based	8,494	32,316	40,810
Senior subordinated cash flow	—	—	—
Second lien	—	33,680	33,680
Mezzanine / subordinated	7,369	—	7,369

Total	$51,723	$1,984,490	$2,036,213

(1)	As of December 31, 2009, we had purchased interest-rate protection products in the notional amount of $12.9 million against the $51.7 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2009 we had interest rate floors on $775.0 million of adjustable-rate loans outstanding.

Competition

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We currently compete with a large number of financial services companies, including:

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

Employees

As of December 31, 2009, we employed 61 people compared to 94 people at December 31, 2008. At December 31, 2009, our origination group had 16 employees, including 11 bankers who were either managing directors, directors or vice presidents, and 5 associates and analysts. Our credit organization had 14 employees, including 8 managing directors. Additionally, we employed 31 people who were involved in administrative roles. We believe our relations with our employees are good. We had 60 employees as of March 3, 2010.

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

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written requests should be directed to: Investor Relations, NewStar Financial, Inc., 500 Boylston St., Suite 1250, Boston, Massachusetts 02116.

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

We charged off $72.6 million during the year ended December 31, 2009, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2009, we had delinquent loans of $123.9 million and had 40 loans with an aggregate outstanding balance of $352.4 million classified as impaired. Of these impaired loans, 19 loans with an aggregate outstanding balance of $162.7 million at December 31, 2009 were also on non-accrual status.

Like other commercial lenders, we experience delinquencies, impairments and non-accruals, which may indicate that our risk of credit loss for a particular loan has materially increased. When a loan is over 90 days past due or if management believes it is probable that we will be unable to collect principal and interest contractually owed to us, it is our policy to place the loan on non-accrual status and classify it is as impaired. In certain circumstances, a loan can be classified as impaired, but continue to be performing as a result of a troubled debt restructuring.

As of December 31, 2009, we had an allowance for credit losses of $114.5 million, including specific reserves of $75.4 million. The allowance for credit losses does not include a reserve for impairments on our debt products. Management periodically reviews the appropriateness of our allowance for credit losses. However, the limited history of our loans makes it difficult to judge the expected credit performance of our loans. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may be inaccurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

The disruptions in the global financial markets that began in 2008 have and may continue to increase the number of charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.

Our business, financial condition and results of operations may be adversely affected by the economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Middle Market Corporate group primarily consists of loans to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Commercial Real Estate group, the recent economic slowdown and recession has led to increases in payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions remain unfavorable as they have during recent periods, our non-performing assets are likely to remain elevated and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may continue to decrease the estimated value of the collateral, particularly real estate, securing some of our loans or other debt products. As a result, we may have certain commercial real estate loans that we have not classified as impaired with outstanding balances greater than the estimated value of the underlying collateral. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

The economic recession that began in 2008 has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We expect to experience elevated loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to the recent recession and as our portfolio continues to season. A prolonged economic downturn could lead to loan delinquencies, non-accruals, impairments and charge-offs in our loan portfolio exceeding our allowance for credit losses, which could negatively impact our financial results.

Unfavorable economic conditions have made it more difficult for us to maintain both our new origination volume, the credit quality of new business at levels previously attained and the amounts we are able to recover from borrowers who are unable to fulfill their repayment obligations. These events negatively impacted our results of operations during 2009 and may continue to do so in future periods.

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

We specialize in certain broad industry segments, such as commercial real estate, healthcare and media in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant underwriting expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. If industry segments in which we have a concentration of investments experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2009, balloon and bullet transactions represented 82% of the outstanding balance of our loan portfolio, and most of our revolving loans and some of our term loans and other debt products are bullet transactions. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2009, cash flow transactions comprised $1.6 billion, or 80%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed accepted traditional bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. The risks inherent in cash flow lending include, among other things:

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

We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products that may rank junior to rights of other lenders, representing a higher risk of loss than our other loans and debt products in which we have a first priority position.

To a lesser extent, we provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2009, our second lien and, subordinated/mezzanine loans totaled $41.0 million.

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

As of December 31, 2009, our $150 million credit facility with Citicorp was subject to an annual liquidity renewal in 2010. The credit facility is scheduled to mature on November 7, 2011. If Citicorp decides not to renew its credit facility with us on the respective annual renewal date, our ability to make new borrowings under that credit facility would terminate. In addition, we have another credit facility with a commitment of $50 million that matures in May 2010. During 2009, we entered into amendments to our credit facilities that reduced the size of the facilities by an aggregate amount of $179 million. Additionally, we converted our Wachovia Capital Markets, LLC facility into a $145.7 million three year secured term debt facility, and entered into an amendment that reduced the commitment amount of our term debt facility with Deutsche Bank AG, New York Branch by $150 million prior to its amortization period. Other key terms of these amendments included lower advance rates and pricing increases. Substantially all of our non-securitized loans and other debt products are held in these facilities. Our credit facilities contain customary representations and warranties, covenants, conditions, events of default and termination events that if breached, not satisfied or triggered, could result in termination of the facility. These events of default and termination events include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. Further, all cash flow generated by our loans and other debt products subject to a particular facility would go to pay down our borrowings thereunder rather than to us if we are in default. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders could liquidate or sell all or a portion of our loans and other debt products held in that facility. Also, if we trigger a default or there is a termination event under one facility and that default or termination results in a payment default or in the acceleration of that facility’s debt, it may trigger a default or termination event under our other facilities that have cross-acceleration or payment cross-default provisions. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our undrawn commitment balances, originate new loans or other debt products or continue to fund our operations. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

Our deferred financing fees amortize over the contractual life of the related financing facility.

We have recorded deferred financing fees associated with most of our financing facilities. These deferred financing fees amortize over the contractual life of the financing facility. If a financing facility were to terminate before the contractual maturity date, we would be required to accelerate amortization of the remaining balance of the deferred financing fees which could have a negative impact our results of operations and financial condition. For example, in 2010 we used funds from our new term debt securitization to repay our term debt facility with Deutsche Bank, which resulted in the accelerated amortization of deferred financing fees under this facility.

The recent disruptions in the global financial markets may continue to negatively impact our ability to raise additional capital.

On January 5, 2010, we completed a $75.0 million corporate debt financing and on January 7, 2010, we completed a $275.0 million term debt financing, net of a $3.4 million discount. Although we were able to complete these two financings, we expect to continue to experience difficulty and higher cost in securing term debt financing for our loan portfolio as a result of the current economic climate and tightness in the capital markets. The financings we completed in January 2010, and the financings we have renewed and the amendments to existing credit facilities we have obtained in 2009, have been more expensive and provide lower advance rates than similar transactions completed in prior periods. While we believe that we will benefit from these market conditions by re-pricing our existing loans when possible and originating new loans when possible at significantly higher yields and potentially on more favorable terms, we expect to be negatively impacted by the trend toward higher cost of borrowing and lower leverage in 2009 and in future periods.

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

We have completed four term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $1.5 billion of notes. On January 7, 2010, we completed our first term debt securitization since 2007. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to B by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aa2 to Caa2 by Moody’s Investors Service, Inc., depending on the class of notes.

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

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $129.4 million in principal amount, issued in each of our three term debt securitizations that we have completed through December 31, 2009. We also retained trust certificates for the junior-most interests, totaling $87.9 million in our most recent securitization completed in January 2010. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $30.7 million and $39.2 million for the years ended December 31, 2009 and 2008, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

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

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. While we entered into new three-year employment agreements with each of these officers in December 2009, if we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

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

Risks Related to Our Operating and Trading History

We have incurred losses in the past as a startup company and may not achieve profitability in future periods.

For the years ended December 31, 2009 and 2007, we recorded net losses of $44.3 million and $8.6 million, respectively. For the year ended December 31, 2008, we recorded net income of $22.4 million. The loss for 2009 was primarily due to the specific provision for loan losses of $132.5 million. The loss for 2007 was primarily due to a loss of $30.6 million on our residual interest in a securitization and a loss of $20.3 million due to the recognition of impairments of investments in debt securities. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

Historically, the market price of our common stock has been highly volatile, and the market for our common stock has experienced significant price and volume fluctuations, some of which are unrelated to our company’s operating performance. Since our common stock began trading publicly on December 14, 2006, the trading price of our stock has fluctuated from a high of $20.85 to a low of $0.61. It is likely that the market price of our common stock will continue to fluctuate in the future. Factors which may have a significant adverse effect on our common stock’s market price include:

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2009 was approximately 117,000 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we sublease 15,116 square feet of office space under a sublease which expires in 2013. We also maintain leased offices in Darien, Connecticut, and Chicago, Illinois. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 3, 2010, there were approximately 86 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2009 and 2008 is presented below:

	2009		2008
	High	Low	High	Low
Quarter ended:
December 31	$4.02	$2.32	$8.98	$2.46
September 30	3.56	1.45	9.78	5.10
June 30	3.01	1.72	7.04	4.55
March 31	4.23	0.61	9.58	4.50

On March 3, 2010, the last reported closing price of our common stock on the NASDAQ Global Market was $6.57 per share.

The following graph shows a comparison from December 14, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2009 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 14, 2006. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$136,569	$188,770	$204,295	$116,303	$33,883
Interest expense	41,927	86,216	109,703	68,728	18,639

Net interest income	94,642	102,554	94,592	47,575	15,244
Provision for credit losses	133,093	38,224	19,510	12,535	7,755

Net interest income (loss) after provision for credit losses	(38,451)	64,330	75,082	35,040	7,489
Fee income	1,657	4,518	15,797	5,849	2,966
Asset management income	2,934	6,283	5,304	1,443	16
Gain on derivatives	533	2,157	777	909	46
Gain (loss) on sale of loans and debt securities	—	282	(4,615)	474	114
Loss on investments in debt securities	—	(932)	(20,303)	(597)	—
Loss on residual interest in securitization	—	(631)	(30,556)	—	—
Other income	5,529	7,253	5,420	1,606	2

Total non-interest income	10,653	18,930	(28,176)	9,684	3,144
Compensation and benefits	26,403	30,413	45,364	65,079	16,168
Occupancy and equipment	3,121	3,286	2,718	1,758	1,124
General and administrative expenses	12,911	11,090	9,412	7,445	2,757

Total operating expenses	42,435	44,789	57,494	74,282	20,049

Income (loss) before income taxes	(70,233)	38,471	(10,588)	(29,558)	(9,416)
Income tax expense (benefit)	(24,353)	16,073	(1,949)	(2,377)	(3,517)

Net income (loss) before noncontrolling interest	(45,880)	22,398	(8,639)	(27,181)	(5,899)
Net loss attributable to noncontrolling interest	1,620	—	—	—	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$(44,260)	$22,398	$(8,639)	$(27,181)	$(5,899)

Income (loss) per share:
Basic	$(0.90)	$0.46	$(0.23)	$(1.65)	$(0.83)
Diluted	(0.90)	0.46	(0.23)	$(1.65)	$(0.83)
Weighted average shares outstanding:
Basic	49,119,285	48,340,067	36,900,640	16,480,836	7,110,363
Diluted	49,119,285	48,340,067	36,900,640	16,480,836	7,110,363
Outstanding shares of common stock	49,994,858	48,466,166	43,355,713	36,257,847	—

	December 31,
	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$39,848	$50,279	$76,155
Restricted cash	136,884	84,163	115,807
Residual interest in securitization	—	—	631
Investments in debt securities, available-for-sale	4,183	3,025	35,498
Loans, held-for-sale	15,736	—	112,944
Loans, net	1,878,978	2,328,812	2,201,442
Other assets	124,443	105,243	80,288

Total assets	$2,200,072	$2,571,522	$2,622,765

Repurchase agreements	$—	$—	$63
Credit facilities	91,890	411,267	677,739
Term debt	1,523,052	1,524,171	1,364,725
Other liabilities	35,010	54,529	77,548

Total liabilities	1,649,952	1,989,967	2,120,075
Total stockholders’ equity	550,120	581,555	502,690

Supplemental Data:
Investments in debt securities, gross	$6,635	$6,839	$38,787
Loans held-for-sale, gross	15,990	—	115,055
Loans held-for-investment, gross	2,013,588	2,402,309	2,248,480

Loans and investments in debt securities, gross	2,036,213	2,409,148	2,402,322
Unused lines of credit	230,838	339,230	454,837
Standby letters of credit	18,771	32,358	20,382

Total funding commitments	$2,285,822	$2,780,736	$2,877,541

Loan portfolio	$2,036,213	$2,409,148	$2,402,322
Loans owned by the NCOF	542,504	561,241	578,272

Managed loan portfolio	$2,578,717	$2,970,389	$2,980,594

Loans held-for-sale, gross	$15,990	$—	$115,055
Loans held-for-investment, gross	2,013,588	2,402,309	2,248,480

Total loans, gross	2,029,578	2,402,309	2,363,535
Deferred fees, net	(20,999)	(20,998)	(15,762)
Allowance for loan losses—general	(38,485)	(36,786)	(28,795)
Allowance for loan losses—specific	(75,380)	(15,713)	(4,592)

Total loans, net	$1,894,714	$2,328,812	$2,314,386

Average Balances (1):
Loans and other debt products, gross	$2,258,237	$2,415,436	$2,038,678
Interest earning assets (2)	2,379,622	2,551,602	2,234,916
Total assets	2,397,468	2,612,285	2,243,524
Interest bearing liabilities	1,782,105	1,962,796	1,767,993
Equity	572,417	566,173	439,650

	Year Ended December 31,
	2009	2008	2007
Performance Ratios (3):
Return on average assets	(1.85)%	0.86%	(0.39)%
Return on average equity	(7.73)	3.96	(1.97)
Net interest margin, before provision	3.98	4.02	4.23
Loan portfolio yield	6.03	7.67	9.63
Efficiency ratio	39.69	36.87	86.57

Credit Quality and Leverage Ratios (4):
Delinquent loan rate (at period end)	6.15%	0.69%	—
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	0.99%	—	—
Non-accrual loan rate (at period end)	8.08%	2.52%	0.97%
Non-performing asset rate (at period end)	8.55%	2.82%	0.97%
Net charge off rate (end of period loans)	3.61%	0.82%	0.20%
Net charge off rate (average period loans)	3.22%	0.82%	0.23%
Allowance for credit losses ratio (at period end)	5.68%	2.25%	1.58%
Debt to equity (at period end)	2.96x	3.33x	4.06x
Equity to assets (at period end)	24.87%	22.62%	19.17%

(1)	Averages are based upon the average daily balance during the period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report.

Overview

We are a commercial finance company that provides customized debt financing solutions to middle market businesses and commercial real estate borrowers and manages investment funds for large institutional investors. We principally focus on the direct origination of loans that meet our risk and return parameters. Our direct origination efforts target mid-sized companies, private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of December 31, 2009, this portfolio had an outstanding balance of $40.7 million.

Market Conditions

While the economy remains weak, economic conditions improved in the second half of 2009, showing signs of improvement as GDP growth resumed following a year of steady contraction. While volumes in the loan market remained low, we are seeing areas of improvement, such as the strong rebound of the high-yield market.

Increasing loan values have also led to some improvement in the term debt securitization, or CLO market where bonds are now trading at higher levels. We expect this favorable trend to continue if there is positive investor sentiment of the macro-economy, default expectations recalibrate, spreads tighten across other types of asset-backed securities and corporate credit continues to improve into 2010.

Although the economy has improved, amendments and renewals of our existing credit facilities obtained in 2009 and the CLO we completed in January of 2010 have been at lower committed amounts, higher interest rates and provide lower advance rates than similar transactions completed in prior periods. While we have been negatively impacted by the trend toward higher cost of borrowing and lower leverage, we believe that we have also benefitted from these market conditions by re-pricing our existing loans when possible, and originating new loans when possible at significantly higher yields and in many cases on more favorable terms.

During the second half of 2009, the negative credit migration in our loan portfolio moderated, but the difficult economic conditions continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. As such, we continued to increase our allowance for credit losses. We are closely monitoring the credit quality of our loans. We expect loan delinquencies, non-accruals, and charge offs to remain elevated due to weak economic conditions.

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

Recent Developments

Liquidity

On November 3, 2009, we amended our credit facility with Citicorp North America, Inc. (“Citicorp”), which reduced the commitment amount under the facility to $150 million from $300 million and extended the facility’s liquidity line until November 2010, completing the annual renewal. The amendment was effective as of November 17, 2009. The facility is scheduled to mature on November 7, 2011.

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., an affiliate of Fortress Investment Group (“Fortress”). Under the terms of the note agreement, Fortress agreed to provide a $75 million revolving credit facility. The credit facility is scheduled to mature on July 5, 2013.

On January 7, 2010, we completed a $275.0 million term debt securitization, net of a $3.4 million discount. As part of the securitization, investors purchased approximately $190.5 million floating-rate asset-backed notes. We retained the remaining $87.9 million of notes. The notes are expected to mature on July 30, 2018. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch (“Deutsche”) and certain advances under our credit facility with Citicorp North America, Inc.

Stock Repurchase Program

On January 25, 2010, we announced that our Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Credit

As of December 31, 2009, we had 40 loans with an aggregate outstanding balance of $352.4 million classified as impaired. Nineteen of these impaired loans with an outstanding balance of $162.7 million were on non-accrual status as of December 31, 2009. During the year ended December 31, 2009, we recorded $132.5 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NewStar’s basic and diluted loss per share for 2009 was $0.90 on a net loss of $44.3 million compared to basic and diluted income per share of $0.46 on net income of $22.4 million for 2008, and a basic and diluted loss per share of $0.23 on a net loss of $8.6 million for 2007. Our managed loan portfolio was $2.6 billion at December 31, 2009 compared to $3.0 billion at December 31, 2008 and 2007. During 2009, loans owned by the NCOF decreased $18.7 million to $542.5 million at year end.

As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were: (i) $132.5 million of specific provisions recorded for impaired loans during 2009; (ii) a decrease in asset management income; (iii) a decrease in syndication and other fee income; and (iv) a decrease in compensation and benefits expense.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 6.03% for 2009, 7.67% for 2008 and 9.63% for 2007. The decrease from 2008 to 2009 in loan portfolio yield was primarily driven by a decrease in three-month LIBOR over the prior year, the increase of loans on non-accrual status and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio. The portfolio yield for accruing loans was 6.41% for 2009. The decrease from 2007 to 2008 in loan portfolio yield was primarily driven by a decrease in prevailing interest rates over the prior year and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.98% for 2009, 4.02% for 2008 and 4.23% for 2007. The primary factors impacting net interest margin were changes in three-month LIBOR, non-accrual loans, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 39.69% for 2009, 36.87% for 2008 and 86.57% for 2007. The increase in our efficiency ratio during 2009 as compared to 2008 was primarily due to a decrease in net interest income and non-interest income during 2009. The decrease in our efficiency ratio during 2008 as compared to 2007 was primarily due to the $30.6 million loss on the residual interest during 2007 and impairment charges on investments in debt securities during 2007, as well as a decline in operating expenses during 2008.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 5.68% at December 31, 2009, 2.25% as of December 31, 2008 and 1.58% as of December 31, 2007. The allowance for credit losses at December 31, 2009 included a specific allowance of $75.4 million and a general allowance of $39.1 million. The allowance for credit losses at December 31, 2008 included specific allowance of $15.7 million and a general allowance of $38.3 million. The allowance for credit losses at December 31, 2007 included a specific allowance of $4.6 million and a general allowance of $30.9 million. The increase in our specific allowance is primarily due to economic conditions negatively impacting our borrowers. During the second quarter of 2009, we adjusted our allowance for credit losses methodology regarding commercial real estate to better reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, if weakened market conditions persist, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 6.15% as of December 31, 2009 as compared to 0.69% as of December 31, 2008. Given prevailing economic and market conditions, we expect the delinquent loan rate to remain elevated as economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans, was 0.99% as of December 31, 2009 as compared to 0% as of December 31, 2008. Given prevailing economic and market conditions, we expect the delinquent accruing loan rate to remain elevated as economic conditions negatively impact the financial performance of our borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 8.08% as of December 31, 2009 and 2.52% as of December 31, 2008. As of December 31, 2009 and 2008 the aggregate outstanding value of non-accrual loans was $162.7 million and $60.6 million, respectively. Given prevailing economic and market conditions, we expect the non-accrual loan rate to remain elevated as economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 8.55% as of December 31, 2009 and 2.82% as of December 31, 2008. As of December 31, 2009 and 2008 the sum of the aggregate outstanding value of non-performing assets was $172.1 million and $68.0 million, respectively. Given prevailing economic and market conditions, we expect the non-performing asset rate to remain elevated as economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans)

Net charge off rate as a percentage of end of period loan portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the years ended December 31, 2009, 2008 and 2007, the net charge off rate was 3.61%, 0.82% and 0.20%, respectively. We expect the net charge off rate (end of period loans) to remain elevated as economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans)

Net charge off rate as a percentage of average period loan portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans held for investment for the period. For the years ended December 31, 2009, 2008 and 2007, the net charge off rate was 3.22%, 0.82% and 0.23%, respectively. We expect the net charge off rate (average period loans) to remain elevated as economic conditions impair our borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets was not meaningful for 2009 and for 2007 as we had net losses. Return on average assets was 0.86% for 2008.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for 2009 and for 2007 as we had net losses. Return on average equity was 3.96% for 2008.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Net interest income:
Interest income	$136,569	$188,770	$204,295
Interest expense	41,927	86,216	109,703

Net interest income	94,642	102,554	94,592
Provision for credit losses	133,093	38,224	19,510

Net interest income (loss) after provision for credit losses	(38,451)	64,330	75,082
Non-interest income:
Fee income	1,657	4,518	15,797
Asset management income	2,934	6,283	5,304
Gain on derivatives	533	2,157	777
Gain (loss) on sale of loans and debt securities	—	282	(4,615)
Loss on investments in debt securities	—	(932)	(20,303)
Loss on residual interest in securitization	—	(631)	(30,556)
Other income	5,529	7,253	5,420

Total non-interest income	10,653	18,930	(28,176)
Operating expenses:
Compensation and benefits	26,403	30,413	45,364
Occupancy and equipment	3,121	3,286	2,718
General and administrative expenses	12,911	11,090	9,412

Total operating expenses	42,435	44,789	57,494

Income (loss) before income taxes	(70,233)	38,471	(10,588)
Income tax expense (benefit)	(24,353)	16,073	(1,949)

Net income (loss) before noncontrolling interest	(45,880)	22,398	(8,639)
Net loss attributable to noncontrolling interest	1,620	—	—

Net income (loss)	$(44,260)	$22,398	$(8,639)

Comparison of the Years Ended December 31, 2009 and 2008

Interest income. Interest income decreased $52.2 million, to $136.6 million for 2009 from $188.8 million for 2008. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.74% from 7.40%, primarily driven by a decrease in three-month LIBOR and the increase in loans on non-accrual status. Average three-month LIBOR decreased from 3.23% for the year ended December 31, 2008 to 0.69% for the year ended December 31, 2009.

Interest expense. Interest expense decreased $44.3 million, to $41.9 million for 2009 from $86.2 million for 2008. The decrease was primarily due to a decrease in our cost of borrowings and a decrease in the average balance of our interest bearing liabilities. The decrease in our cost of borrowings, to 2.35% from 4.39%, was primarily attributable to a decrease in three-month LIBOR and increased use of lower cost term debt securitizations. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.9 billion as of December 31, 2008 to $1.6 billion as of December 31, 2009.

Net interest margin. Net interest margin decreased to 3.98% for 2009 from 4.02% for 2008. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on 2009 new loan originations and re-pricings and a decrease in our average cost of interest bearing liabilities. The decrease in yield and cost is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.39% from 3.01%. The decline in LIBOR negatively impacted the net interest margin, which was partially offset by LIBOR floor provisions included in our customer contracts. At December 31, 2009, 39% of our adjustable rate loans included interest rate floors. Non-accrual loans negatively impacted the net interest margin by 0.25%, which was offset by an increase in interest spreads 0.32%. We expect our net interest margin to be negatively impacted in 2010 by an increase in our cost of funds from the new CLO and new revolving note credit facility with Fortress (both completed in January 2010), and the accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche term debt facility.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2009 and 2008:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,379,622	$136,569	5.74%	$2,551,602	$188,770	7.40%
Total interest bearing liabilities	1,782,105	41,927	2.35	1,962,796	86,216	4.39

Net interest spread		$94,642	3.39%		$102,554	3.01%

Net interest margin			3.98%			4.02%

Provision for credit losses. The provision for credit losses increased to $133.1 million for 2009 from $38.2 million for 2008. The increase in the provision was primarily due to $132.5 million of specific provisions recorded during 2009 for impaired loans. The decrease in the general component of the provision for credit losses to 0.5% of the total provision for 2009, as compared to 19.3% of the total provision for 2008, was principally due to the migration of loans covered by our general allowance for credit losses to impaired loans covered by our specific allowance for credit losses as difficult economic conditions continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. Loans subject to our general allowance for credit losses declined to $1.7 billion at December 31, 2009 as compared to $2.3 billion at both December 31, 2008 and 2007. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and all troubled debt restructurings, as a percentage of “Loans, net” increased to 18% as of December 31, 2009 as compared to 5% as of December 31, 2008. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and we have added to the specific reserve, the aggregate amount of loans being evaluated under our general allowance analysis has decreased.

In accordance with ASC 310 (formerly SFAS No. 5, Accounting for Contingencies), a base allowance is provided for loans that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses.

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

For Middle Market Corporate loans, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

For Commercial Real Estate loans, the Company employs two mechanisms to capture the impact of industry and economic conditions. First, a loan’s risk rating, and thereby its assumed default likelihood, can be adjusted to account for overall commercial real estate market conditions. Second, to the extent that economic or industry trends adversely affect a borrower’s loan-to-value ratio enough to impact its repayment ability, the Company applies a stress multiplier to the loan’s probability of default. The multiplier is designed to account for default characteristics that are difficult to quantify when market conditions cause commercial real estate prices to decline.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at December 31, 2009 and 2008 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $8.3 million, to $10.7 million for 2009 from $18.9 million for 2008. The decrease is primarily due to a $2.9 million decrease in fee income, a $3.3 million decrease in asset management income, a $2.3 million decline in fair value of other real estate owned, as well as the loss of $1.6 million attributable to the consolidation of the noncontrolling interest of the entity which owns the other real estate owned, a $1.9 million loss on the sale of other real estate owned, and a $6.9 million gain recognized in connection with the repurchase of debt during 2008, partially offset by a $7.8 million gain recognized in connection with the repurchase of debt during 2009, and a $3.0 million gain on sale of an equity instrument.

Operating expenses. Operating expenses decreased $2.4 million, to $42.4 million for 2009 from $44.8 million for 2008. Employee compensation and benefits decreased $4.0 million primarily due to a decrease in incentive compensation, a decrease in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering and lower headcount, partially offset by severance costs. General and administrative expenses increased $1.8 million due primarily to $1.6 million of acquisition-related costs and loan workout costs of $1.1 million. Occupancy and equipment expenses decreased $0.2 million.

Income taxes. For 2009 and 2008, we provided for income taxes based on an effective tax rate of 34.7% and 41.8%, respectively. Our effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete item resulting from vesting events in 2009. As of December 31, 2009 and 2008, we had net deferred tax assets of $56.4 million and $31.2 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered all available evidence, both positive and negative, in determining that a valuation allowance of $0.3 million was needed at December 31, 2009. Examples of positive and negative evidence considered include our recent history of taxable income, trends in our earnings, positive financial ratios (including levels of capital that we believe are sufficient to withstand the current economic environment), and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. We also considered in our assessment the level of income taxes paid in previous periods. We considered the carryback potential in assessing the realizability of our deferred tax asset. We had a net loss of $44.3 million for 2009, pre-tax income of $38.5 million for 2008, and a net loss of $10.6 million for 2007. Additionally, 2007 results reflect the sale of the majority of its structured products securities and loans to a third party in June 2007, which resulted in a loss of $4.4 million, in addition to $48 million of previously incurred impairment losses. Subsequent to December 31, 2007, we discontinued the origination of structured products. We held one investment security available for sale at December 31, 2009 with a carrying value of $4.2 million related to structured products. We noted that these factors, which drove the loss in 2007, lend positive support when added back to pre-tax income. Additionally, we evaluated our business plans and results during our forecast period of future taxable income. Such consideration included liquidity, earnings results (including anticipated level of credit losses over a reasonable period of time), available sources of funding and capital from existing sources. Our forecast utilized in our December 31, 2009 analysis included a sufficient level of earnings over a reasonable period of time.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon carryback availability, the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Provision for credit losses. The provision for credit losses increased to $38.2 million for 2008 from $19.5 million for 2007. The increase in the provision was primarily due to $30.9 million of specific provisions recorded during 2008 for impaired loans and the growth of our loan portfolio. The decrease in the general component of the provision for credit losses to 19.3% of the total provision for 2008 compared to 54% of the total provision for 2007 was principally due to the migration of loans covered by our general allowance for credit losses to impaired loans covered by our specific allowance for credit losses as difficult economic conditions continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and all troubled debt restructurings, as a percentage of “Loans, net” increased to 5% as of December 31, 2008 as compared to 1% as of December 31, 2007.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered all available evidence, both positive and negative, in determining that no valuation allowance was needed at December 31, 2008. Examples of positive and negative evidence considered include our recent history of paying taxes, trends in our earnings, positive financial ratios (including levels of capital that we believe are sufficient to withstand the current economic environment), and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. We also considered in our assessment the level of income taxes paid in previous periods. We considered the carryback potential in assessing the realizability of our deferred tax asset. We had pre-tax income of $38.5 million for the year ended December 31, 2008, and net losses of $10.6 million and $29.6 million for the years ended December 31, 2007 and 2006. Included in these amounts are expenses related to the IPO of $32.3 million in 2006. Additionally, 2007 results reflect the sale of the majority of its structured products securities and loans to a third party in June 2007, which resulted in a loss of $4.4 million, in addition to $48 million of previously incurred impairment losses. Subsequent to December 31, 2007, we discontinued the origination of structured products. We hold one investment security available for sale at December 31, 2008 with a carrying value of $3.0 million related to structured products. We noted that these factors, which drove the losses in 2007 and 2006, reflect positive evidence when added back to pre-tax income. Additionally, we evaluated our business plans and results during our forecast period of future taxable income. Such consideration included liquidity, earnings results (including anticipated level of credit losses over a reasonable period of time), available sources of funding and capital from existing sources. Our forecast utilized in our December 31, 2008 analysis included a sufficient level of earnings over a reasonable period of time.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio and origination volume. We may need to raise additional capital through the incurrence of indebtedness or issuance of equity based on various factors, including if the level of non-accrual loans increases faster than expected, we are unable to fund certain loans with credit facilities, or if our cash flow from operations is lower than expected. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any debt or equity securities may be dilutive for existing shareholders.

We continue to experience higher costs of borrowing and pressure to reduce leverage. Credit facility renewals and amendments to existing credit facilities in 2009 were, and we expect they will continue to be, more expensive and at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 and 2008 have resulted in or, in the case of our recent amendment to our Citicorp facility, will require the use of cash to repay advances. Lower committed amounts under our credit facilities will limit our ability to borrow funds to support future loan growth.

Cash and Cash Equivalents

As of December 31, 2009 and 2008, we had $39.8 million and $50.3 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $136.9 million and $84.2 million of restricted cash as of December 31, 2009 and 2008, respectively. The increase in our restricted cash balance is primarily due to restrictions on when we could repay outstanding amounts under the Deutsche Bank A.G., New York Branch term debt facility. We paid off all outstanding borrowings under this facility with the proceeds received from the term debt securitization completed on January 7, 2010. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2009.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2009, we had 40 impaired loans with an aggregate outstanding balance of $352.4 million. Twenty-eight of the impaired loans with an aggregate outstanding balance of $257.7 million have been restructured and classified as troubled debt restructurings as defined by ASC 310-40 (formerly SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings). Nineteen of the impaired loans with an aggregate outstanding balance of $162.7 million were on non-accrual status. Fourteen of the impaired loans with an aggregate outstanding balance of $123.9 million were greater than 60 days past due and classified as delinquent. During 2009, we recorded $132.5 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $24.9 million related to delinquent loans. Moreover, the economic recession has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We may experience additional loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to current economic conditions and as our portfolio continues to season.

Despite our limited historical loss experience, we have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of December 31, 2009 and 2008 was $113.9 million and $52.5 million, or 5.65% and 2.19% of loans, gross, respectively. As of December 31, 2009, we also had a $0.6 million allowance for unfunded commitments, resulting in an allowance for credit losses of 5.68%.

The allowance for credit losses is based on a review of the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third-party data believed reflective of the underlying credit losses being estimated.

It is the Company’s policy that during the reporting period to record a specific provision for credit losses for all loans for which we have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Consequently, all of these loans are classified as impaired (if they have not been so classified already as a result of a troubled debt restructuring) and are disclosed in the Allowance for Credit Losses footnote to the financial statements. Please refer to “Critical Accounting Policies—Allowance for credit losses”.

Activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Balance as of beginning of period	$52,498	$33,387	$19,395
Provision for loan losses	1,493	7,990	9,593
Specific provision for loan losses	132,474	30,855	8,992
Net charge offs	(67,600)	(19,734)	(4,593)
Charge offs upon transfer to loans held-for-sale	(5,000)	—	—

Balance as of end of period	113,865	52,498	33,387
Allowance for losses on unfunded loan commitments	605	1,479	2,100

Allowance for credit losses	$114,470	$53,977	$35,487

During 2009 we recorded a total provision for credit losses of $133.1 million. The Company increased its allowance for credit losses 343 basis points to 5.68% of gross loans at December 31, 2009 from 2.25% at December 31, 2008.

Borrowings and Liquidity

As of December 31, 2009 and 2008, we had outstanding borrowings totaling $1.6 billion and $1.9 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

Credit facility renewals and amendments to existing credit facilities in 2009 were and we expect they will continue to be more expensive, at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 and 2008 resulted in the use of cash to repay advances. Lower committed amounts under our credit facilities will limit our ability to borrow funds to support future loan growth.

As of December 31, 2009, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$211,000	$91,890	$119,110	2010 – 2011
Term debt (1)	1,741,345	1,523,052	218,293	2012 – 2022

Total	$1,952,345	$1,614,942	$337,403

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at December 31, 2009, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of December 31, 2009 the Company had three credit facilities: (i) a $150.0 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11.0 million credit facility with Union Bank of California, N.A.

The Company has a $150.0 million credit facility agreement with Citicorp that had an outstanding balance of $66.7 million and unamortized deferred financing fees of $3.8 million as of December 31, 2009. Interest on this facility accrues at a variable rate per annum, which was 2.80% at December 31, 2009. On November 3, 2009, we entered into an amendment to this credit facility that reduced the commitment amount under the facility to $150 million from $300 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. The amendment was effective as of November 17, 2009. Our $150.0 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $15.2 million and unamortized deferred financing fees of $0.3 million as of December 31, 2009. Interest on this facility accrues at a variable rate per annum, which was 5.21% at December 31, 2009. On May 21, 2009, we entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the facility to $50.0 million from $75.0 million.

The Company has an $11.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $10.0 million as of December 31, 2009. On June 22, 2009, we entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11.0 million from $15.0 million and extended the maturity date to June 21, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.79% at December 31, 2009.

Term Debt Facilities

As of December 31, 2009, the Company had two term debt facilities: (i) a $250 million facility with Deutsche Bank, A.G., New York Branch and (ii) a $145.7 million facility with Wachovia Capital Markets, LLC.

On November 8, 2007, we entered into a $300 million term debt financing agreement with Deutsche Bank, A.G. In connection with the Deutsche term debt financing agreement, we formed a wholly owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, we entered into an amendment to this term debt financing agreement which increased the facility to $400 million. On January 15, 2009 we entered into an amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.95% at December 31, 2009. As of December 31, 2009, the outstanding balance was $152.4 million and unamortized deferred financing fees were $1.9 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. In addition, we must comply with various covenants, the breach of which could result in a termination event. As of December 31, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. We receive a loan collateral management fee and expect to receive a principal distribution when the term debt facility is retired. We paid off all outstanding borrowings under this facility with the proceeds received from the term debt securitization completed on January 7, 2010.

On December 31, 2009, we had a $145.7 million facility with Wachovia Capital Markets, LLC. Interest on this facility accrues at a variable rate per annum, which was 3.98% at December 31, 2009. As of December 31, 2009, the outstanding balance was $118.0 million and unamortized deferred financing fees were $2.0 million. On April 17, 2009, we entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. On May 21, 2009, we extended the maturity of our annual renewal with Wachovia from June 1, 2009 to July 15, 2009. On July 15, 2009, we amended our credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

Term debt securitizations

In August 2005, we completed our first term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”). The notes issued by the 2005 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $335.3 million at December 31, 2009. Outstanding drawn notes at December 31, 2009 were $303.7 million and deferred financing fees were $2.2 million. The 2005 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is July 25, 2018. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain repayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period that ended in October 2008. The 2005 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2005 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of these downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. During the fourth quarter of 2009, certain loan collateral in the 2005 CLO Trust was categorized as defaulted under the terms of the trust indenture. If we do not elect to remove these defaulted loans, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying defaulted loan balances. We may have additional defaults in the 2005-1 CLO Trust. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$139,483	0.28%	AAA/Aa2/AAA
Class A-2	80,477	71,204	0.30	AAA/Aa2/AAA
Class B	18,750	18,683	0.50	AA/A2/AA
Class C	39,375	39,233	0.85	A/Ba1/A
Class D	24,375	22,857	1.50	BBB/B1/BBB-
Class E	24,375	12,279	4.75	BB/Caa2/B

Total notes	343,352	303,739
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$335,277

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006, we completed our second term debt securitization. In conjunction with this transaction, we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”). The notes issued by the 2006 CLO Trust are collateralized by the specific assets, principal collection account cash and principal payment receivables totaling $478.7 million at December 31, 2009. Outstanding drawn notes at December 31, 2009 were $435.0 million and deferred financing fees were $3.7 million. The 2006 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is March 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. The 2006 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2006 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have defaults in the 2006-1 CLO Trust. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$319,907	0.27%	AAA/Aa2/AAA
Class A-2	40,000	32,840	0.28	AAA/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	A/Ba1/A
Class D	25,000	15,250	1.35	BBB/B1/BBB
Class E	13,750	9,500	1.75	BBB-/B2/BBB-

Total notes	456,250	434,997
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$478,747

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed our third term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”). The notes issued by the 2007 CLO Trust are collateralized by specific assets, principal collection account cash and principal payment receivables totaling $569.0 million at December 31, 2009. Outstanding drawn notes at December 31, 2009 were $513.9 million and deferred financing fees were $4.6 million. The 2007-1 CLO Trust has no significant assets other than the collateral. The stated maturity date of the notes is September 30, 2022. However, we expect them to mature earlier assuming, among other things, certain collateral characteristics, certain prepayment rates, no refinancing and the exercise of a clean-up call repurchase option. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. The 2007-1 CLO Trust’s organizational documents and the indenture governing the notes contain covenants that limit the 2007-1 CLO Trust’s ability to, among other things, consolidate with and merge into another entity, transfer or otherwise dispose of any property or assets, incur or otherwise become liable for any indebtedness except for the notes, make distributions and redeem or purchase any equity interest or security. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. During the second quarter of 2009, certain loan collateral in the 2007-1 CLO Trust was categorized as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying defaulted loan balances. In February 2010, we elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped. We may have additional defaults in the 2007-1 CLO Trust. If we do not elect to remove these anticipated additional defaults, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of the defaulted loan collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2009	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$324,050	0.24%	AAA/Aa2/AAA
Class A-2	100,000	81,391	0.26	AAA/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	A/Ba1/A
Class D	27,000	26,000	2.30	BBB/Ba3/BBB+

Total notes	546,000	513,941
Class E (trust certificates)	29,100	30,164	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$569,005

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a $275.0 million term debt securitization, net of a $3.4 million discount. The notes offered in the commercial loan obligation were issued by NewStar Commercial Loan Trust 2009-1 (a newly formed subsidiary of the Company) and are primarily backed by a diversified portfolio of commercial loans originated by the Company. Investors purchased approximately $190.5 million of the floating-rate asset-backed notes. This represented approximately 68% of the value of the collateral pool. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. The blended pricing of the notes offered was LIBOR plus 4.58%. The notes are expected to mature on July 30, 2018. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

The amount, ratings and LIBOR spread of the offered Notes are:

Class	Amount	Rating (Moody’s)	Borrowing spread to LIBOR
A	$148.5	Aaa	3.75%
B	$42.0	A2	5.00
C	$31.0	Ba2	5.50
Subordinated	$56.9	NR	N/A

Revolving Credit Notes

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., establishing a $75.0 million revolving credit facility. Under the credit facility, the Company may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility begins to amortize on July 5, 2011 and is scheduled to mature on July 5, 2013. The Company is permitted to use the proceeds of borrowings under the credit facility, subject to the lesser of 30% of commitments or $20.0 million, for working capital and other general corporate purposes.

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in the Company’s financing subsidiaries governs availability under the credit facility. As of March 3, 2010, we had not drawn any amounts from the revolving credit facility, but we had the ability to draw $75.0 million based on our borrowing base.

Stock Repurchase Program

On January 25, 2010, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors and will require the use of cash. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 3, 2010, we had repurchased 29,000 shares of our common stock under the program at an average price per share of $5.77.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2009:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	$25,190	$66,700	$—	$—	$91,890
Term debt (1)	—	270,375	—	1,252,677	1,523,052
Non-cancelable operating leases	1,342	1,733	82	—	3,157

Total	$26,532	$338,808	$82	$1,252,677	$1,618,099

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

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

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At December 31, 2009, the interest rate swap agreements had a combined notional value of $12.2 million and had scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2009 and 2008, the Company recorded hedge ineffectiveness of $(28,405) and $78,300, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2009 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.1 million. The reclassification is expected to result in additional interest expense.

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

The table below provides information about our derivative financial instruments, excluding customer derivatives, as of December 31, 2009.

Summary of Derivative Positions at December 31, 2009

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	($ in thousands)
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (average notional expected outstanding)	$12,118	$3,514	$3,368	$3,202	$ —	$ —	$22,202	$(416)
Average pay rate	6.77%	8.41%	8.41%	8.41%	—	—
Average receive rate	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future.

At December 31, 2009, we had $230.8 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $185.8 million and unfunded commitments related to delayed draw term loans were $29.6 million. $15.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $185.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2009, we categorized $75.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2009, we had $109.9 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2009, revolver usage averaged approximately 39%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $24.0 million from these credit facilities during 2009.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2009 we had $18.8 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2009, the notional value of the interest rate mitigation products was $287.9 million.

On June 29, 2007, we completed the sale of securities and loans totaling $187.9 million, including $113.9 million of RMBS holdings to a non-recourse, off-balance sheet financing vehicle and recognized a $4.4 million loss on the sale. We retained a residual interest in the assets sold, which had a fair value of $0 at December 31, 2009. Our valuation of the residual involves two basic assumptions (i) a forecast of cash flows from the underlying collateral, and (ii) a discount rate applied to those cash flows. This rate was established by modeling the pool to create CDO tranches of AAA through BBB, which reflected a mix of debt in place against those assets and reflected an estimated market rate at that time. Changes in the fair value of the residual interest are recorded in the consolidated statement of operations.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Allowance for credit losses

The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2009, we had an allowance for credit losses of $114.5 million, with specific allowances totaling $75.4 million.

In accordance with ASC 310 (formerly SFAS No. 5, Accounting for Contingencies), a base allowance is provided for loans that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses.

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

For Middle Market Corporate loans, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, principally contains middle market corporate loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

For Commercial Real Estate loans, the Company employs two mechanisms to capture the impact of industry and economic conditions. First, a loan’s risk rating, and thereby its assumed default likelihood, can be adjusted to account for overall commercial real estate market conditions. Second, to the extent that economic or industry trends adversely affect a borrower’s loan-to-value ratio enough to impact its repayment ability, the Company applies a stress multiplier to the loan’s probability of default. The multiplier is designed to account for default characteristics that are difficult to quantify when market conditions cause commercial real estate prices to decline.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonable check on the allowance for credit losses computation.

In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy that during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. As of December 31, 2009, we had 40 impaired loans.

Impaired loans at December 31, 2009 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Healthcare, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. At December 31, 2009, we had a valuation allowance of $0.3 million related to our deferred tax asset.

On January 1, 2007, the Company adopted ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At January 1, 2007, the Company did not have any accrued interest or penalties.

At December 31, 2009, the Company did not have any unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2009, the Company’s tax returns for the years ended 2008, 2007 and 2006 remain subject to examination by the Internal Revenue Service and state tax authorities.

Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. ASC 820, Fair Value Measurements (“ASC 820”) differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Cash and cash equivalents, investments in debt securities, available-for-sale, residual interest in securitization and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held-for-sale and loans held-for-investment. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.

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

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820. When available, the Company utilizes quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and other assumptions. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used by the Company to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.

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

As of December 31, 2009, 2.9% of total assets and 72.3% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During 2009 we recognized losses of $37.7 million in earnings and a gain of $1.4 million in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of December 31, 2009:

Description	Fair Value at December 31, 2009
($ in thousands)
Commercial loans, net:
Commercial real estate	$46,182

Other real estate owned	13,413
Investments in debt securities, available-for-sale:
Securities backed by licenses and easements	4,183
Warrants and equity-linked products	1

Total level 3 assets at fair value	$63,779

Revenue recognition

Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and debt product. The accrual of interest on loans and other debt products is discontinued when principal or interest payments are past due by 90 days or more or when, in the opinion of management, it is probable we will be unable to collect contractual principal and interest in the normal course of business. If loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible.

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

Stock-based compensation

Effective January 1, 2006, we adopted ASC 718 (formerly SFAS 123 (revised 2004), Share-Based Payment), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the grant date. We adopted ASC 718 using the prospective method.

For awards granted, modified, repurchased or cancelled after January 1, 2006, we estimate the fair value of stock-based awards using the Black-Scholes valuation model, which requires the input of subjective assumptions, including expected term and expected price volatility. Changes in these assumptions can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. We expect the changes in our stock price during 2009 will impact our 2010 price volatility assumption and could result in an adverse affect to our financial statements. Further, for awards that contain performance measures and conditions, we make an assessment, based on management’s judgment, of the probability of these conditions being satisfied, which affects the timing and the amount of expense to be recognized. If our judgment as to whether these conditions are probable of occurrence are not appropriate, the financial statements could be materially affected.

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

A debt product is considered impaired when the fair value of the debt product declines below its amortized cost. The cost basis of the investment is then written down to fair value. If management determines the impairment to be temporary, it is recorded in other comprehensive income, a component of stockholders’ equity. If management determines the impairment to be other than temporary, it is recorded as an offset to other income on our statements of operations. From time to time we may become aware of cash flow or credit issues with respect to our other debt products and these other debt products are then monitored by management to determine if a write-down is appropriate.

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. Our allowance for credit losses does not cover write-downs because we classify these assets as available-for-sale and are accounted for under the guidelines of ASC 320.

In the past, we invested in the RMBS market and were exposed to changes in the credit performance of the mortgage loans underlying these investment securities. During 2008, we sold $114 million of our RMBS debt products to an off-balance sheet financing vehicle (Please see Note 7 to our consolidated financial statements regarding residual interest). As of December 31, 2008, we had completely written off our remaining RMBS debt products. The performance of our investment securities may be negatively impacted by, among other things, the timing of losses, higher than expected levels of credit losses or prepayment speeds on the underlying mortgages or home equity loans, depending on the specific structure of each securitization. Most of our investments are in classes of securities which are not actively traded in secondary markets or have lower levels of liquidity. The fair value of securities and other investments that have such liquidity characteristics may not be readily ascertained. This situation may be further exacerbated by current market conditions.

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

As of December 31, 2009 and 2008, investments in debt securities available-for-sale totaled $4.2 million and $3.0 million, respectively. At December 31, 2009 and 2008, our net unrealized loss on those debt securities totaled $0.2 million and $1.5 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2009. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$3,700
Increase of	100	(3,648)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $3.7 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $3.6 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $775.0 million. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 8, 2010

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$39,848	$50,279
Restricted cash	136,884	84,163
Investments in debt securities, available-for-sale	4,183	3,025
Loans held-for-sale, net	15,736	—
Loans, net	1,878,978	2,328,812
Deferred financing costs, net	18,557	21,003
Interest receivable	7,949	10,608
Property and equipment, net	976	1,252
Deferred income taxes, net	56,449	31,238
Income tax receivable	7,260	—
Other assets	33,252	41,142

Total assets	$2,200,072	$2,571,522

Liabilities:
Credit facilities	$91,890	$411,267
Term debt	1,523,052	1,524,171
Accrued interest payable	2,774	9,773
Accounts payable	645	1,049
Income tax payable	—	353
Other liabilities	31,591	43,354

Total liabilities	1,649,952	1,989,967

Stockholders’ equity and noncontrolling interest:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2009 and 2008;
Shares outstanding 49,994,858 in 2009 and 48,466,166 in 2008	500	486
Additional paid-in capital	616,762	608,996
Retained deficit	(69,083)	(24,823)
Common stock held in treasury, at cost $0.01 par value; 257,392 in 2009 and 167,677 in 2008	(1,331)	(1,078)
Accumulated other comprehensive loss, net	(786)	(2,026)

Total NewStar Financial, Inc. stockholders’ equity	546,062	581,555
Noncontrolling interest	4,058	—

Total stockholders’ equity	550,120	581,555

Total liabilities and stockholders’ equity	$2,200,072	$2,571,522

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$136,569	$188,770	$204,295
Interest expense	41,927	86,216	109,703

Net interest income	94,642	102,554	94,592
Provision for credit losses	133,093	38,224	19,510

Net interest income (loss) after provision for credit losses	(38,451)	64,330	75,082

Non-interest income:
Fee income	1,657	4,518	15,797
Asset management income—related party	2,934	6,283	5,304
Gain on derivatives	533	2,157	777
Gain (loss) on sale of loans and debt securities	—	282	(4,615)
Loss on investments in debt securities	—	(932)	(20,303)
Loss on residual interest in securitization	—	(631)	(30,556)
Other income	5,529	7,253	5,420

Total non-interest income	10,653	18,930	(28,176)

Operating expenses:
Compensation and benefits	26,403	30,413	45,364
Occupancy and equipment	3,121	3,286	2,718
General and administrative expenses	12,911	11,090	9,412

Total operating expenses	42,435	44,789	57,494

Income (loss) before income taxes	(70,233)	38,471	(10,588)
Income tax expense (benefit)	(24,353)	16,073	(1,949)

Net income (loss) before noncontrolling interest	(45,880)	22,398	(8,639)
Net loss attributable to noncontrolling interest	1,620	—	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$(44,260)	$22,398	$(8,639)

Basic income (loss) per share	$(0.90)	$0.46	$(0.23)
Diluted income (loss) per share	(0.90)	0.46	(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity							Noncontrolling Interest
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2007	$—	$363	$463,925	$(38,582)	$—	$(2,291)	$423,415	$—
Net loss	—	—	—	(8,639)	—	—	(8,639)	—
Other comprehensive income (loss):
Net unrealized securities losses, net of tax benefit of $5,415	—	—	—	—	—	(8,247)	(8,247)	—
Recognition of net unrealized losses for securities sold net of tax benefit of $6,391	—	—	—	—	—	9,600	9,600	—
Net unrealized derivatives losses, net of tax benefit of $322	—	—	—	—	—	(526)	(526)	—

Total comprehensive loss							(7,812)
Net proceeds from issuance of common stock	—	71	72,079	—	—	—	72,150	—
Shares reacquired from employee transactions	—	—	—	—	(763)	—	(763)	—
Amortization of restricted common stock awards	—	—	12,206	—	—	—	12,206	—
Amortization of stock option awards	—	—	3,494	—	—	—	3,494	—

Balance at December 31, 2007	—	434	551,704	(47,221)	(763)	(1,464)	502,690	—
Net income	—	—	—	22,398	—	—	22,398	—
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $601	—	—	—	—	—	(915)	(915)	—
Recognition of net unrealized losses, net of tax benefit of $322	—	—	—	—	—	624	624	—
Net unrealized derivatives gains, net of tax benefit of $194	—	—	—	—	—	(271)	(271)	—

Total comprehensive income							21,836
Net proceeds from issuance of common stock	—	52	48,839	—	—	—	48,891	—
Shares reacquired from employee transactions	—	—	—	—	(315)	—	(315)	—
Amortization of restricted common stock awards	—	—	5,889	—	—	—	5,889	—
Amortization of stock option awards	—	—	2,564	—	—	—	2,564	—

Balance at December 31, 2008	—	486	608,996	(24,823)	(1,078)	(2,026)	581,555	—
Net loss	—	—	—	(44,260)	—	—	(44,260)	(1,620)
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $540	—	—	—	—	—	822	822
Net unrealized derivatives gains, net of tax expense of $412	—	—	—	—	—	418	418	—

Total comprehensive income							(43,020)
Contributions from noncontrolling interest								5,678
Issuance of restricted stock	—	14	(14)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	—	(253)	—	(253)	—
Amortization of restricted common stock awards	—	—	4,364	—	—	—	4,364	—
Amortization of stock option awards	—	—	3,416	—	—	—	3,416	—

Balance December 31, 2009	$—	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(44,260)	$22,398	$(8,639)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	133,093	38,224	19,510
Depreciation and amortization and accretion	(12,502)	(9,014)	(11,294)
Amortization of debt issuance costs	6,803	5,026	3,166
Equity compensation expense	7,780	8,453	15,700
Net loss on investments in debt securities	—	932	20,303
Net loss on residual interest in securitization	—	631	30,556
Net (gain) loss on sale of loans and securities	—	(282)	4,615
Gain on repurchase of debt	(7,822)	(6,897)	(1,129)
Deposits to securitization trust	—	—	(37,031)
Net change in deferred income taxes	(25,622)	(17,400)	696
Net change in loans held-for-sale	(15,736)	79,036	(50,324)
Net change in interest receivable	2,659	3,512	5,729
Net change in other assets	(1,378)	(8,321)	(11,742)
Net change in accrued interest payable	(6,999)	(7,764)	(5,759)
Net change in accounts payable and other liabilities	(18,617)	(15,109)	26,297

Net cash provided by (used in) operating activities	17,399	93,425	654

Cash flows from investing activities:
Net change in restricted cash	(52,721)	31,644	(75,633)
Net change in loans	336,997	(122,619)	(781,915)
Proceeds from sale of loans	—	—	12,704
Proceeds from sale of other real estate owned	4,049	—	—
Purchase of debt securities available-for-sale	—	—	(31,685)
Proceeds from repayments of debt securities available-for-sale	311	1,340	22,346
Proceeds from sale of debt securities available-for-sale	—	29,737	157,007
Acquisition of property and equipment	819	(157)	(1,111)

Net cash provided by (used in) investing activities	289,455	(60,055)	(698,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	48,891	72,150
Repayments under repurchase agreements, net	—	(63)	(34,376)
Borrowings on credit facilities	69,139	731,348	1,893,225
Repayment of borrowings on credit facilities	(244,567)	(997,820)	(1,841,396)
Issuance of term debt	—	—	446,000
Borrowings on term debt	58,925	444,996	312,500
Repayment of borrowings on term debt	(196,172)	(278,653)	(166,871)
Payment of deferred financing costs	(4,357)	(7,630)	(9,950)
Purchase of treasury stock	(253)	(315)	(763)

Net cash provided by (used in) financing activities	(317,285)	(59,246)	670,519

Net increase (decrease) in cash during the period	(10,431)	(25,876)	(27,114)
Cash and cash equivalents at beginning of period	50,279	76,155	103,269

Cash and cash equivalents at end of period	$39,848	$50,279	$76,155

Supplemental cash flows information:
Interest paid	$48,926	$93,980	$115,461
Taxes paid	9,181	29,948	7,270
Decrease (increase) in fair value of investments in debt securities	(1,362)	1,516	13,662
Transfers of loans, net to loans held-for-sale	7,909	—	—
Transfers of loans held-for-sale to loans, net	—	33,101	—
Transfers of loans and loans held-for-sale to other real estate owned	10,836	—	—
Transfers of debt from credit facilities to term debt	143,950	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company that provides customized debt financing solutions to middle market businesses and commercial real estate borrowers and manages investment funds for large institutional investors. The Company principally focuses on the direct origination of loans that meet its risk and return parameters. The Company’s direct origination efforts target mid-sized companies, private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms.

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of December 31, 2009, this portfolio had an outstanding balance of $40.7 million.

The Company has not originated any new commercial real estate loans since the first quarter of 2008.

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Noncontrolling Interest

During 2009, the Company, as part of the resolution of a commercial real estate loan, created along with an investment vehicle of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a limited liability company to take control of the underlying commercial real estate property. The Company maintains a majority and controlling interest in the limited liability company with a fair value of $5.7 million, net of the noncontrolling interest, as of December 31, 2009, as other real estate owned (“OREO”).

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

Loans

Loans are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, it is probable it will be unable to collect contractual principal and interest in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.

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

In accordance with ASC 310 (formerly SFAS No. 5, Accounting for Contingencies), a general allowance is provided for loans that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses.

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

For Middle Market Corporate loans, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, principally contains middle market corporate loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

For Commercial Real Estate loans, the Company employs two mechanisms to capture the impact of industry and economic conditions. First, a loan’s risk rating, and thereby its assumed default likelihood, can be adjusted to account for overall commercial real estate market conditions. Second, to the extent that economic or industry trends adversely affect a borrower’s loan-to-value ratio enough to impact its repayment ability, the Company applies a stress multiplier to the loan’s probability of default. The multiplier is designed to account for default characteristics that are difficult to quantify when market conditions cause commercial real estate prices to decline.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonable check on the allowance for credit losses computation.

In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at December 31, 2009 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Healthcare, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company records all derivatives in either other assets or other liabilities at fair value in the consolidated balance sheet.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the guideline of ASC 718.

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

Gain on sale of loans

All loans sold to date have been sold without recourse. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

Income Tax Interest and Penalties

The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2009, the Company did not have any accrued interest or penalties.

Recently Adopted Accounting Standards

On June 29, 2009, the FASB issued Accounting Standards Codification (“ASC”) 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. ASC 105-10 became effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards were superseded by the Codification. The Company adopted ASC 105-10 for the interim period ending September 30, 2009. Adoption did not have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification changed the basis for reference to authoritative GAAP guidance, the Company’s footnote disclosures that reference such guidance have been updated to reflect appropriate references to the Codification.

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141(R)), Business Combinations (“ASC 805”). ASC 805 retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. ASC 805 established principles and requirements for financial reporting concerning business combinations. ASC 805 will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805 amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of ASC 805. Implementation of the standard resulted in the Company recognizing $1.6 million during 2009 of costs incurred in connection with the previously contemplated acquisition of Southern Commerce Bank.

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

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since ASC 815 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard did not affect the Company’s results from operations or financial position.

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

In January 2009, the FASB issued ASC 310 (formerly Staff Position No. EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“ASC 310”). ASC 310 amends the impairment guidance of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets,” by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. ASC 310 requires companies to follow the impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. ASC 310 is effective prospectively for interim and annual reporting periods ending after December 15, 2008. As of December 31, 2008, the Company had one debt security with a carrying value of $3.0 million. The Company determined that the debt security did not have a probable adverse change in its estimated cash flows. The Company adopted ASC 310 on January 1, 2009, and the adoption did not have a material effect on the Company’s results from operation or financial position.

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

As of December 31, 2009, the Company had one debt security that was in an unrealized loss position. Prior to the date of adoption of ASC 320, no other than temporary impairment had been recorded on this one security based on an evaluation of expected cash flows. The fair value of the debt security was based on expected cash flows of the underlying contracts considering prepayments, interest rates, market discount rates, other contractual terms, and expected defaults of the underlying contracts. The Company compared the expected discounted cash flows to the carrying value of the security to determine if there was impairment.

The Company does not currently intend to sell this debt security prior to maturity or recovery. The Company also determined that it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. Furthermore, there has not been any previously recorded other than temporary impairment related to the debt security. The Company concluded that there has not been an adverse change in cash flows expected to be collected.

On May 28, 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), Subsequent Events (“ASC 855-10”). ASC 855-10 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The Company adopted ASC 855-10 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. The Company evaluates subsequent events up to the date it files its Form 10-K with the Securities and Exchange Commission for its financial statements.

Recently Issued Accounting Standards

On June 12, 2009, the FASB issued ASC 860 (formerly SFAS 166, Accounting for Transfers of Financial Assets) and ASC 810 (formerly SFAS 167, Amendments to FASB Interpretation No. 46(R)). ASC 860 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of ASC 860. Under ASC 860, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. ASC 810 amends FIN 46R to require a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required under ASC 810 identifies the primary beneficiary of a VIE as the entity having both of the following: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. ASC 810 amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not believe adoption of ASC 860 and ASC 810 will have a material effect on its results from operation or financial position.

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

Investments in debt securities, available-for-sale

Investments in debt securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of investments in debt securities is based on either broker quotes or by using internally developed financial models. For securities in less liquid markets where there is limited activity and little transparency around broker quotes used to value such securities, the Company classifies securities valued using broker quotes as level 3. If quoted prices are not available, then fair value is estimated by using internally developed financial models. These securities are not actively traded and require a private sale, and the valuation involves application of significant management judgment. Inputs into the model- based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions. Such securities are classified as level 3, as the valuation models are based on significant inputs that are unobservable in the market.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. If it is probable that payment of interest and principal on a loan will not be made in accordance with the contractual terms of the loan agreement, then it is considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral equals or exceeds the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as level 3.

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

Other real estate owned

The Company does not record other real estate owned at fair value on a recurring basis. The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or inputs, the Company records the other real estate owned as level 3.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$4,183	$4,183
Warrants	—	—	1	1
Derivatives (assets)	—	7,458	—	7,458

Total assets recorded at fair value on a recurring basis	$—	$7,458	$4,184	$11,642

Derivatives (liabilities)	$—	$7,853	$—	$7,853

Nonrecurring Basis:
Loans, net	$—	$—	$46,182	$46,182
Loans held-for-sale, net	15,736	—	—	15,736
Other real estate owned	—	—	13,413	13,413

Total assets recorded at fair value on a nonrecurring basis	$15,736	$—	$59,595	$75,331

At December 31, 2009, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2009, the Company recorded $33.3 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At December 31, 2009, “Loans held-for-sale, net” consisted of middle market corporate loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

At December 31, 2009, “Other real estate owned” consisted of two commercial real estate properties. During 2009, the Company recorded a loss of $3.9 million due to the decline in fair value of one of the commercial real estate properties.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the year ended December 31, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	1,362	—
Purchases, issuances or settlements	(204)	(1,999)

Balance as of December 31, 2009	$4,183	$1

For the year ended December 31, 2008:

	Residual Interest in Securitization	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2007	$631	$35,498	$4,326
Total gains or losses (realized/unrealized)
Included in earnings	(631)	(932)	(1,705)
Included in other comprehensive income	—	(1,516)	—
Purchases, issuances or settlements	—	(30,025)	(121)

Balance as of December 31, 2008	$—	$3,025	$2,500

During 2008, the Company received proceeds from repayments and sales of investments in debt securities, available for sale of $31 million, and realized a loss of $0.9 million on such sales. Additionally, the Company recorded unrealized losses of $1.5 million on investments in debt securities, which resulted in a related $30 million reduction of Level 3 inputs.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$39,848	$39,848	$50,279	$50,279
Restricted cash	136,884	136,884	84,163	84,163
Loans held-for-sale, net	15,736	15,736	—	—
Loans, net	1,878,978	1,828,702	2,328,812	2,155,557
Investments in debt securities available-for-sale	4,183	4,183	3,025	3,025
Derivative instruments	7,458	7,458	16,120	16,120
Financial liabilities:
Credit facilities	$91,890	$91,890	$411,267	$411,267
Term debt	1,523,052	1,452,361	1,524,171	1,176,198
Derivatives instruments	7,853	7,853	17,038	17,038

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts approximate fair value because of the short maturity of these instruments.

Loans held-for-sale, net: The fair values are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions.

Loans, net: The fair value was determined as the present value of expected future cash flows discounted at current market interest rates offered by similar lending institutions for loans with similar terms to companies with comparable credit risk. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC 820-10.

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

Term debt: The fair value was determined by applying prevailing term debt market interest rates to the Company’s current term debt structure.

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

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NCOF) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2009 loans held-for-sale consisted of two middle market loans which are intended to be sold to the NCOF.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of December 31, 2009, loans held-for-sale consisted of the following:

December 31, 2009
($ in thousands)
Middle Market Corporate	$15,990

Gross loans held-for-sale	15,990
Deferred loan fees, net	(254)

Total loans held-for-sale, net	$15,736

The Company did not have any loans classified as held-for-sale at December 31, 2008.

During 2009, the Company transferred one $7.1 million commercial real estate loan which was classified as held-for-sale to other real estate owned, recorded a $5.0 million charge-off and recognized a loss of $0.8 million resulting from a decline in fair value of the loan.

The Company did not sell any loans from loans held for investment during 2009. During 2008, the Company sold six loans for an aggregate gain of $1.1 million and transferred loans with an aggregate outstanding balance of $33.1 million from loans held-for-sale to loans held-for-investment. During 2007, we sold three loans for an aggregate gain of $0.1 million.

During 2008, the Company recognized losses of $0.8 million resulting from a decline in fair value of loans held-for-sale.

As of December 31, 2009 and 2008, loans consisted of the following:

	December 31,
	2009	2008
	($ in thousands)
Middle Market Corporate	$1,692,929	$2,009,812
Commercial Real Estate	320,659	392,497

Gross loans	2,013,588	2,402,309
Deferred loan fees, net	(20,745)	(20,998)
Allowance for loan losses	(113,865)	(52,499)

Total loans, net	$1,878,978	$2,328,812

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

As of December 31, 2009, the Company had 40 impaired loans with an aggregate outstanding balance of $352.4 million. Twenty-eight of the impaired loans with an aggregate outstanding balance of $257.7 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by ASC 310 (formerly SFAS No. 15), Accounting for Debtors and Creditors for Troubled Debt Restructurings (“ASC 310”). Nineteen of the impaired loans with an aggregate outstanding balance of $162.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2009, the Company recorded $132.5 million of specific provisions for impaired loans. At December 31, 2009, the Company had a $75.4 million specific allowance for impaired loans with an aggregate outstanding balance of $306.5 million. At December 31, 2009, additional funding commitments for impaired loans totaled $27.8 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2009, 14 impaired loans with an aggregate outstanding balance of $123.9 million were greater than 60 days past due and classified as delinquent by the Company. Included in the $75.4 million specific allowance for impaired loans was $24.9 million related to delinquent loans.

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

The aggregate average balance of impaired loans during 2009 was $414.7 million. The total amount of interest income recognized during 2009 from impaired loans was $21.1 million. The amount of cash basis interest income that was recognized for 2009 was $17.5 million.

The aggregate average balance of impaired loans during 2008 was $116.3 million. The total amount of interest income recognized during 2008 from impaired loans was $9.7 million. The amount of cash basis interest income that was recognized for 2008 was $8.2 million.

The aggregate average balance of impaired loans during 2007 was $45.9 million. The total amount of interest income recognized during 2007 from impaired loans was $5.2 million. The amount of cash basis interest income that was recognized for 2007 was $4.7 million.

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Balance, beginning of year	$53,977	$35,487	$20,570
Provision for credit losses—general	619	7,369	10,518
Provision for credit losses—specific	132,474	30,855	8,992
Loans charged off, net of recoveries	(67,600)	(19,734)	(4,593)
Loans charged off upon transfer to held-for-sale	(5,000)	—	—

Balance, end of year	$114,470	$53,977	$35,487

During 2009 the Company recorded a total provision for credit losses of $133.1 million. The Company increased its allowance for credit losses 343 basis points to 5.68% of gross loans at December 31, 2009 from 2.25% at December 31, 2008. This increase in allowance for credit losses resulted from an increase in the specific allowance for loan losses, overall migration of ratings assigned to the commercial real estate portfolio, as well as increases in loss severity and probability of default factors assigned to risk rated loans, an increase in the environmental supplemental amounts reflecting deteriorating economic and capital market conditions and an increase in outstanding balances. The decrease in the general component of the provision for credit losses to 0.5% of the total provision for 2009, as compared to 19.3% of the total provision for 2008, was principally due to the migration of loans covered by our general allowance for credit losses to impaired loans covered by our specific allowance for credit losses. Difficult economic conditions continued to have a negative impact on the financial performance of the Company’s borrowers and their ability to make their scheduled payments. Loans subject to the Company’s general allowance for credit losses declined to $1.7 billion at December 31, 2009 as compared to $2.3 billion at both December 31, 2008 and 2007. The general allowance for credit losses covers probable losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of the Company’s delinquent loans and all troubled debt restructurings, as a percentage of “Loans, net” increased to 18% as of December 31, 2009 as compared to 5% as of December 31, 2008. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and the Company has added to the specific reserve, the aggregate amount of loans being evaluated under its general allowance analysis has decreased.

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses is added to the allowance and recoveries on loans previously charged off are netted against loans charged off.

The Company is closely monitoring the credit quality of its loans and loan delinquencies, non-accruals and charge offs may increase due to continued weak economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at December 31, 2009 and 2008 is an allowance for unfunded commitments of $0.6 million and $1.5 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of December 31, 2009 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates its allowance for credit losses methodology. During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

During 2009, the Company sold one asset which was previously classified as OREO as a result of a foreclosure on an impaired real estate loan. During 2009, the Company recorded a loss of $3.2 million related to this asset to reflect its net fair value.

During 2009, the Company as part of the resolution of a $7.1 million impaired commercial real estate loan took control of the underlying commercial real estate property. The asset was previously classified as “Loans, held-for sale”. During 2009, the Company recorded a loss of $1.5 million to reflect its fair value. At December 31, 2009, the $5.6 million asset was classified as OREO and included in “Other assets” in the Company’s balance sheet.

During 2009, the Company as part of the resolution of a $3.7 million impaired commercial real estate loan took control of the underlying commercial real estate property. At December 31, 2009, the $3.7 million asset was classified as OREO and included in “Other assets” in the Company’s balance sheet.

Note 5. Restricted Cash

Restricted cash as of December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	($ in thousands)
Collections on loans pledged to credit facilities	$21,727	$65,371
Principal and interest collections on loans held in trust and prefunding amounts	105,812	13,037
Customer escrow accounts	9,345	5,755

Total	$136,884	$84,163

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2009 and December 31, 2008 was as follows:

	December 31,
	2009	2008
	($ in thousands)
Investments in debt securities—gross	$6,635	$6,839
Unamortized discount	(2,298)	(2,298)

Investments in debt securities—amortized cost	$4,337	$4,541

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2009 and 2008 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2009:
Other debt obligation (1)	$4,337	$—	$(154)	$4,183

	$4,337	$—	$(154)	$4,183

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2008:
Other debt obligation (1)	$4,541	$—	$(1,516)	$3,025

	$4,541	$—	$(1,516)	$3,025

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during 2009. During 2008, the Company sold one debt security at a realized loss of $0.1 million.

The Company did not record any net Other Than Temporary Impairment charges during 2009. During 2008, the Company recorded a net Other Than Temporary Impairment charge in non-interest income of $0.9 million relating to two debt securities.

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

The following is an analysis of the continuous periods during which NewStar has held investment positions which were carried at an unrealized loss as of December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,183	$4,183
Amortized cost	—	4,337	4,337

Unrealized loss	$—	$154	$154

	December 31, 2008
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	1	—	1
Fair value	$3,025	$—	$3,025
Amortized cost	4,541	—	4,541

Unrealized loss	$1,516	$—	$1,516

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at December 31, 2009 and 2008 were caused by changes in interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2009, the Company has determined that it is not more likely than not that it will be required to sell the security before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary”.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2009 and 2008 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	2009		2008
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,337	4,183	4,541	3,025

Total	$4,337	$4,183	$4,541	$3,025

Note 7. Residual Interest

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The residual interest in the assets sold had a fair value of $0 at December 31, 2009 and 2008.

The loss on the sale of securities and loans was based on the previous carrying amount of the financial assets allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company estimated the fair value of its residual interest based on the present value of expected future cash flows calculated using management’s best estimates of key assumptions—credit losses, prepayment speed, forward yield curves and discount rates commensurate with the risks involved. The Company retained servicing responsibilities in addition to its residual interest and no servicing asset or liability was recorded. The Company’s residual interest is subordinate to debt holder rights to cash flows. The Company retained the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Company’s other assets for failure of the debtor to pay when due or in relation to achievement of any minimum return.

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

As noted above, the conduit was deemed to be a VIE, but Company was not considered to be the primary beneficiary as it only has interest in the specific assets that it transferred to the multi-seller conduit under ASC 810 (formerly FASB Interpretation 46(R), Consolidation of Variable Interest Entities) (“ASC 810”). The Company has no obligation to repurchase non-performing loans, substitute similar performing assets, nor an obligation to reimburse the trust for any costs incurred related to the disposition of non-performing loans.

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

Note 8. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At December 31, 2009, the interest rate swap agreements had a combined notional value of $12.2 million and had scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2009, 2008 and 2007, the Company recorded hedge ineffectiveness of $(28,405), $78,300 and $51,200, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2009 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.1 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of December 31, 2009 were as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$—	Other liabilities	$416
Derivative instruments not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$7,458	Other liabilities	$7,853

The gains and losses on the Company’s derivative instruments during 2009 were as follows:

($ in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$44	Gain (loss) on derivatives	$(873)	Gain (loss) on derivatives	$28
Derivatives Not Designated as Hedging Instruments under SFAS 133	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(9)	Gain (loss) on derivatives

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4.4 million at December 31, 2009.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its term debt facility with Deutsche Bank AG, New York Branch, then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of December 31, 2009, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at December 31, 2009, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $8.5 million in the aggregate.

Note 9. Fixed Assets

	December 31,
	2009	2008
	($ in thousands)
Leasehold improvements	$1,460	$2,115
Non-depreciable assets	20	20
Furniture and equipment	133	401
Software	347	243

	1,960	2,779
Less: Accumulated depreciation and amortization	(984)	(1,527)

	$976	$1,252

Depreciation expense for 2009, 2008 and 2007 was $0.1 million, $0.1 million and $0.2 million, respectively.

Note 10. Repurchase Agreements

Securities sold under agreements to repurchase	December 31,
	2009	2008
	($ in thousands)
Outstanding at end of period	$—	$—
Maximum outstanding at any month end	—	61
Average balance for the year ended	—	5
Weighted average rate at end of period	N/A	N/A

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

Note 11. Borrowings

Credit Facilities

As of December 31, 2009 the Company had three credit facilities: (i) a $150 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11 million credit facility with Union Bank of California, N.A.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with a $300 million credit facility agreement with Citigroup Global Markets Realty Corp. On November 19, 2008, the Company entered into a credit facility agreement with Citicorp North America, Inc. which replaced its existing credit facility with Citigroup Global Markets Realty Corp. with a new $300 million credit facility. The revolving period for this facility was scheduled to end on November 19, 2009. On November 3, 2009, the Company entered into an amendment to this credit facility that reduced the commitment amount under the facility to $150 million from $300 million and extended the credit facility’s liquidity line to November 2010, completing the annual renewal. The amendment was effective as of November 17, 2009. This facility is scheduled to mature on November 7, 2011. In addition, the Company issued a demand note to the facility for up to $30.0 million. The $150 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2009, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.80% at December 31, 2009. As of December 31, 2009, unamortized deferred financing fees were $3.8 million and the outstanding balance was $66.7 million.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. On May 21, 2009, the Company entered into an amendment to this credit facility that extended the maturity date to May 21, 2010 and reduced the commitment amount under the credit facility to $50 million from $75 million. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2009, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 5.21% at December 31, 2009. As of December 31, 2009, unamortized deferred financing fees were $0.3 million and the outstanding balance was $15.2 million.

On July 29, 2008, the Company entered into a $15 million credit facility agreement with Union Bank of California, N.A. On June 22, 2009, the Company entered into an amendment to this credit facility which reduced the commitment amount under this facility to $11 million and extended the maturity date to June 21, 2010. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2009, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.79% at December 31, 2009. As of December 31, 2009, the outstanding balance was $10.0 million.

Term Debt Facilities

As of December 31, 2009, the Company had two term debt facilities: (i) a $250 million facility with Deutsche Bank AG, New York Branch (“Deutsche”) and (ii) a $145.7 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

On November 8, 2007, the Company entered into a $300 million term debt financing agreement with Deutsche. Interest on this term debt financing agreement accrues at a variable rate per annum, which was 1.95% at December 31, 2009. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement matures on May 7, 2012. On May 6, 2008, the Company entered into an amendment to this term debt financing agreement which, among other things, increased the facility to $400 million. On January 15, 2009, the Company entered into a further amendment to this term debt financing agreement which reduced the commitment amount under the term debt facility to $250 million and will gradually reduce the advance rate from an effective rate of approximately 77% as of January 15, 2009 to no more than 72% pursuant to the terms of the amendment. As of December 31, 2009, unamortized deferred financing fees were $1.9 million and the outstanding balance was $152.4 million. The term debt financing agreement, as amended, has variable advance rates based on the diversification and average rating of the targeted loan collateral. NewStar DB Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. At December 31, 2009, NewStar DB Term Funding, LLC was in compliance with all such covenants, as amended. This term debt financing agreement began to amortize on May 7, 2009, with all loan principal collections and excess interest spread collections used to pay down the outstanding balance. The Company receives a loan collateral management fee and expects to receive a principal distribution when the term debt facility is retired. The Company paid off all outstanding borrowings under this facility with the proceeds received from the term debt securitization completed on January 7, 2010.

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At December 31, 2009, NewStar was in compliance with all such covenants. On April 17, 2009, the Company entered into an amendment to the credit facility with Wachovia which reduced the commitment amount under this facility to $200 million from $350 million, reduced the advance rate from an effective rate of 70% to 65%, extended the liquidity line termination date to June 1, 2009 from April 17, 2009 and amended the restriction on the permitted use of advances for the acquisition of collateral to the funding of certain unfunded commitments included in the collateral on or prior to April 17, 2009. On July 15, 2009, the Company amended its credit facility with Wachovia to convert it to a $145.7 million secured term debt facility maturing on July 15, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.98% at December 31, 2009. As of December 31, 2009, unamortized deferred financing fees were $2.0 million and the outstanding balance was $118.0 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

Term Debt

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At December 31, 2009, the $303.7 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $335.3 million. At December 31, 2009, deferred financing fees were $2.2 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. During the fourth quarter of 2009, certain loan collateral in the 2005 CLO Trust was categorized as defaulted under the terms of the trust indenture. If the Company does not elect to remove these defaulted loans, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying defaulted loan balances. The Company may have additional defaults in the 2005-1 CLO Trust. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance December 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
		($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$139,483	Libor + 0.28%	July 25, 2018	AAA/Aa2/AAA
Class A-2	80,477	71,204	Libor + 0.30%	July 25, 2018	AAA/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	A/Ba1/A
Class D	24,375	22,857	Libor + 1.50%	July 25, 2018	BBB/B1/BBB-
Class E	24,375	12,279	Libor + 4.75%	July 25, 2018	BB/Caa2/B

	$343,352	$303,739

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At December 31, 2009, the $435.0 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $478.7 million. At December 31, 2009, deferred financing fees were $3.7 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential. This will take effect if the Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have defaults in the 2006-1 CLO Trust. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral.

	Notes originally issued	Outstanding balance December 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$319,907	Libor +0.27%	March 30, 2022	AAA/Aa2/AAA
Class A-2	40,000	32,840	Libor +0.28%	March 30, 2022	AAA/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/Ba1/A
Class D	25,000	15,250	Libor +1.35%	March 30, 2022	BBB/B1/BBB
Class E	13,750	9,500	Libor +1.75%	March 30, 2022	BBB-/B2/BBB-

	$456,250	$434,997

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2009, the $513.9 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $569.0 million. At December 31, 2009, deferred financing fees were $4.6 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes of the 2007 CLO Trust. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and Class B notes, and confirmed its ratings of the Class C notes, the Class D notes and the Class E notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential. This will take effect if the

Company fails to reinvest collateral principal repayments, if defaulted collateral results in the trapping of excess interest spread, or when the reinvestment period ends, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. During 2009, certain loan collateral in the 2007-1 CLO Trust was categorized as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. In February 2010, the Company elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped. The Company may have additional defaults in the 2007-1 CLO Trust. If the Company does not elect to remove these potential defaults, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of the non-accrual loans.

	Notes originally issued	Outstanding balance December 31, 2009	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$324,050	Libor +0.24%	September 30, 2022	AAA/Aa2/AAA
Class A-2	100,000	81,391	Libor +0.26%	September 30, 2022	AAA/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/Ba1/A
Class D	27,000	26,000	Libor +2.30%	September 30, 2022	BBB/Ba3/BBB+

	$546,000	$513,941

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

On January 7, 2010, the Company completed a $275.0 million term debt securitization, net of a $3.4 million discount. The notes offered in the commercial loan obligation were issued by NewStar Commercial Loan Trust 2009-1 (a newly formed subsidiary of the Company) and are primarily backed by a diversified portfolio of commercial loans originated by the Company. Investors purchased approximately $190.5 million of the floating-rate asset-backed notes. This represented approximately 68% of the value of the collateral pool. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. The blended pricing of the notes offered was LIBOR plus 4.58%. The notes are expected to mature on July 30, 2018. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

The amount, ratings and LIBOR spread of the offered Notes are:

Class	Amount	Rating (Moody’s)	Borrowing spread to LIBOR
A	$148.5	Aaa	3.75%
B	$42.0	A2	5.00
C	$31.0	Ba2	5.50
Subordinated	$56.9	NR	N/A

Revolving Credit Notes

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., establishing a $75.0 million revolving credit facility. Under the credit facility, the Company may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility begins to amortize on July 5, 2011 and is scheduled to mature on July 5, 2013. The Company is permitted to use the proceeds of borrowings under the credit facility, subject to the lesser of 30% of commitments or $20.0 million, for working capital and other general corporate purposes.

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in the Company’s financing subsidiaries governs availability under the credit facility. As of March 3, 2010, the Company had not drawn any amounts from the revolving credit facility, but we had the ability to draw $75.0 million based on our borrowing base.

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2009 were as follows:

	Credit facilities	Term debt(1)	Total
	($ in thousands)
2010	$25,190	$—	$25,190
2011	66,700	—	66,700
2012	—	270,375	270,375
2013	—	—	—
2014	—	—	—
Thereafter	—	1,252,677	1,252,677

Total	$91,890	$1,523,052	$1,614,942

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 12. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 were as follows:

($ in thousands)
2010	$1,342
2011	1,083
2012	650
2013	82
2014	—
Thereafter	—

Rent expense was $2.5 million, $2.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Early in 2005 the Company entered into a sale lease-back transaction for a significant portion of its office furniture and selected equipment. The rents on this transaction are included in the above amounts.

Note 13. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2009 and 2008, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2009		December 31, 2008
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	( In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,995	145,000	48,466

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

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2009, all of the shares remained undesignated.

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

On January 25, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 3, 2010, the Company had repurchased 29,000 shares of its common stock under the program at an average price per share of $5.77.

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

On May 13, 2009, the Company issued 35,000 shares of restricted stock to certain members of its Board of Directors. The shares of restricted stock had a fair value of $2.20 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock have a graded vesting schedule over a service period of up to five years.

On December 11, 2009, the Company issued 915,000 shares of restricted stock to certain employees of the Company. The shares of restricted stock had a fair value of $2.84 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock vest in their entirety on the third anniversary of the date of grant.

Restricted stock activity for 2009 and 2008 was as follows:

	Shares	Weighted average grant- date fair value
		($ in thousands)
Non-vested as of January 1, 2008	1,494,853	$25,371
Granted	31,400	200
Vested	(537,900)	(9,085)
Forfeited	(90,396)	(1,518)

Non-vested as of December 31, 2008	897,957	14,968
Granted	1,658,321	3,842
Vested	(318,824)	(4,417)
Forfeited	(39,913)	(396)

Non-vested as of December 31, 2009	2,197,541	$13,997

The Company’s compensation expense related to its restricted stock was $4.4 million, $5.9 million and $12.2 million for 2009, 2008 and 2007, respectively. The unrecognized compensation cost of $6.3 million at December 31, 2009 is expected to be recognized over approximately the next two years.

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

On March 18, 2009 the Company completed an option exchange program with its senior management, including the Company’s principal executive officer, principal financial officer and named executive officers whereby in exchange for a grant of stock options priced at fair market value on March 18, 2009, each executive agreed to surrender to the Company for cancellation the option award granted to him on December 13, 2006 and to abide by the terms of a lock-up agreement. The lock-up agreement requires 50% of the net proceeds from any exercise or partial exercise of the option received as part of the March 2009 option exchange program to be held by the Company until the one-year anniversary of the time when the executive ceases to be employed by the Company. During that time, such portion of the proceeds from the option exercise is subject to forfeiture if the senior executive violates the restrictive covenants in his employment agreement with the Company. The option exchange program resulted in the forfeiture of 1,985,262 options to the Company in exchange for 2,725,000 new stock option grants. The options granted vest in three equal installments on each of the first three anniversaries of the March 18, 2009 grant date and have a seven-year life.

Stock option activity for 2009 and 2008 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2008	3,306,598	16.90	9
Granted	1,341,000	7.28	6
Exercised	—	—	—
Forfeited	(379,127)	13.10	7

Outstanding as of December 31, 2008	4,268,471	14.23	6
Granted	3,923,750	2.76	6
Exercised	—	—	—
Forfeited	(2,834,558)	16.05	7

Outstanding as of December 31, 2009	5,357,663	4.87	6

Vested or expected to vest as of December 31, 2009	764,888	11.98	6

Exercisable as of December 31, 2009	764,888	11.98	6

For the years ended December 31, 2009 and 2008, the weighted average grant date fair value of options granted was $1.45 and $2.18, respectively. As of December 31, 2009, the total unrecognized compensation cost related to nonvested options granted was $3.2 million. This cost is expected to be recognized over a weighted average period of two years. During the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense of $3.4 million, $2.6 million and $3.5 million, respectively related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the years ended December 31, 2009 and 2008 were as follows:

	The year ended December 31,
	2009	2008
Expected volatility 1	64.00%	30.00%
Expected dividends 2	—	—
Risk-free interest rate 3	1.69	2.85
Expected life 4	4.50	4.50

1.	The expected volatility is based on a study of the Company’s peers.

2.	We do not expect to pay any dividends during the life of these stock options.

3.	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.

4.	The expected life is determined using the simplified method.

Note 14. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the periods ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Numerator:
Net income (loss)	$(44,260)	$22,398	$(8,639)
Denominator:
Denominator for basic income (loss) per common share	49,350	48,340	36,901

Denominator:
Denominator for diluted income (loss) per common share	49,350	48,340	36,901
Potentially dilutive securities—options	—	—	—
Potentially dilutive securities—warrants	—	—	—

Total weighted average diluted shares	49,350	48,340	36,901

Weighted average stock options of 5,390,085, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2009 due to the fact that the results would be anti-dilutive.

Weighted average stock options of 4,157,047, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2008 due to the fact that the results would be anti-dilutive.

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

Unused lines of credit are commitments to lend to a customer if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on factors that include management’s credit evaluation of the borrower, the borrower’s compliance with financial covenants and management’s discretion, among other evaluations. Due to their nature, the Company cannot know with certainty the aggregate amounts that will be required to fund the Company’s unused lines of credit. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future.

At December 31, 2009 the Company had unused lines of credit of $230.8 million. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $185.8 million and unfunded commitments related to delayed draw term loans were $29.6 million. $15.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $185.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2009, the Company categorized $75.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2009, the Company had $109.9 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2009, revolver usage averaged approximately 39%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $24.0 million from delayed draw credit facilities during 2009.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2009	2008
	($ in thousands)
Unused lines of credit	$230,838	$339,230
Standby letters of credit	18,771	32,358
Interest rate mitigation products (notional)	287,854	545,415

On June 29, 2007, the Company completed the sale of securities and loans with an aggregate amortized cost of $187.9 million to a third party and reported a $4.4 million loss on the transaction. The Company retained a residual interest in the assets sold, which had a fair value of $0 at December 31, 2009 and 2008 (See Note 7 for additional information).

Note 16. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2009	2008	2007
	($ in thousands)
Current tax expense (benefit):
Federal	$633	$24,841	$(2,322)
State	636	8,632	(323)

Total current	1,269	33,473	(2,645)

Deferred tax expense (benefit):
Federal	(20,924)	(12,254)	(1,309)
State	(4,964)	(5,146)	2,005
Change in valuation allowance	266	—	—

Total deferred	(25,622)	(17,400)	696

Income tax expense (benefit)	$(24,353)	$16,073	$(1,949)

The Company’s effective tax rate for 2009 reflects the impact of nondeductible compensation expenses incurred in connection with its initial public offering and the impact of a related discrete item resulting from vesting events in 2009.

The Company’s effective tax rate for 2008 reflects the impact of timing differences related to the recognition of losses on the residual interest in securitization, the impact of nondeductible compensation expenses incurred in connection with its initial public offering and the impact of a related discrete tax item.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate drops from the current rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. Therefore, the company recorded additional income tax expense of approximately $0.4 million in the third quarter of 2008 to adjust the company’s net deferred tax assets down to the future realizable tax rates.

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

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2009	2008	2007
	($ in thousands)
Federal statutory rate	$(24,015)	$13,465	$(3,600)
State income taxes, net of federal tax benefit	(2,813)	2,266	1,110
Equity compensation	2,407	1,568	1,501
Tax exempt interest	—	—	(849)
Statutory rate change	—	(390)	—
Other	(198)	(836)	(111)
State valuation allowance	266	—	—

	$(24,353)	$16,073	$(1,949)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2009 and 2008, components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$45,536	$21,381
Capitalized startup costs	—	111
Other	1,551	519
Securities fair value adjustments	318	730
Equity compensation	10,732	10,662
Impairment	237	237
Mark-to-market loans	—	1,109
Accrued bonus	1,989	2,220
Income from non-performing assets	3,703	—
Other real estate owned	928	—

Gross deferred tax asset	64,994	36,969

Valuation allowance	(266)	—

Deferred tax liability:
Prepaid expenses	1,139	944
Mark-to-market	4,662	186
Deferred loan costs	1,146	1,560
Other	1,332	3,041

Gross deferred tax liability	8,279	5,731

Net deferred tax asset	$56,449	$31,238

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is also dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that a valuation allowance of $0.3 million is necessary as of December 31, 2009. The valuation allowance was established for state tax benefits not projected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company considered all available evidence, both positive and negative, in determining whether a valuation allowance is needed. Examples of positive and negative evidence considered include the Company’s recent history of taxable income, trends in its earnings, positive financial ratios (including levels of capital that the Company believes sufficient to withstand the current economic environment), and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. The Company also considered in its assessment the level of income taxes paid in previous periods. The Company considered the carryback potential in assessing the realizability of its deferred tax asset. The Company had a net loss of $44.3 million for 2009, pre-tax income of $38.5 million for 2008, and a net loss of $10.6 million for 2007. The 2007 results reflect the sale of the majority of its structured products securities and loans to a third party in June 2007, which resulted in a loss of $4.4 million, in addition to $48 million of previously incurred impairment losses of $48 million. Subsequent to

December 31, 2007, the Company discontinued the origination of structured products. The Company holds one investment security available for sale at December 31, 2009 with a carrying value of $4.2 million related to structured products. The Company noted that these factors, which drove the loss in 2007, lends positive support when added back to pre-tax income. Additionally, the Company evaluated its business plans and results during its forecast period of future taxable income. Such consideration included liquidity, earnings results (including anticipated level of credit losses over a reasonable period of time), available sources of funding and capital from existing sources. The Company’s forecast utilized in its December 31, 2009 analysis included a sufficient level of earnings over a reasonable period of time.

On January 1, 2007, the Company adopted ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At January 1, 2007, the Company did not have any accrued interest or penalties.

At December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2009, the Company’s tax returns for the years ended 2008, 2007 and 2006 remain subject to examination by the Internal Revenue Service and state tax authorities.

Note 17. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.9 million and $0.9 million, respectively.

Note 18. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the years ended December 31, 2009, 2008 and 2007, the Fund’s asset management fees were $2.9 million, $6.3 million and $5.3 million, respectively. The decrease in the management fee from 2008 to 2009 was primarily due to a decline in the performance of the Fund.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At December 31, 2009, the loan balance outstanding and amount of committed funds were $9.9 million and $11.1 million, respectively.

Note 19. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2009 and 2008 is shown in the following table.

	For the three months ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	($ in thousands)
Summary Results of Operations Data:
Interest income	$31,943	$33,675	$35,026	$35,925	$45,845	$44,903	$46,034	$51,988
Interest expense	7,553	9,197	11,412	13,765	21,445	19,864	19,583	25,324

Net interest income	24,390	24,478	23,614	22,160	24,400	25,039	26,451	26,664
Provision for credit losses	39,032	32,577	36,177	25,307	17,930	11,960	3,723	4,611

Net interest income (loss) after provision for credit losses	(14,642)	(8,099)	(12,563)	(3,147)	6,470	13,079	22,728	22,053
Total non-interest income (loss)	4,446	133	(248)	6,322	8,645	5,536	1,593	3,156
Total operating expenses	9,560	10,927	12,040	9,908	7,944	8,456	13,490	14,899

Income (loss) before income taxes	(19,756)	(18,893)	(24,851)	(6,733)	7,171	10,159	10,831	10,310
Income tax expense (benefit)	(6,405)	(6,957)	(9,208)	(1,783)	4,417	2,580	4,908	4,168

Net income before noncontrolling interest	(13,351)	(11,936)	(15,643)	(4,950)	2,754	7,579	5,923	6,142
Net (income) loss attributable to noncontrolling interest	(54)	1,674	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(13,405)	$(10,262)	$(15,643)	$(4,950)	$2,754	$7,579	$5,923	$6,142

Net income (loss) per share :
Basic	$(0.27)	$(0.21)	$(0.32)	$(0.10)	$0.06	$0.16	$0.12	$0.13
Diluted	(0.27)	(0.21)	(0.32)	(0.10)	0.06	0.16	0.12	0.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 57 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 (the “2010 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Board of Directors—Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	55	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	53	Chief Investment Officer and Director
John K. Bray	53	Chief Financial Officer
David R. Dobies	44	Head—Middle Market
Robert T. Clemmens	57	Chief Credit Officer

Timothy J. Conway, 55, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 53, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 53, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

David R. Dobies, 44, has served as a Managing Director and Head of our Middle Market Corporate group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media, Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Robert T. Clemmens, 57, has served as a Managing Director of the Company since our inception in 2004 and serves as Chief Credit Officer of our Middle Market Corporate group. He is a member of the firm’s Management and Underwriting Committees. Mr. Clemmens has over 33 years of banking experience in Canada, the United Kingdom and the United States, focused on credit and risk management. From October 2002 to February 2004, Mr. Clemmens was at Tacitus Capital Management, a hedge fund, where he most recently served as Executive Vice President concentrating on fixed income research. He spent the majority of his career with Barclays Bank Plc (and its subsidiaries), where he held various positions of increasing leadership and executive management responsibility. Most recently, he served as Managing Director and Head of Risk for the Americas with primary responsibility for group-wide credit and market risk across the Americas. He was a member of the U.S. Executive Management Committee, Chairman of the Credit Committee and a voting member of the Group Credit Committee. He also served as a member of the Credit Risk Committee of the Counterparty Risk Management Policy Group formed by a consortium of financial institutions following the collapse of Long-Term Capital Management and, as a member of the Risk Management Committee of the Bond Market Association. Mr. Clemmens received his Bachelor of Commerce degree from Laurentian University and his masters in business administration from the Schulich School of Business at York University.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and certain other senior officers. A copy of the code is publicly available on the Investor Relations page of our website at www.newstarfin.com. If you would like to receive a copy of our Code of Ethics, free of charge, a request should be directed to: Investor Relations, NewStar Financial, Inc., 500 Boylston St., Suite 1250, Boston, Massachusetts 02116.

In addition we also have a Code of Business Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company. A copy of the code is posted on the Company’s website at www.newstarfin.com.

Item 11.	Executive Compensation

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2010 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2010 Proxy Statement captioned “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2010 Proxy Statement captioned “Board of Directors” and “Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2010 Proxy Statement captioned “Information about our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 58 of this report.

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

NEWSTAR FINANCIAL, INC.

Date:	March 8, 2010	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2010

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

/s/ CHARLES N. BRALVER Charles N. Bralver	Director	March 8, 2010

/s/ T. KIMBALL BROOKER, JR. T. Kimball Brooker, Jr.	Director	March 8, 2010

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 8, 2010

/s/ BRIAN L.P. FALLON Brian L.P. Fallon	Director	March 8, 2010

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 8, 2010

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 8, 2010

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 8, 2010

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 8, 2010

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Form of Warrant to Purchase Preferred Stock.	Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as Issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Filed herewith.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(3)	Sublease between Massachusetts Financial Services Company, as Tenant, and the Company, as Sub-tenant, dated February 1, 2007.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(i)	Amendment No. 7 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Previously filed as Exhibit 10(b)(1)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(j)	Amendment No. 8 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Previously filed as Exhibit 10(b)(1)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(1)(l)	Amendment No. 10 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Previously filed as Exhibit 10(b)(1)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(m)	Second Amended and Restated Sale and Servicing Agreement, dated as of April 18, 2008, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(1)(n)	Amendment No. 1 to the Second Amended and Restated Sale and Servicing Agreement, dated as of December 30, 2008.	Previously filed as Exhibit 10(b)(1)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(1)(o)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 20, 2009 and incorporated herein by reference.

10(b)(1)(p)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 27, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(q)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 17, 2009 and incorporated herein by reference.

10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(3)(a)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Collateral Manager, IXIS Financial Products Inc., as Administrative Agent and Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(4)(a)	Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as Originator and Servicer, MMP-5 Funding, LLC, as Lender, IXIS Financial Products Inc., as Administrative Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.10.1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(b)	Amendment No. 1 to Secured Loan and Servicing Agreement, dated as of November 30, 2005.	Previously filed as Exhibit 10(b)(4)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007, and incorporated herein by reference.

10(b)(4)(c)	Amendment No. 2 to Secured Loan and Servicing Agreement, dated as of March 14, 2006.	Previously filed as Exhibit 10.10.1.3 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

10(b)(4)(d)	Amendment No. 3 to Secured Loan and Servicing Agreement, dated as of August 24, 2006.	Previously filed as Exhibit 10.10.1.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(e)	Amendment No. 5, dated as of August 8, 2007, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the Borrower, the Company, as the Originator and the Servicer, MMP-5 Funding, LLC as the Lender, NATIXIS Financial Products, Inc., as the Administrative Agent and U.S. Bank National Association, as the Trustee.	Previously filed as Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(4)(f)	Amendment No. 6, dated as of January 24, 2008, to the Secured Loan and Servicing Agreement, dated as of August 26, 2005, by and among NewStar Short-Term Funding LLC, as the Borrower, the Company, as the Originator and the Servicer, MMP-5 Funding, LLC as the Lender, NATIXIS Financial Products, Inc., as the Administrative Agent and U.S. Bank National Association, as the Trustee.	Previously filed as Exhibit 10(b)(4)(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(4)(g)	Amendment No. 7 and Waiver to Secured Loan and Servicing Agreement, dated as of May 29, 2008.	Previously filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(4)(g)	Amendment No. 8 to the Secured Loan and Servicing Agreement, dated as of May 21, 2009 by and among NewStar Short-Term Funding LLC, the Company, MMP-7 Funding, LLC, NATIXIS Financial Products, Inc., and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 27, 2009 and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Investor, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company, as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer.	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment to the Note Purchase Agreement, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(d)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Previously filed as Exhibit 10(b)(7)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(7)(i)	Note Purchase Agreement, dated as of November 19, 2008, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, Citicorp North America, Inc., as Note Purchaser Agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto.	Previously filed as Exhibit 10(b)(7)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference

10(b)(7)(j)	Amended and Restated Sale and Servicing Agreement, dated as of November 19, 2008, among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc., as Backup Servicer.	Previously filed as Exhibit 10(b)(7)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference

10(b)(7)(k)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of November 3, 2009.	Filed herewith.

10(b)(8)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(8)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(9)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(10)(a)	Loan and Servicing Agreement dated as of November 7, 2007 by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and Servicer, Deutsche Bank AG, New York Branch, as the Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Previously filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(10)(b)	First Amendment to the Loan and Servicing Agreement, dated as of May 6, 2008.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(10)(c)	Omnibus Amendment to the Loan and Servicing Agreement, dated as of January 15, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 22, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(11)(a)	Revolving Note dated January 5, 2010, executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(b)	Note Agreement dated as of January 5, 2010, by and among the Company, Fortress Credit Corp., as Administrative Agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(c)	Subsidiary Guaranty dated as of January 5, 2010, by NewStar California, LLC, NewStar Asset Management, LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(d)	Pledge and Security Agreement dated as of January 5, 2010, by and between the Company, NewStar California, LLC, NewStar Asset Management, LLC NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(12)(a)	Sale and Servicing Agreement dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as the Originator and the Servicer, U.S. Bank, National Association, as the Trustee, and Wilmington Trust Company, as Owner Trustee.	Filed herewith.

10(b)(12)(b)	Commercial Loan Sale Agreement dated as of January 7, 2010, by and between the Company, as the Originator and NewStar Commercial Loan LLC 2009-1, as Trust Depositor.	Filed herewith.

10(b)(12)(c)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1.	Filed herewith.

10(c)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(d)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(d)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)	Form of Restated Tier I Employment Agreement dated as of December 11, 2009, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(e)(2)	Form of Restated Tier II Employment Agreement dated as of December 11, 2009, between the Company, and each of its executive officers (excluding the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer).*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(f)	Amended and Restated 2006 Incentive Plan.	Previously filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference

10(g)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(h)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(i)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(i)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(k)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(l)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.