Form 10-Q
period 2010-03-31
NewStar Financial, Inc.
filed 2010-05-06
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2010, 49,850,019 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about our:

•	anticipated financial condition including estimated loan losses;

•	expected results of operation;

•	ability to meet draw requests under commitments to borrowers under certain conditions;

•	growth and market opportunities;

•	future development of our products and markets;

•	ability to compete; and

•	stock price.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$17,783	$39,848
Restricted cash	127,347	136,884
Investments in debt securities, available-for-sale	4,051	4,183
Loans held-for-sale, net	18,457	15,736
Loans, net	1,784,634	1,878,978
Deferred financing costs, net	21,311	18,557
Interest receivable	8,470	7,949
Property and equipment, net	910	976
Deferred income taxes, net	60,505	56,449
Income tax receivable	10,257	7,260
Other assets	39,030	33,252

Total assets	$2,092,755	$2,200,072

Liabilities:
Credit facilities	$56,349	$91,890
Term debt	1,455,008	1,523,052
Accrued interest payable	3,730	2,774
Accounts payable	720	645
Other liabilities	34,998	31,591

Total liabilities	1,550,805	1,649,952

Stockholders’ equity and noncontrolling interest:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2010 and 2009;
Shares outstanding 49,850,083 in 2010 and 49,994,858 in 2009	499	500
Additional paid-in capital	618,932	616,762
Accumulated deficit	(79,014)	(69,083)
Common stock held in treasury, at cost $0.01 par value; 386,071 in 2010 and 257,392 in 2009	(2,043)	(1,331)
Accumulated other comprehensive loss, net	(571)	(786)

Total NewStar Financial, Inc. stockholders’ equity	537,803	546,062
Noncontrolling interest	4,147	4,058

Total stockholders’ equity	541,950	550,120

Total liabilities and stockholders’ equity	$2,092,755	$2,200,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2010	2009
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$29,103	$35,925
Interest expense	13,049	13,765

Net interest income	16,054	22,160
Provision for credit losses	27,047	25,307

Net interest income (loss) after provision for credit losses	(10,993)	(3,147)

Non-interest income:
Fee income	381	493
Asset management income – related party	651	787
Gain on derivatives	18	144
Other income	3,521	4,898

Total non-interest income	4,571	6,322

Operating expenses:
Compensation and benefits	6,384	5,627
Occupancy and equipment	644	780
General and administrative expenses	2,765	3,501

Total operating expenses	9,793	9,908

Loss before income taxes	(16,215)	(6,733)
Income tax benefit	(6,373)	(1,783)

Net loss before noncontrolling interest	(9,842)	(4,950)
Net loss attributable to noncontrolling interest	(89)	—

Net loss attributable to NewStar Financial, Inc. common stockholders	$(9,931)	$(4,950)

Basic loss per share	$(0.20)	$(0.10)
Diluted loss per share	(0.20)	(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2010	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net loss	—	—	(9,931)	—	—	(9,931)	89
Other comprehensive income:
Net unrealized securities losses, net of tax expense of $38	—	—	—	—	(59)	(59)	—
Net unrealized derivatives gains, net of tax expense of $86	—	—	—	—	274	274	—

Total comprehensive income						(9,716)
Shares reacquired from employee transactions	(1)	—	—	(545)	—	(546)	—
Tax benefit from vesting of restricted common stock awards	—	361	—	—	—	361	—
Repurchase of common stock	—	—	—	(167)	—	(167)	—
Amortization of restricted common stock awards	—	972	—	—	—	972	—
Amortization of stock option awards	—	837	—	—	—	837	—

Balance at March 31, 2010	$499	$618,932	$(79,014)	$(2,043)	$(571)	$537,803	$4,147

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2009	$486	$608,996	$(24,823)	$(1,078)	$(2,026)	$581,555	$—
Net loss	—	—	(4,950)	—	—	(4,950)	—
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $198	—	—	—	—	(85)	(85)	—
Net unrealized derivatives gains, net of tax expense of $14	—	—	—	—	181	181	—

Total comprehensive income						(4,854)
Issuance of restricted stock	6	(6)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(5)	—	(5)	—
Amortization of restricted common stock awards	—	914	—	—	—	914	—
Amortization of stock option awards	—	484	—	—	—	484	—

Balance at March 31, 2009	$492	$610,388	$(29,773)	$(1,083)	$(1,930)	$578,094	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net loss	$(9,931)	$(4,950)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	27,047	25,307
Depreciation and amortization and accretion	(2,401)	(2,661)
Amortization of debt issuance costs	5,936	1,616
Equity compensation expense	1,809	1,398
Gain on repurchase of debt	(2,925)	(3,480)
Net change in deferred income taxes	(3,569)	1,657
Loans held-for-sale originated	(18,457)	—
Proceeds from sale of loans held-for-sale	15,736	—
Net change in interest receivable	(521)	1,968
Net change in other assets	(5,689)	(2,855)
Net change in accrued interest payable	956	(6,229)
Net change in accounts payable and other liabilities	669	(2,243)

Net cash provided by operating activities	8,660	9,528

Cash flows from investing activities:
Net change in restricted cash	9,537	(24,727)
Net change in loans	69,749	72,089
Proceeds from repayments of debt securities available-for-sale	56	88
Acquisition of property and equipment	(5)	25

Net cash provided by investing activities	79,337	47,475

Cash flows from financing activities:
Borrowings on credit facilities	11,266	1,697
Repayment of borrowings on credit facilities	(57,481)	(34,094)
Issuance of term debt	187,304	—
Repayment of borrowings on term debt	(241,748)	(17,075)
Payment of deferred financing costs	(8,690)	(224)
Purchase of treasury stock	(713)	(5)

Net cash provided by (used in) financing activities	(110,062)	(49,071)

Net increase (decrease) in cash during the period	(22,065)	7,302
Cash and cash equivalents at beginning of period	39,848	50,279

Cash and cash equivalents at end of period	$17,783	$57,581

Supplemental cash flows information:
Interest paid	$12,093	$19,994
Taxes paid	—	3,181
Decrease (increase) in fair value of investments in debt securities	97	283

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of March 31, 2010, this portfolio had an outstanding balance of $36.1 million.

The Company has not originated any new commercial real estate loans since the first quarter of 2008.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Noncontrolling Interest

During 2009, the Company along with a wholly-owned subsidiary of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) created a limited liability company as part of the resolution of a commercial real estate loan. The limited liability company was formed to take control of the underlying commercial real estate property. The Company maintains a majority and controlling interest in the limited liability company with a fair value of $5.8 million, net of the noncontrolling interest, as of March 31, 2010, as other real estate owned (“OREO”).

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

Recently Adopted Accounting Standards

On June 12, 2009, the FASB issued ASC 860 (formerly SFAS 166, Accounting for Transfers of Financial Assets) and ASC 810 (formerly SFAS 167, Amendments to FASB Interpretation No. 46(R)). ASC 860 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of ASC 860. Under ASC 860,

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. ASC 810 amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of ASC 860 and ASC 810 did not have a material effect on the Company’s results from operation or financial position.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Topic 820 that require new disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures regarding the activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All other requirements of ASU 2010-06 are effective in interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 will not have a material effect on the Company’s results from operations or financial position.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$4,051	$4,051
Warrants	—	—	1	1
Derivatives (assets)	—	6,677	—	6,677

Total assets recorded at fair value on a recurring basis	$—	$6,677	$4,052	$10,729

Derivatives (liabilities)	$—	$7,012	$—	$7,012

Nonrecurring Basis:
Loans, net	$—	$—	$55,873	$55,873
Loans held-for-sale, net	18,457	—	—	18,457
Other real estate owned	—	—	13,627	13,627

Total assets recorded at fair value on a nonrecurring basis	$18,457	$—	$69,500	$87,957

At March 31, 2010, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2010, the Company recorded $4.3 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At March 31, 2010, “Loans held-for-sale, net” consisted of middle market corporate loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

At March 31, 2010, “Other real estate owned” consisted of two commercial real estate properties.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2010 and 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

For the three months ended March 31, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2009	$4,183	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(97)	—
Purchases, issuances or settlements	(35)	—

Balance as of March 31, 2010	$4,051	$1

For the three months ended March 31, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	(283)	—
Purchases, issuances or settlements	(66)	(1,999)

Balance as of March 31, 2009	$2,676	$1

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$17,783	$17,783	$39,848	$39,848
Restricted cash	127,347	127,347	136,884	136,884
Loans held-for-sale	18,457	18,457	15,736	15,736
Loans, net	1,784,634	1,753,171	1,878,978	1,828,702
Investments in debt securities available-for-sale	4,051	4,051	4,183	4,183
Derivative instruments	6,677	6,677	7,458	7,458
Financial liabilities:
Credit facilities	$56,349	$56,349	$91,890	$91,890
Term debt	1,455,008	1,321,137	1,523,052	1,452,361
Derivatives instruments	7,012	7,012	7,853	7,853

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NCOF) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2010 loans held-for-sale consisted of four middle market loans which are intended to be sold to the NCOF at an agreed upon price. Subsequent to March 31, 2010, the Company sold two of the loans with an aggregate outstanding balance of $8.1 million.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2010 and December 31, 2009, loans held-for-sale consisted of the following:

	March 31, 2010	December 31, 2009
	($ in thousands)
Middle Market Corporate	$18,668	$15,990

Gross loans	18,668	15,990
Deferred loan fees, net	(211)	(254)

Total loans, net	$18,457	$15,736

The Company did not sell any loans to an entity other than the NCOF during the three months ended March 31, 2010 or 2009.

As of March 31, 2010 and December 31, 2009, loans consisted of the following:

	March 31, 2010	December 31, 2009
	($ in thousands)
Middle Market Corporate	$1,600,232	$1,692,929
Commercial Real Estate	320,560	320,659

Gross loans	1,920,792	2,013,588
Deferred loan fees, net	(20,814)	(20,745)
Allowance for loan losses	(115,344)	(113,865)

Total loans, net	$1,784,634	$1,878,978

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

As of March 31, 2010, the Company had impaired loans with an aggregate outstanding balance of $348.4 million. Impaired loans with an aggregate outstanding balance of $233.9 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by ASC 310, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“ASC 310”). Impaired loans with an aggregate outstanding balance of $156.3 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2010, the Company recorded $22.3 million of specific provisions for impaired loans. At March 31, 2010, the Company had a $72.1 million specific allowance for impaired loans with an aggregate outstanding balance of $270.0 million. At March 31, 2010, additional funding commitments for impaired loans totaled $26.5 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2010, $138.8 million of impaired loans and an additional $5.0 million of loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $72.1 million specific allowance for impaired loans was $36.8 million related to delinquent loans.

As of December 31, 2009, the Company had impaired loans with an aggregate outstanding balance of $352.4 million. Impaired loans with an aggregate outstanding balance of $257.7 million have been restructured and classified as TDRs. Impaired loans with an aggregate outstanding balance of $162.7 million were also on non-accrual status. During 2009, the Company recorded $132.5 million of specific provisions for impaired loans. At December 31, 2009, the Company had a $75.4 million specific allowance for impaired loans with an aggregate outstanding balance of $306.5 million. At December 31, 2009, additional funding commitments for impaired loans totaled $27.8 million. As of December 31, 2009, impaired loans with an aggregate outstanding balance of $123.9 million were greater than 60 days past due and classified as delinquent by the Company. Included in the $75.4 million specific allowance for impaired loans was $24.9 million related to delinquent loans.

The aggregate average balance of impaired loans during the three months ended March 31, 2010 was $375.5 million. The total amount of interest income recognized during the three months ended March 31, 2010 from impaired loans was $3.6 million. The amount of cash basis interest income that was recognized for the three months ended March 31, 2010 was $2.2 million.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
	($ in thousands)
Balance, beginning of period	$114,470	$101,117	$53,977
Provision for credit losses - general	4,755	(1,002)	(1,409)
Provision for credit losses - specific	22,292	40,034	26,716
Loans charged off, net of recoveries	(25,565)	(25,679)	(14,271)

Balance, end of period	$115,952	$114,470	$65,013

During the three months ended March 31, 2010 the Company recorded a total provision for credit losses of $27.0 million. The Company increased its allowance for credit losses to $116.0 million at March 31, 2010 from $114.5 million at December 31, 2009. This increase in allowance for credit losses resulted primarily from an increase in the general allowance for loan losses, overall migration of ratings assigned to certain loans within the commercial real estate portfolio, as well as increases in loss severity and probability of default factors assigned to risk rated loans, an increase in the environmental supplemental amounts reflecting economic and capital market conditions. Difficult economic conditions continued to have a negative impact on the financial performance of the Company’s borrowers and their ability to make their scheduled payments. The general allowance for credit losses covers probable losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include 97% of the outstanding balances of the Company’s delinquent loans and all of its troubled debt restructurings, as a percentage of “Loans, net” increased to 19.5% as of March 31, 2010 as compared to 7.7% as of March 31, 2009. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and the Company has added to the specific reserve, the aggregate amount of loans being evaluated under its general allowance analysis has decreased.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses is added to the allowance and recoveries on loans previously charged off are netted against loans charged off.

The Company is closely monitoring the credit quality of its loans and loan delinquencies, non-accruals and charge offs, and the occurrence of these events may increase due to economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at March 31, 2010 and December 31, 2009 is an allowance for unfunded commitments of $0.6 million at each reporting date, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of March 31, 2010 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology. During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

During 2009, as part of the resolution of two exclusive impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. At March 31, 2010, these assets had an aggregate carrying amount of $9.5 million and were classified as other real estate owned (“OREO”) and included in “Other assets” in the Company’s balance sheet.

As of March 31, 2009, the Company had one $6.5 million asset that was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan, which was subsequently sold during 2009. During the three months ended March 31, 2009, the Company recorded a $1.3 million loss related to this asset to reflect its fair value.

Note 5. Restricted Cash

Restricted cash as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	($ in thousands)
Collections on loans pledged to credit facilities	$17,435	$21,727
Principal and interest collections on loans held in trust and prefunding amounts	101,123	105,812
Customer escrow accounts	8,789	9,345

Total	$127,347	$136,884

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	($ in thousands)
Investments in debt securities - gross	$6,600	$6,635
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,302	$4,337

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2010:
Other debt obligation(1)	$4,302	$—	$(251)	$4,051

	$4,302	$—	$(251)	$4,051

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2009:
Other debt obligation(1)	$4,337	$—	$(154)	$4,183

	$4,337	$—	$(154)	$4,183

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the three months ended March 31, 2010 and 2009.

The Company did not record any net Other Than Temporary Impairment charges during the three months ended March 31, 2010 and 2009.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,051	$4,051
Amortized cost	—	4,302	4,302

Unrealized loss	$—	$251	$251

	December 31, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,183	$4,183
Amortized cost	—	4,337	4,337

Unrealized loss	$—	$154	$154

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at March 31, 2010 and December 31, 2009 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2010, the Company has determined that it is not more likely than not that it will be required to sell the security before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary”.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2010 and December 31, 2009 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,302	4,051	4,337	4,183

Total	$4,302	$4,051	$4,337	$4,183

Note 7. Derivative Financial Instrument Hedging Activities

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At March 31, 2010, the interest rate swap agreements had a combined notional value of $12.1 million and had scheduled maturities ranging from April 11, 2010 to October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2010 and 2009, the Company recorded hedge ineffectiveness of $(24,643) and $2,419, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at March 31, 2010 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.8 million. The reclassification is expected to result in additional interest expense.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties consisting primarily of large financial institutions. The interest rate mitigation products do not qualify for hedge accounting treatment.

The fair values of the Company’s derivative instruments outstanding as of March 31, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$360
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$6,677	Other liabilities	$6,652

The gains and losses on the Company’s derivative instruments during the three months ended March 31 2010 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$122	Gain (loss) on derivatives	$(225)	Gain (loss) on derivatives	$25

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$4	Gain (loss) on derivatives

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $7.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $2.9 million at March 31, 2010.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of March 31, 2010, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at March 31, 2010, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $7.0 million in the aggregate.

Note 8. Borrowings

Credit Facilities

As of March 31, 2010 the Company had three credit facilities: (i) a $75 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11 million credit facility with Union Bank of California, N.A.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with the credit facility agreement with Citicorp. On March 19, 2010, the Company entered into an amendment to this credit facility that reduced the commitment amount under the facility to $75 million from $150 million. This facility is scheduled to mature on November 7, 2011. In addition, the Company reduced the demand note to the facility to $7.5 million. The $75 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, insolvency tests, failure to meet tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off, and interest coverage levels. At March 31, 2010, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.76% at March 31, 2010. As of March 31, 2010, unamortized deferred financing fees were $1.7 million and the outstanding balance was $41.2 million. The Company amortized $1.7 million of deferred financing fees during the three months ended March 31, 2010 resulting from the reduction in the commitment amount under this credit facility.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets and the rating and diversification of the portfolio. The credit facility was scheduled to mature on May 21, 2010. On May 4, 2010, the Company entered into an amendment with NATIXIS which extended the maturity date to May 20, 2011, among other things. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to remain within prescribed facility portfolio charge-off levels. At March 31, 2010, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 6.34% at March 31, 2010. As of March 31, 2010, unamortized deferred financing fees were $0.1 million and the outstanding balance was $8.2 million.

On July 29, 2008, the Company entered into a credit facility agreement with Union Bank of California, N.A. The credit facility is scheduled to mature on June 21, 2010. Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility, must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. At March 31, 2010, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.79% at March 31, 2010. As of March 31, 2010, the outstanding balance was $6.9 million.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in the Company’s financing subsidiaries governs availability under the credit facility. The applicable unused fee rate of the facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to75% of the commitment amount. As of March 31, 2010, the Company had not drawn any amounts from the revolving credit facility, but we had the ability to draw $75.0 million determined by our borrowing base.

Term Debt Facilities

As of March 31, 2010, the Company had one term debt facility, a $118.2 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2010, NewStar was in compliance with all such covenants. This credit facility is scheduled to mature on July 15, 2012. Interest on this facility accrues at a variable rate per annum, which was 4.00% at March 31, 2010. As of March 31, 2010, unamortized deferred financing fees were $1.8 million and the outstanding balance was $107.3 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

The Company had a $250 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrued at a variable rate per annum. In connection with the Deutsche term debt financing agreement, the Company formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement was scheduled to mature on May 7, 2012. The Company paid off all outstanding borrowings and retired this facility with the proceeds received from the term debt securitization completed on January 7, 2010, described below.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At March 31, 2010, the $287.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $318.7 million. At March 31, 2010, deferred financing fees were $1.9 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $10.8 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. As of March 31, 2010, the most recent quarterly report dated January 13, 2010 identified $25.1 million of certain loan collateral in the 2005 CLO Trust as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, this amount was $4.8 million. The Company may have additional defaults in the 2005-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Notes originally issued	Outstanding balance March 31, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$131,587	Libor + 0.28%	July 25, 2018	AAA/Aa2/AAA
Class A-2	80,477	67,172	Libor + 0.30%	July 25, 2018	AAA/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	A/Ba1/A
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	BBB/B1/BBB-
Class E	24,375	12,279	Libor + 4.75%	July 25, 2018	BB/Caa2/B

	$343,352	$287,178

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At March 31, 2010, the $399.1 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $442.9 million. At March 31, 2010, deferred financing fees were $3.6 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During the three months ended March 31, 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have defaults in the 2006-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral.

	Notes originally issued	Outstanding balance March 31, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$319,867	Libor +0.27%	March 30, 2022	AAA/Aa2/AAA
Class A-2	40,000	—	Libor +0.28%	March 30, 2022	AAA/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	A/Ba1/A
Class D	25,000	15,250	Libor +1.35%	March 30, 2022	BBB/B1/BBB
Class E	13,750	6,500	Libor +1.75%	March 30, 2022	BBB-/B2/BBB-

	$456,250	$399,117

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2010, the $474.1 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $529.5 million. At March 31, 2010, deferred financing fees were $4.4 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. As of March 31, 2010, the most recent quarterly report dated February 13, 2010 identified $23.9 million of certain loan collateral in the 2007-1 CLO Trust as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, this amount was $21.6 million. In February 2010, the Company elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped. The Company may have additional defaults in the 2007-1 CLO Trust in the future. If the Company does not elect to remove these potential defaults, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of the non-accrual loans.

	Notes originally issued	Outstanding balance March 31, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,613	Libor +0.24%	September 30, 2022	AAA/Aa2/AAA
Class A-2	100,000	47,018	Libor +0.26%	September 30, 2022	AAA/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	A/Ba1/A
Class D	27,000	26,000	Libor +2.30%	September 30, 2022	BBB/Ba3/BBB+

	$546,000	$474,131

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On January 7, 2010, the Company completed a term debt securitization. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. The Company has the ability to contribute an additional $50 million by July 30, 2010. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At March 31, 2010, the $187.3 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $278.4 million. At March 31, 2010, deferred financing fees were $3.5 million. The 2009-1 CLO Trust does not permit reinvestment of collateral principal repayments but does allow for a 6 month ramp-up period, during which $50.0 million in unused proceeds may be invested in additional loans. The ramp-up period ends on July 30, 2010, or earlier if the unused proceeds have been utilized in full prior to July 30, 2010. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

	Notes originally issued	Outstanding balance March 31, 2010	Interest rate		Original maturity	Ratings (Moody’s)(1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$148,500	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	38,804	Libor +5.00	%(2)	July 30, 2018	A2

	$190,500	$187,304

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2010 and December 31, 2009, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2010		December 31, 2009
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,850	145,000	49,995

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2010, all of the shares remained undesignated.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

On January 25, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2010, the Company had repurchased 29,000 shares of its common stock under the program at a weighted average price per share of $5.77.

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

Restricted stock activity for the three months ended March 31, 2010 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2009	2,197,541	$13,997
Granted	—	—
Vested	(312,901)	(514)
Forfeited	(19,426)	(66)

Non-vested as of March 31, 2010	1,865,214	$13,417

The Company recognized $1.0 million and $0.9 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2010 and 2009. The unrecognized compensation cost of $5.3 million at March 31, 2010 is expected to be recognized over the next three years.

Stock Options

Under the Company’s 2006 Incentive Plan, the Company’s compensation committee may grant options to purchase shares of common stock. Stock options may either be incentive stock options (“ISOs”) or non-qualified stock options. ISOs may only be granted to officers and employees. The compensation committee will, with regard to each stock option, determine the number of

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

shares subject to the stock option, the manner and time of exercise, vesting, and the exercise price will not be less than 100% of the fair market value of the common stock on the date of the grant. The shares of common stock issuable upon exercise of options or other awards or upon grant of any other award may be either previously authorized but unissued shares or treasury shares.

On December 13, 2006, in connection with the Company’s initial public offering, stock options exercisable for an aggregate of 3,287,365 shares of common stock were issued to certain employees of the Company. Stock options exercisable for an aggregate of 2,613,615 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and were 60% vested at the IPO with the remaining 40% to vest ratably over a four-year service period. The remaining options for 673,750 shares of common stock were issued at an exercise price equal to the pricing of the Company’s initial public offering and vest ratably over a four-year service period.

On March 18, 2009 the Company completed an option exchange program with its senior management, including the Company’s principal executive officer, principal financial officer and other named executive officers whereby in exchange for a grant of stock options priced at fair market value on March 18, 2009, each executive agreed to surrender to the Company for cancellation the option award granted to him on December 13, 2006 and to abide by the terms of a lock-up agreement. The lock-up agreement requires 50% of the net proceeds from any exercise or partial exercise of the option received as part of the March 2009 option exchange program be held by the Company until the one-year anniversary of the time when the executive ceases to be employed by the Company. During that time, such portion of the proceeds from the option exercise is subject to forfeiture if the senior executive violates the restrictive covenants in his employment agreement with the Company. The option exchange program resulted in the forfeiture of 1,985,262 options to the Company in exchange for 2,725,000 new stock option grants. The options granted vest in three equal installments on each of the first three anniversaries of the March 18, 2009 grant date and have a seven-year life.

Stock option activity for the three months ended March 31, 2010 was as follows:

Options
Outstanding as of January 1, 2010	5,357,663
Granted	—
Exercised	(3,333)
Forfeited	(55,416)

Outstanding as of March 31, 2010	5,298,914

Vested as of March 31, 2010	2,281,627

Exercisable as of March 31, 2010	2,281,627

The Company did not grant any options during the three months ended March 31, 2010. As of March 31, 2010, the total unrecognized compensation cost related to nonvested options granted was $2.4 million. This cost is expected to be recognized over a weighted average period of two years. During the three months ended March 31, 2010 and 2009, the Company recognized compensation expense related to its stock options of $0.8 million and $0.5 million, respectively.

Note 10. Loss Per Share

The computations of basic and diluted loss per share for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Numerator:
Net loss	$(9,931)	$(4,950)

Denominator:
Denominator for basic loss per common share	49,939	48,779

Denominator:
Denominator for diluted loss per common share	49,939	48,779
Potentially dilutive securities - options	—	—
Potentially dilutive securities - warrants	—	—

Total weighted average diluted shares	49,939	48,779

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Weighted average stock options totaling 5,349,001 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 due to the fact that the results would be anti-dilutive.

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

Unused lines of credit are commitments to lend to a customer if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on factors that include management’s credit evaluation of the borrower, the borrower’s compliance with financial covenants and management’s discretion, among other evaluations. Due to their nature, the Company cannot know with certainty the aggregate amounts that will be required to fund the Company’s unused lines of credit. The aggregate amount of these unfunded commitments currently does not exceed our available funds but may exceed our available funds in the future.

At March 31, 2010 the Company had unused lines of credit of $222.9 million. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $176.1 million and unfunded commitments related to delayed draw term loans were $29.8 million. $17.0 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $176.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2010, the Company categorized $71.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2010, the Company had $104.2 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2010, revolver usage averaged approximately 39%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $1.5 million from delayed draw credit facilities during the three months ended March 31, 2010.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2010	December 31, 2009
	($ in thousands)
Unused lines of credit	$222,894	$230,838
Standby letters of credit	15,508	18,771
Interest rate mitigation products (notional)	286,323	287,854

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2010 and 2009, the Fund’s asset management fees were $0.7 million and $0.8 million, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At March 31, 2010, the loan balance outstanding and amount of committed funds were $8.9 million and $9.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of March 31, 2010, this portfolio had an outstanding balance of $36.1 million.

Market Conditions

Conditions in the capital markets improved in the first quarter of 2010 as the US economy continued to expand. The recovery in credit markets, however, remains uneven. While US equity and corporate bond markets were active in the first quarter with increased levels of new issue volumes, securitization markets have been slower to recover and conditions in certain segments remain uncertain and volatile. The larger, more liquid segments of the securitization markets that include mortgages, credit cards and auto loans have recovered more quickly than other asset types. But, as liquidity continues to return to those asset classes and market conditions normalize, securitization markets for other asset types including CLOs are also expected to improve and provide a sustainable source of capital.

Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have started to improve as loan values have recovered and default rates have declined. CLO bonds traded in the secondary market have increased in value along with the underlying loan collateral and are currently trading at levels and implied yields that we believe will support a modest level of new issuance. We completed a $275 million CLO in the first quarter of 2010, which we believe was the first new CLO issued since the market collapsed amid the credit crisis. Several other CLOs have since been completed and the forward calendar of new issuance appears to be building. We expect this favorable trend to continue if investor sentiment remains positive, default expectations recalibrate, spreads tighten across other types of asset-backed securities and corporate credit continues to improve through 2010.

Although market conditions are showing improvement, we cannot assure you that this will continue, and it is possible that market conditions will worsen. If they do, we could face materially higher financing costs. Consequently our operating strategy could be materially and adversely affected. Amendments and renewals of our existing credit facilities obtained in 2009 and the CLO we completed in January of 2010 were at lower committed amounts with higher interest rates and provide lower advance rates than similar transactions that we completed in prior periods. While we have been negatively impacted by the trend toward higher cost of borrowing and lower leverage, we believe that we have also benefited from these market conditions by re-pricing our existing loans when possible, and originating new loans at significantly higher yields and in many cases on more favorable terms. We believe that a significant lasting impact of the credit crisis has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result, we also believe that conditions in our lending markets will remain favorable for an extended period as demand for loans rebounds faster than lending capacity can be restored due to barriers created by the continued dislocation in credit markets.

During the second half of 2009 and continuing through the first quarter of 2010, the negative credit migration in our loan portfolio moderated, but challenging economic conditions in certain sectors continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. As a result, we continued to increase our allowance for credit losses and closely monitor the credit quality of our loans. While we expect provisions for credit losses to decrease in 2010, loan delinquencies, non-accruals, and charge offs are expected to remain elevated as we work to resolve existing impaired loans.

In particular, commercial real estate markets remained weak in the first quarter amid high unemployment and poor demand for office and retail space. While we believe that the availability of financing for commercial real estate has improved, it remains constrained. As a result, the value of the commercial properties securing our commercial real estate loans has declined. If we need to foreclose on any of our commercial real estate loans, our recovery rates will be negatively impacted by these market and funding conditions. As these trends became apparent in early 2008, we discontinued originating new commercial real estate loans and have no current plans to restart origination of commercial real estate loans.

Recent Developments

Liquidity

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., an affiliate of Fortress Investment Group (“Fortress”). Under the terms of the note agreement, Fortress agreed to provide us with a $75 million revolving credit facility under which we may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility is scheduled to mature on July 5, 2013. As of March 31, 2010, we had not drawn down any amounts, but we had the ability to draw $75 million determined by our borrowing base.

On January 7, 2010, we completed a $275.0 million term debt securitization, net of a $3.4 million discount. As part of the securitization, investors purchased approximately $190.5 million floating-rate asset-backed notes. We retained the remaining $87.9 million of notes. The notes are expected to mature on July 30, 2018. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch (“Deutsche”) and certain advances under our credit facility with Citicorp North America, Inc (“Citicorp”).

On March 19, 2010, we entered into an amendment to our credit facility with Citicorp, which reduced the commitment amount under the facility to $75 million from $150 million and reduced the related demand note to $7.5 million from $15.0 million.

Stock Repurchase Program

On January 25, 2010, we announced that our Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2010, we had repurchased 29,000 shares of our common stock under the program at a weighted average price of $5.77.

Credit

As of March 31, 2010, we had loans with an aggregate outstanding balance of $348.4 million classified as impaired. Impaired loans with an outstanding balance of $156.3 million were on non-accrual status as of March 31, 2010. During the three months ended March 31, 2010, we recorded $22.3 million of specific provisions for impaired loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NewStar’s basic and diluted loss per share for the three months ended March 31, 2010 was $0.20 on a net loss of $9.9 million, compared to basic and diluted net loss per share of $0.10 on a net loss of $5.0 million for the three months ended March 31, 2009. Our managed loan portfolio was $2.5 billion at March 31, 2010 compared to $2.6 billion at December 31, 2009. As of March 31, 2010, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $0.5 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 5.91% for three months ended March 31, 2010 and 6.05% for the three months ended March 31, 2009. The decrease from 2009 to 2010 in loan portfolio yield was primarily driven by a decrease in three-month LIBOR over the prior year, the increase of loans on non-accrual status and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio. The portfolio yield for accruing loans was 6.48% for the three months ended March 31, 2010.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.03% for the three months ended March 31, 2010 and 3.58% for the three months ended March 31, 2009. The primary factors impacting net interest margin were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, changes in three-month LIBOR, non-accrual loans, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 47.69% for the three months ended March 31, 2010 and 34.79% for the three months ended March 31, 2009. The increase in our efficiency ratio during 2010 as compared to 2009 was primarily due to a decrease in net interest income and non-interest income during 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 6.04% at March 31, 2010 and 5.68% as of December 31, 2009. The increase in the allowance for credit losses ratio is primarily due to an increase in the general allowance for credit losses and a decrease in our outstanding gross loans. The increase in the general allowance for credit losses was primarily due to internal downgrades of certain loans in our commercial real estate portfolio. The decrease in our outstanding gross loans was primarily due to loan payments and charge-offs of impaired loans. The allowance for credit losses at March 31, 2010 included a specific allowance of $72.1 million and a general allowance of $43.8 million. The allowance for credit losses at December 31, 2009 included a specific allowance of $75.4 million and a general allowance of $39.1 million. The decrease in our specific allowance is primarily due to charge offs of loans with a previously established specific allowance. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 7.23% as of March 31, 2010 as compared to 6.15% as of December 31, 2009. Given prevailing economic and market conditions, we expect the delinquent loan rate to remain elevated as economic conditions negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans, was 0.26% as of March 31, 2010 as compared to 0.99% as of December 31, 2009. Given prevailing economic and market conditions, we expect the delinquent accruing loan rate to remain elevated as economic conditions negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 8.14% as of March 31, 2010 and 8.08% as of December 31, 2009. As of March 31, 2010 and December 31, 2009, the aggregate outstanding balance of non-accrual loans was $156.3 million and $162.7 million, respectively and total outstanding loans held for investment were $1.9 billion and $2.0 billion, respectively. Given prevailing economic and market conditions, we expect the non-accrual loan rate to remain elevated as economic conditions impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 8.63% as of March 31, 2010 and 8.55% as of December 31, 2009. As of March 31, 2010 and December 31, 2009, the sum of the aggregate outstanding balance of non-performing assets was $165.8 million and $172.1 million, respectively and total outstanding loans held for investment were $1.9 billion and $2.0 billion, respectively. Given prevailing economic and market conditions, we expect the non-performing asset rate to remain elevated as economic conditions impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans)

Net charge off rate as a percentage of end of period loan portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three months ended March 31, 2010 and 2009, the net charge off rate was 5.40% and 2.50%, respectively. We expect the net charge off rate (end of period loans) to remain elevated as economic conditions impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans)

Net charge off rate as a percentage of average period loan portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans held for investment for the period. For the three months ended March 31, 2010 and 2009, the net charge off rate was 5.21% and 2.42%, respectively. We expect the net charge off rate (average period loans) to remain elevated as economic conditions impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was not meaningful for the three months ended March 31, 2010 and 2009 as we had net losses.

Return on average equity

Return on average equity, which is net income divided by average equity, was not meaningful for the three months ended March 31, 2010 and 2009 as we had net losses.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Net interest income:
Interest income	$29,103	$35,925
Interest expense	13,049	13,765

Net interest income	16,054	22,160
Provision for credit losses	27,047	25,307

Net interest income (loss) after provision for credit losses	(10,993)	(3,147)
Non-interest income:
Fee income	381	493
Asset management income	651	787
Gain on derivatives	18	144
Other income	3,521	4,898

Total non-interest income	4,571	6,322
Operating expenses:
Compensation and benefits	6,384	5,627
Occupancy and equipment	644	780
General and administrative expenses	2,765	3,501

Total operating expenses	9,793	9,908

Loss before income taxes	(16,215)	(6,733)
Income tax benefit	(6,373)	(1,783)

Net loss before noncontrolling interest	(9,842)	—
Net income attributable to noncontrolling interest	(89)	—

Net loss	$(9,931)	$(4,950)

Comparison of the Three Months Ended March 31, 2010 and 2009

Interest income. Interest income decreased $6.8 million, to $29.1 million for the three months ended March 31, 2010 from $35.9 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.50% from 5.80%, primarily driven by a decrease in three-month LIBOR, the increase in loans on non-accrual status and the decrease in the average balance of our interest earning assets. Average three-month LIBOR decreased from 1.24% for the three months ended March 31, 2009 to 0.27% for the three months ended March 31, 2010.

Interest expense. Interest expense decreased $0.7 million, to $13.0 million for the three months ended March 31, 2010 from $13.7 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities, partially offset by the accelerated amortization of certain deferred financing fees and an increase in our cost of borrowings. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.9 billion as of March 31, 2009 to $1.6 billion as of March 31, 2010. During the three months ended March 31, 2010, we accelerated the amortization of $3.6 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The increase in our cost of borrowings, to 3.38% from 2.91%, was primarily attributable to the higher cost of borrowings associated with the recent amendments to our credit facilities and the term debt securitization that we completed in January 2010.

Net interest margin. Net interest margin decreased to 3.03% for the three months ended March 31, 2010 from 3.58% for the three months ended March 31, 2009. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, a decrease in our average yield on interest earning assets, and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on new loan originations and re-pricings subsequent to March 31, 2009. The increase in average cost of funds is primarily due to the accelerated amortization of $3.6 million of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, and the higher cost of funds from our new term debt securitization and new revolving note credit facility with Fortress (both completed in January 2010). The decrease in yield is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.12% from 2.88%. The decline in LIBOR negatively impacted the net interest margin, which was partially offset by LIBOR floor provisions included in certain of our customer contracts. At March 31, 2010, 42% of our adjustable rate loans included interest rate floors. Non-accrual loans negatively impacted the net interest margin by 0.19%, which was offset by an increase in interest spreads 0.23%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,146,723	$29,103	5.50%	$2,513,341	$35,925	5.80%
Total interest bearing liabilities	1,566,627	13,049	3.38	1,916,508	13,765	2.91

Net interest spread		$16,054	2.12%		$22,160	2.88%

Net interest margin			3.03%			3.58%

Provision for credit losses. The provision for credit losses increased $1.7 million, to $27.0 million for the three months ended March 31, 2010 from $25.3 million for the three months ended March 31, 2009. The increase in the provision was primarily due to $4.8 million of general provisions recorded during the three months ended March 31, 2010, partially offset by a decrease in specific provisions for impaired loans. During the three months ended March 31, 2010, we recorded specific provisions of $22.3 million compared to $26.7 million recorded during the three months ended March 31, 2009. The increase in the general component of the provision for credit losses was principally due to internal downgrades of certain loans in our commercial real estate portfolio. Difficult economic conditions continued to have a negative impact on the financial performance of our borrowers and their ability to make their scheduled payments. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include 97% of the outstanding balance of our delinquent loans and all of our troubled debt restructurings, as a percentage of “Loans, net” increased to 19.5% as of March 31, 2010 as compared to 7.7% as of March 31, 2009. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and we have added to the specific reserve, the aggregate amount of loans being evaluated under our general allowance analysis has decreased.

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

Impaired loans at March 31, 2010 and 2009 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $1.7 million, to $4.6 million for the three months ended March 31, 2010 from $6.3 million for the three months ended March 31, 2009. The decrease is primarily due to gains recognized during the three months ended March 31, 2009 of $3.3 million recognized in connection with the repurchase of debt and $2.8 million recognized in connection with the sales of equity instruments, partially offset by a $2.9 million gain recognized in connection with the repurchase of debt during the three months ended March 31, 2010, and a $1.3 million loss during the three months ended March 31, 2009 related to fair value adjustments of OREO.

Operating expenses. Operating expenses decreased $0.1 million, to $9.8 million for the three months ended March 31, 2010 from $9.9 million for the three months ended March 31, 2009. General and administrative expenses decreased $0.7 million due primarily to potential acquisition costs of $0.7 million during the three months ended March 31, 2009. Occupancy and equipment expenses decreased $0.1 million. Employee compensation and benefits increased $0.8 million primarily due to an increase in incentive compensation and an increase in the non-cash compensation charge related to restricted stock grants made since our inception, including equity awards made in connection with the initial public offering, partially offset by lower headcount.

Income taxes. For the three months ended March 31, 2010 and 2009, we provided for income taxes based on an effective tax rate of 39.3% and 26.5%, respectively. Our effective tax rate for the three months ended March 31, 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete item resulting from vesting events during the three months ended March 31, 2009. During the three months ended March 31, 2009, options issued to former members of our management team expired and reduced our income tax benefit for the quarter by $1.5 million.

As of March 31, 2010 and December 31, 2009, we had net deferred tax assets of $60.5 million and $56.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2010. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company.

Further, we evaluated our business plans and results during our forecast period of future taxable income (including consideration of liquidity, available sources of funding and capital from existing sources). Our forecast utilized in our March 31, 2010 analysis included a sufficient level of earnings over a reasonable period of time.

Based upon carryback availability, the timing of reversals of deferred tax assets and liabilities including the impact of available carryback and carryforward periods), and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. As a result, the tax benefit resulting from the reversal of the valuation allowance of $0.3 million that existed at December 31, 2009 was included in the computation of the estimated annual effective tax rate. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

We continue to experience higher costs of borrowing and pressure to reduce leverage. Credit facility renewals and amendments to existing credit facilities in 2010 and 2009 were, and we expect they will continue to be, more expensive and at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 have resulted in or will require the use of cash to repay advances. Lower committed amounts under our credit facilities will limit our ability to borrow funds to support future loan growth.

Cash and Cash Equivalents

As of March 31, 2010 and December 31, 2009, we had $17.8 million and $39.8 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $127.3 million and $136.9 million of restricted cash as of March 31, 2010 and December 31, 2009, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2010.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2010, we had impaired loans with an aggregate outstanding balance of $348.4 million. Impaired loans with an aggregate outstanding balance of $233.9 million have been restructured and classified as troubled debt restructurings as defined by ASC 310-40 (formerly SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings). Impaired loans with an aggregate outstanding balance of $156.3 million were on non-accrual status. Impaired loans of $138.8 million and an additional $5.0 million loan were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2010, we recorded $22.3 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $36.8 million related to delinquent loans. Moreover, the economic recession has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We may experience additional loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to current economic conditions and as our portfolio continues to season.

We have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of March 31, 2010 and December 31, 2009 was $115.3 million and $113.9 million, or 6.01% and 5.65% of loans, gross, respectively. As of March 31, 2010, we also had a $0.6 million allowance for unfunded commitments, resulting in an allowance for credit losses of 6.04%.

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

Activity in the allowance for loan losses for the three months ended March 31, 2010 and for the year ended December 31, 2009 was as follows:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	($ in thousands)
Balance as of beginning of period	$113,865	$52,498
Provision for loan losses	4,752	1,493
Specific provision for loan losses	22,292	132,474
Net charge offs	(25,565)	(67,600)
Charge offs upon transfer to loans held-for-sale	—	(5,000)

Balance as of end of period	115,344	113,865
Allowance for losses on unfunded loan commitments	608	605

Allowance for credit losses	$115,952	$114,470

During the three months ended March 31, 2010 we recorded a total provision for credit losses of $27.0 million. The Company increased its allowance for credit losses 36 basis points to 6.04% of gross loans at March 31, 2010 from 5.68% at December 31, 2009.

Borrowings and Liquidity

As of March 31, 2010 and December 31, 2009, we had outstanding borrowings totaling $1.5 billion and $1.6 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

Credit facility renewals and amendments to existing credit facilities in 2010 and 2009 were, and we expect they will continue to be, more expensive, at lower committed amounts and provide lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 and 2008 resulted in the use of cash to repay advances. Lower committed amounts under our credit facilities will limit our ability to borrow funds to support future loan growth.

As of March 31, 2010, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$211,000	$56,349	$154,651	2010 – 2013
Term debt (1)	1,654,350	1,455,008	199,342	2012 – 2022

Total	$1,865,350	$1,511,357	$353,993

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at March 31, 2010, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of March 31, 2010 we had three credit facilities: (i) a $75.0 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11.0 million credit facility with Union Bank of California, N.A.

We have a $75.0 million credit facility agreement with Citicorp that had an outstanding balance of $41.2 million and unamortized deferred financing fees of $1.7 million as of March 31, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.76% at March 31, 2010. On March 19, 2010, we entered into an amendment to this credit facility that reduced the commitment amount under the facility to $75 million from $150 million and reduced the related demand note to $7.5 million from $15.0 million. Our $75.0 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with us on the annual renewal date, our ability to make new borrowings under that facility would terminate. This facility is scheduled to mature on November 7, 2011.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $8.2 million and unamortized deferred financing fees of $0.1 million as of March 31, 2010. Interest on this facility accrues at a variable rate per annum, which was 6.34% at March 31, 2010. This credit facility was scheduled to mature on May 21, 2010. On May 4, 2010, we entered into an amendment with NATIXIS which extended the maturity date until May 20, 2011, among other things.

We have an $11.0 million credit facility agreement with Union Bank of California, N.A. that had an outstanding balance of $6.9 million as of March 31, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.79% at March 31, 2010. This credit facility is scheduled to mature on June 21, 2010.

Revolving Credit Notes

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., establishing a $75.0 million revolving credit facility. Under the credit facility, we may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility begins to amortize on July 5, 2011 and is scheduled to mature on July 5, 2013. We are permitted to use the proceeds of borrowings under the credit facility, subject to the lesser of 30% of commitments or $20.0 million, for working capital and other general corporate purposes.

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in our financing subsidiaries governs availability under the credit facility. The applicable unused fee rate of the facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2010 and currently, we have not drawn any amounts from the revolving credit facility, and we have the ability to draw $75.0 million determined by our borrowing base.

Term Debt Facilities

As of March 31, 2010, we had one term debt facility with Wachovia Capital Markets, LLC (“Wachovia”).

On March 31, 2010, we had a $118.2 million facility with Wachovia Capital Markets, LLC. Interest on this facility accrues at a variable rate per annum, which was 4.00% at March 31, 2010. As of March 31, 2010, the outstanding balance was $107.3 million and unamortized deferred financing fees were $1.8 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

We previously had a $250 million term debt financing agreement with Deutsche Bank AG, New York Branch (“Deutsche”). Interest on this term debt financing agreement accrued at a variable rate per annum. In connection with the Deutsche term debt financing agreement, we formed a wholly-owned subsidiary, NewStar DB Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. This term debt financing agreement was scheduled to mature on May 7, 2012. We paid off all outstanding borrowings and retired this facility with the proceeds received from the term debt securitization completed on January 7, 2010 described below.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100% of the 2005 CLO Trust’s trust certificates. At March 31, 2010, the $287.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $318.7 million. At March 31, 2010, deferred financing fees were $1.9 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $10.8 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. As of March 31, 2010, the most recent quarterly report dated January 13, 2010 identified $25.1 million of certain loan collateral in the 2005 CLO Trust as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, this amount was $4.8 million. We may have additional defaults in the 2005-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$131,587	0.28%	AAA/Aa2/AAA
Class A-2	80,477	67,172	0.30	AAA/Aa2/AAA
Class B	18,750	18,683	0.50	AA/A2/AA
Class C	39,375	39,233	0.85	A/Ba1/A
Class D	24,375	18,224	1.50	BBB/B1/BBB-
Class E	24,375	12,279	4.75	BB/Caa2/B

Total notes	343,352	287,178
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$318,716

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At March 31, 2010, the $399.1 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $442.9 million. At March 31, 2010, deferred financing fees were $3.6 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. During the three months ended March 31, 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust was in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of the non-accrual loans.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$319,867	0.27%	AAA/Aa2/AAA
Class A-2	40,000	—	0.28	AAA/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	A/Ba1/A
Class D	25,000	15,250	1.35	BBB/B1/BBB
Class E	13,750	6,500	1.75	BBB-/B2/BBB-

Total notes	456,250	399,117
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$442,867

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2010, the $474.1 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $529.5 million. At March 31, 2010, deferred financing fees were $4.4 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. As of March 31, 2010, the most recent quarterly report dated February 13, 2010 identified $23.9 million of certain loan collateral in the 2007-1 CLO Trust as defaulted under the terms of the trust indenture. As a result, the excess interest spread from the 2007-1 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, this amount was $21.6 million. In February 2010, we elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped. We may have additional defaults in the 2007-1 CLO Trust in the future. If we do not elect to remove these potential defaults, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of the non-accrual loans.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,613	0.24%	AAA/Aa2/AAA
Class A-2	100,000	47,018	0.26	AAA/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	A/Ba1/A
Class D	27,000	26,000	2.30	BBB/Ba3/BBB+

Total notes	546,000	474,131
Class E (trust certificates)	29,100	30,488	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$529,519

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a term debt securitization. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. We have the ability to contribute an additional $50 million by July 30, 2010. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. We retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At March 31, 2010, the $187.3 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $278.4 million. At March 31, 2010, deferred financing fees were $3.5 million. The 2009-1 CLO Trust does not permit reinvestment of collateral principal repayments but does allow for a six month ramp-up period, during which $50.0 million in unused proceeds may be invested in additional loans. The ramp-up period ends on July 30, 2010, or earlier if the unused proceeds have been utilized in full prior to July 30, 2010. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

	Notes originally issued	Outstanding balance March 31, 2010	Interest rate		Original maturity	Ratings (Moody’s)(1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$148,500	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	38,804	Libor +5.00	%(2)	July 30, 2018	A2

Total issued	190,500	187,304
Class C	31,000	31,000	Libor +5.50%		July 30, 2018	Ba2
Subordinated	56,900	56,921	N/A		July 30, 2018	NR

	$278,400	$275,225

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

Stock Repurchase Program

On January 25, 2010, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors and will require the use of cash. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2010, we had repurchased 29,000 shares of our common stock under the program at a weighted average price per share of $5.77.

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

At March 31, 2010, we had $222.9 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $176.1 million and unfunded commitments related to delayed draw term loans were $29.8 million. $17.0 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $176.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2010, we categorized $71.9 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2010, we had $104.2 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2010, revolver usage averaged approximately 39%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. Borrowers drew $1.5 million from these credit facilities during the three months ended March 31, 2010.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2010 we had $15.5 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2010, the notional value of the interest rate mitigation products was $286.3 million.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 2 to the consolidated financial statements included in the Company’s 2009 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2009 Annual Report.

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

As of March 31, 2010 and December 31, 2009, investments in debt securities available-for-sale totaled $4.1 million and $4.2 million, respectively. At March 31, 2010 and December 31, 2009, our net unrealized loss on those debt securities totaled $0.3 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2010. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$4,074
Increase of	100	(4,001)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $4.1 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $4.0 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $792.8 million. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2010, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors and will require the use of cash. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2010, we had repurchased 29,000 shares of our common stock under the program at a weighted average price per share of $5.77.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	—	$—	—	$10,000,000
February 1-28, 2010	29,000	5.77	29,000	9,832,559
March 1-31, 2010	—	—	—	9,832,559

Three months ended March 31, 2010	29,000	5.77	29,000	9,832,559

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Revolving Note dated January 5, 2010 executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

4(b)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank N.A., as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

10(a)	Note Agreement dated as of January 5, 2010 by and among the Company, Fortress Credit Corp., as administrative agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(a)(1)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Filed herewith.

10(b)	Subsidiary Guaranty dated as of January 5, 2010 by NewStar California, LLC, NewStar Asset Management LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(1)	Joinder Agreement dated as of March 31, 2010 to the Subsidiary Guaranty dated January 5, 2010 by Alameda NS Four Holding, LLC.	Filed herewith.

10(c)	Pledge and Security Agreement dated as of January 5, 2010 by and between the Company, NewStar California, LLC, NewStar Asset Management LLC, NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as administrative agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(c)(1)	Supplement No. 1 dated as of March 31, 2010 to the Pledge and Security Agreement, among the Company, its subsidiary guarantors and Fortress Credit Corp.	Filed herewith.

10(d)	Sale and Servicing Agreement, dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10(b)(12)(a) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

Exhibit Number	Description	Method of Filing

10(e)	Commercial Loan Sale Agreement, dated as of January 7, 2010, by and between the Company, as Originator and NewStar Commercial Loan LLC 2009-1 as Trust Depositor.	Previously filed as Exhibit 10(b)(12)(b) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

10(f)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1	Previously filed as Exhibit 10(b)(12)(c) to the Company’s Annual Report on Form 10-K (File No. 001-33211)for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

10(g)	Third Omnibus Amendment, dated as of March 19, 2010, by and among US. Bank National Association, Citibank, N.A., Charta, LLC, NewStar Warehouse Funding 2005 LLC, the Company, and Lyons Financial Services, Inc.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 23, 2010 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 6, 2010	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Revolving Note dated January 5, 2010 executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference

4(b)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank N.A., as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 8, 2010 and incorporated herein by reference.

10(a)	Note Agreement dated as of January 5, 2010 by and among the Company, Fortress Credit Corp., as administrative agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(a)(1)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Filed herewith.

10(b)	Subsidiary Guaranty dated as of January 5, 2010 by NewStar California, LLC, NewStar Asset Management LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(1)	Joinder Agreement dated as of March 31, 2010 to the Subsidiary Guaranty dated January 5, 2010 by Alameda NS Four Holding, LLC.	Filed herewith.

10(c)	Pledge and Security Agreement dated as of January 5, 2010 by and between the Company, NewStar California, LLC, NewStar Asset Management LLC, NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as administrative agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(c)(1)	Supplement No. 1 dated as of March 31, 2010 to the Pledge and Security Agreement, among the Company, its subsidiary guarantors and Fortress Credit Corp.	Filed herewith.

10(d)	Sale and Servicing Agreement, dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10(b)(12)(a) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

10(e)	Commercial Loan Sale Agreement, dated as of January 7, 2010, by and between the Company, as Originator and NewStar Commercial Loan LLC 2009-1 as Trust Depositor.	Previously filed as Exhibit 10(b)(12)(b) to the Company’s Annual Report on Form 10-K (File No. 001-33211) for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

Exhibit Number	Description	Method of Filing
10(f)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1	Previously filed as Exhibit 10(b)(12)(c) to the Company’s Annual Report on Form 10-K (File No. 001-33211)for the year ended December 31, 2009, filed on March 8, 2010 and incorporated herein by reference.

10(g)	Third Omnibus Amendment, dated as of March 19, 2010, by and among US. Bank National Association, Citibank, N.A., Charta, LLC, NewStar Warehouse Funding 2005 LLC, the Company, and Lyons Financial Services, Inc.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 23, 2010 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.