Form 10-Q
period 2010-06-30
NewStar Financial, Inc.
filed 2010-08-04
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, 51,428,620 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$39,970	$39,848
Restricted cash	146,648	136,884
Investments in debt securities, available-for-sale	4,022	4,183
Loans held-for-sale, net	10,624	15,736
Loans, net	1,700,354	1,878,978
Deferred financing costs, net	19,486	18,557
Interest receivable	7,629	7,949
Property and equipment, net	843	976
Deferred income taxes, net	54,905	56,449
Income tax receivable	10,731	7,260
Other assets	21,600	33,252

Total assets	$2,016,812	$2,200,072

Liabilities:
Credit facilities	$59,326	$91,890
Term debt	1,381,398	1,523,052
Accrued interest payable	6,179	2,774
Accounts payable	229	645
Other liabilities	26,190	31,591

Total liabilities	1,473,322	1,649,952

Stockholders’ equity and noncontrolling interest:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2010 and 2009;
Shares outstanding 51,637,820 in 2010 and 49,994,858 in 2009	516	500
Additional paid-in capital	621,001	616,762
Accumulated deficit	(73,686)	(69,083)
Common stock held in treasury, at cost $0.01 par value; 633,334 in 2010 and 257,392 in 2009	(3,731)	(1,331)
Accumulated other comprehensive loss, net	(610)	(786)

Total NewStar Financial, Inc. stockholders’ equity	543,490	546,062
Noncontrolling interest	—	4,058

Total stockholders’ equity	543,490	550,120

Total liabilities and stockholders’ equity	$2,016,812	$2,200,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$28,218	$35,026	$57,321	$70,951
Interest expense	9,160	11,412	22,209	25,177

Net interest income	19,058	23,614	35,112	45,774
Provision for credit losses	5,542	36,177	32,589	61,484

Net interest income (loss) after provision for credit losses	13,516	(12,563)	2,523	(15,710)

Non-interest income:
Fee income	343	361	724	854
Asset management income – related party	681	673	1,332	1,460
Gain on derivatives	125	222	143	366
Loss on sale of loans	(113)	—	(113)	—
Other income (expense)	3,727	(1,504)	7,248	3,394

Total non-interest income (loss)	4,763	(248)	9,334	6,074

Operating expenses:
Compensation and benefits	6,182	6,686	12,566	12,313
Occupancy and equipment	450	781	1,094	1,561
General and administrative expenses	2,911	4,573	5,676	8,074

Total operating expenses	9,543	12,040	19,336	21,948

Income (loss) before income taxes	8,736	(24,851)	(7,479)	(31,584)
Income tax expense (benefit)	3,310	(9,208)	(3,063)	(10,991)

Net income (loss) before noncontrolling interest	5,426	(15,643)	(4,416)	(20,593)
Net income attributable to noncontrolling interest	(98)	—	(187)	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$5,328	$(15,643)	$(4,603)	$(20,593)

Basic income (loss) per share	$0.11	$(0.32)	$(0.09)	$(0.42)
Diluted income (loss) per share	0.10	(0.32)	(0.09)	(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2010	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net income (loss)	—	—	(4,603)	—	—	(4,603)	187
Other comprehensive income:
Net unrealized securities losses, net of tax expense of $31	—	—	—	—	(47)	(47)	—
Net unrealized derivatives gains, net of tax expense of $119	—	—	—	—	223	223	—

Total comprehensive income						(4,427)
Distributions from noncontrolling interest	—	—	—	—	—	—	(4,245)
Issuance of restricted stock	20	(20)
Shares reacquired from employee transactions	(1)	—	—	(546)	—	(547)	—
Tax benefit from vesting of restricted common stock awards	—	351	—	—	—	351	—
Repurchase of common stock	(3)	3	—	(1,854)	—	(1,854)	—
Amortization of restricted common stock awards	—	2,359	—	—	—	2,359	—
Amortization of stock option awards	—	1,546	—	—	—	1,546	—

Balance at June 30, 2010	$516	$621,001	$(73,686)	$(3,731)	$(610)	$543,490	$—

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2009	$486	$608,996	$(24,823)	$(1,078)	$(2,026)	$581,555	$—
Net loss	—	—	(20,593)	—	—	(20,593)	—
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $22	—	—	—	—	27	27	—
Net unrealized derivatives gains, net of tax expense of $264	—	—	—	—	183	183	—

Total comprehensive income						(20,383)
Issuance of restricted stock	6	(6)	—	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(9)	—	(9)	—
Amortization of restricted common stock awards	—	2,063	—	—	—	2,063	—
Amortization of stock option awards	—	1,548	—	—	—	1,548	—

Balance at June 30, 2009	$492	$612,601	$(45,416)	$(1,087)	$(1,816)	$564,774	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net loss	$(4,603)	$(20,593)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	32,589	61,484
Depreciation and amortization and accretion	(4,445)	(5,444)
Amortization of debt issuance costs	8,041	3,245
Equity compensation expense	4,256	3,610
Loss on sale of loans	113	—
Gain on repurchase of debt	(6,733)	(3,480)
Loss on sale of other real estate owned	—	1,921
Net change in deferred income taxes	1,694	(17,635)
Loans held-for-sale originated	(29,081)	—
Proceeds from sale of loans held-for-sale	34,193	—
Net change in interest receivable	320	1,923
Net change in other assets	(8,469)	13,022
Net change in accrued interest payable	3,405	(5,490)
Net change in accounts payable and other liabilities	1,366	(9,151)

Net cash provided by operating activities	32,646	23,412

Cash flows from investing activities:
Net change in restricted cash	(9,764)	(29,080)
Net change in loans	150,900	129,826
Proceeds from the sale of other real estate owned	5,331	4,049
Proceeds from repayments of debt securities available-for-sale	140	157
Acquisition of property and equipment	(31)	34

Net cash provided by investing activities	146,576	104,986

Cash flows from financing activities:
Borrowings on credit facilities	37,515	30,537
Repayment of borrowings on credit facilities	(70,080)	(119,556)
Issuance of term debt	187,304	—
Borrowings on term debt	1,500	22,000
Repayment of borrowings on term debt	(323,969)	(64,071)
Payment of deferred financing costs	(8,970)	(1,298)
Purchase of treasury stock	(2,400)	(9)

Net cash provided by (used in) financing activities	(179,100)	(132,397)

Net increase (decrease) in cash during the period	122	(3,999)
Cash and cash equivalents at beginning of period	39,848	50,279

Cash and cash equivalents at end of period	$39,970	$46,280

Supplemental cash flows information:
Interest paid	$18,804	$30,667
Taxes paid	—	5,381
Decrease (increase) in fair value of investments in debt securities	78	(49)
Transfers of loans, net to loans held-for-sale	—	7,909

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

Subsequent to December 31, 2007, the Company discontinued the origination of structured products. The Company manages its remaining structured products portfolio within its Middle Market Corporate lending group. As of June 30, 2010, this portfolio had an outstanding balance of $23.9 million.

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

Noncontrolling Interest

During 2009, the Company along with a wholly-owned subsidiary of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) created a limited liability company as part of the resolution of a commercial real estate loan. The limited liability company was formed to take control of the underlying commercial real estate property which was its sole asset. The Company maintained a majority and controlling interest in the limited liability company which was classified as other real estate owned (“OREO”). On May 11, 2010, the limited liability company sold the commercial real estate property.

The consolidated financial statements include the results of operations of the Company as well as the NCOF’s noncontrolling interest of the limited liability company which previously owned the OREO. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest represents the minority partner’s equity and accumulated earnings in the limited liability company. The NCOF’s noncontrolling interest had no recourse to the Company.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Topic 820 that require new disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures regarding the activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All other requirements of ASU 2010-06 are effective in interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s results from operations or financial position. The adoption of the requirements effective in 2011 is not expected to have a material effect on the Company’s results from operations or financial position.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting beginning ending on or after December 15, 2010. The adoption of ASU 2010-20 will not have a material effect on the Company’s results from operations or financial position.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$4,022	$4,022
Warrants	—	—	5,305	5,305
Derivatives – interest rate contracts (assets)	—	5,251	—	5,251

Total assets recorded at fair value on a recurring basis	$—	$5,251	$9,327	$14,578

Derivatives – interest rate contracts (liabilities)	$—	$5,687	$—	$5,687

Nonrecurring Basis:
Loans, net	$—	$—	$78,809	$78,809
Loans held-for-sale, net	10,624	—	—	10,624
Other real estate owned	—	—	3,400	3,400

Total assets recorded at fair value on a nonrecurring basis	$10,624	$—	$82,209	$92,833

At June 30, 2010, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2010, the Company recorded $12.7 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At June 30, 2010, “Loans held-for-sale, net” consisted of middle market corporate loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

At June 30, 2010, “Other real estate owned” consisted of one commercial real estate property.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and six months ended June 30, 2010 and 2009 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 3 during the three or six months ended June 30, 2010.

For the three months ended June 30, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of March 31, 2010	$4,051	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	19	—
Purchases, issuances or settlements	(48)	5,305

Balance as of June 30, 2010	$4,022	$5,305

For the three months ended June 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of March 31, 2009	$2,676	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	332	—
Purchases, issuances or settlements	(36)	—

Balance as of June 30, 2009	$2,972	$1

For the six months ended June 30, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2009	$4,183	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	(78)	—
Purchases, issuances or settlements	(83)	5,305

Balance as of June 30, 2010	$4,022	$5,305

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

For the six months ended June 30, 2009:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2008	$3,025	$2,500
Total gains or losses (realized/unrealized)
Included in earnings	—	(500)
Included in other comprehensive income	49	—
Purchases, issuances or settlements	(102)	(1,999)

Balance as of June 30, 2009	$2,972	$1

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$39,970	$39,970	$39,848	$39,848
Restricted cash	146,648	146,648	136,884	136,884
Loans held-for-sale	10,624	10,624	15,736	15,736
Loans, net	1,700,354	1,671,796	1,878,978	1,828,702
Investments in debt securities available-for-sale	4,022	4,022	4,183	4,183
Derivative instruments	5,251	5,251	7,458	7,458
Financial liabilities:
Credit facilities	$59,326	$59,326	$91,890	$91,890
Term debt	1,381,398	1,242,555	1,523,052	1,452,361
Derivatives instruments	5,687	5,687	7,853	7,853

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

Note 4. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NCOF) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At June 30, 2010 loans held-for-sale consisted of middle market loans to three borrowers which are intended to be sold to the NCOF at an agreed upon price. Subsequent to June 30, 2010, the Company sold loans with an aggregate outstanding balance of $7.8 million to the NCOF.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2010 and December 31, 2009, loans held-for-sale consisted of the following:

	June 30, 2010	December 31, 2009
	($ in thousands)
Middle Market Corporate	$10,846	$15,990

Gross loans	10,846	15,990
Deferred loan fees, net	(222)	(254)

Total loans, net	$10,624	$15,736

The Company sold two loans for a loss of $0.1 million to entities other than the NCOF during the six months ended June 30, 2010. The Company did not sell any loans to entities other than the NCOF during the six months ended June 30, 2009.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

As of June 30, 2010 and December 31, 2009, loans consisted of the following:

	June 30, 2010	December 31, 2009
	($ in thousands)
Middle Market Corporate	$1,511,250	$1,692,929
Commercial Real Estate	309,735	320,659

Gross loans	1,820,985	2,013,588
Deferred loan fees, net	(20,689)	(20,745)
Allowance for loan losses	(99,942)	(113,865)

Total loans, net	$1,700,354	$1,878,978

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

As of June 30, 2010, the Company had impaired loans with an aggregate outstanding balance of $333.2 million. Impaired loans with an aggregate outstanding balance of $235.1 million have been restructured and classified as troubled debt restructurings (“TDR”) as defined by ASC 310, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“ASC 310”). Impaired loans with an aggregate outstanding balance of $146.5 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and six months ended June 30, 2010, the Company recorded $14.2 million and $36.5 million of specific provisions for impaired loans. At June 30, 2010, the Company had a $65.6 million specific allowance for impaired loans with an aggregate outstanding balance of $244.6 million. At June 30, 2010, additional funding commitments for impaired loans totaled $27.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2010, $120.7 million of impaired loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $65.6 million specific allowance for impaired loans was $28.9 million related to delinquent loans. Additionally, the Company had a $10.0 million commercial real estate loan which was over 90 days past due and was not classified as delinquent or placed on non-accrual status as the loan is well collateralized and the Company expects to receive the principal and interest due.

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

During the three and six months ended June 30, 2010, the aggregate average balance of impaired loans was $375.5 million and $400.3 million, respectively. The total amount of interest income recognized during the three and six months ended June 30, 2010 from impaired loans was $3.2 million and $6.6 million, respectively. The amount of cash basis interest income that was recognized for the three and six months ended June 30, 2010 was $2.3 million and $5.4 million, respectively.

During the three and six months ended June 30, 2009, the aggregate average balance of impaired loans was $278.5 million and $286.8 million, respectively. The total amount of interest income recognized during the three and six months ended June 30, 2009 from impaired loans was $2.8 million and $5.9 million, respectively. The amount of cash basis interest income that was recognized for the three and six months ended June 30, 2009 was $2.2 million and $5.2 million, respectively.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

A summary of the activity in the allowance for credit losses is as follows:

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Balance, beginning of year	$114,470	$53,977
Provision for credit losses - general	(3,944)	2,324
Provision for credit losses - specific	36,533	59,160
Loans charged off, net of recoveries	(46,330)	(24,121)
Loans charged off upon transfer to held-for-sale net of recoveries	—	(5,000)

Balance, end of period	$100,729	$86,340

During the six months ended June 30, 2010 the Company recorded a total provision for credit losses of $32.6 million. The Company decreased its allowance for credit losses to $100.7 million at June 30, 2010 from $114.5 million at December 31, 2009. This decrease in allowance for credit losses resulted primarily from impaired loans charged off during the six months ended June 30, 2010, the $178.6 million decrease in total loans net as compared to December 31, 2009, and the increase of commercial real estate loans with a specific allowance for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. The general allowance for credit losses decreased as negative credit migration slowed and general economic conditions improved. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans, net” increased to 20% as of June 30, 2010 as compared to 18% as of December 31, 2009 and 12% as of June 30, 2009. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company is closely monitoring the credit quality of its loans and loan delinquencies, non-accruals and charge offs, and the occurrence of these events may increase due to economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at June 30, 2010 and December 31, 2009 is an allowance for unfunded commitments of $0.8 million and $0.6 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of June 30, 2010 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology. During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions, which has increased the probability of default for borrowers with high loan to value ratios. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

During 2009, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During the three months ended June 30, 2010, the Company sold one of these commercial real estate properties. At June 30, 2010, the remaining asset had a carrying amount of $3.4 million and was classified as other real estate owned (“OREO”) and included in “Other assets” in the Company’s balance sheet.

During the three months ended June 30, 2009, the Company sold an asset which was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan. During the three and six months ended June 30, 2009, the Company recorded a loss of $1.9 million and $3.2 million, respectively, related to this asset to reflect its net fair value.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 5. Restricted Cash

Restricted cash as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)
Collections on loans pledged to credit facilities	$15,518	$21,727
Principal and interest collections on loans held in trust and prefunding amounts	122,648	105,812
Customer escrow accounts	8,482	9,345

Total	$146,648	$136,884

As of June 30, 2010, the Company had the ability to use $27.4 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)
Investments in debt securities - gross	$6,552	$6,635
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,254	$4,337

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2010:
Other debt obligation(1)	$4,254	$—	$(232)	$4,022

	$4,254	$—	$(232)	$4,022

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2009:
Other debt obligation(1)	$4,337	$—	$(154)	$4,183

	$4,337	$—	$(154)	$4,183

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the six months ended June 30, 2010 and 2009.

The Company did not record any net Other Than Temporary Impairment charges during the six months ended June 30, 2010 and 2009.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,022	$4,022
Amortized cost	—	4,254	4,254

Unrealized loss	$—	$(232)	$(232)

	December 31, 2009
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,183	$4,183
Amortized cost	—	4,337	4,337

Unrealized loss	$—	$154	$154

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at June 30, 2010 and December 31, 2009 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2010, the Company has determined that it is not more likely than not that it will be required to sell the security before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary”.

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2010 and December 31, 2009 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	June 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,254	4,022	4,337	4,183

Total	$4,254	$4,022	$4,337	$4,183

Note 7. Derivative Financial Instrument Hedging Activities

During the three months ended June 30, 2010, the Company entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At June 30, 2010, the interest rate swap agreements had an aggregate notional value of $425.0 million and had scheduled maturities between September 30, 2010 and November 30, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At June 30, 2010, the lone remaining outstanding interest rate swap agreement had a notional value of $3.6 million and had a scheduled maturity of October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2010 and 2009, the Company recorded hedge ineffectiveness of $(38,629) and $13,093, respectively, which is included in gain on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at June 30, 2010 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.5 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of June 30, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$476
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$5,251	Other liabilities	$5,211

The gains and losses on the Company’s derivative instruments during the three months ended June 30, 2010 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$209	Gain (loss) on derivatives	$(126)	Gain (loss) on derivatives	$14

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$14	Gain (loss) on derivatives

The gains and losses on the Company’s derivative instruments during the six months ended June 30, 2010 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$331	Gain (loss) on derivatives	$(351)	Gain (loss) on derivatives	$39

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$18	Gain (loss) on derivatives

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $3.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $2.3 million at June 30, 2010.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of June 30, 2010, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at June 30, 2010, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $4.7 million in the aggregate.

Note 8. Borrowings

Credit Facilities

As of June 30, 2010 the Company had three credit facilities: (i) a $75 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11 million credit facility with Union Bank, N.A.

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with the credit facility agreement with Citicorp. On March 19, 2010, the Company entered into an amendment to this credit facility that reduced the commitment amount under the facility to $75 million from $150 million. This facility is scheduled to mature on November 7, 2011. In addition, the Company reduced the demand note to the facility to $7.5 million. The $75 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with the Company on the annual renewal date, the Company’s ability to make new borrowings under that facility would terminate. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, insolvency tests, failure to meet tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off, and interest coverage levels. At June 30, 2010, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.96% at June 30, 2010. As of June 30, 2010, unamortized deferred financing fees were $1.5 million and the outstanding balance was $42.4 million. The Company amortized $1.7 million of deferred financing fees during the three months ended March 31, 2010 resulting from the reduction in the commitment amount under this credit facility.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets. On May 4, 2010, the Company entered into an amendment with NATIXIS which extended the maturity date from May 21, 2010 to May 20, 2011, among other things. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to remain within prescribed facility portfolio charge-off levels. At June 30, 2010, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.85% at June 30, 2010. As of June 30, 2010, unamortized deferred financing fees were $0.5 million and the outstanding balance was $9.0 million.

On July 29, 2008, the Company entered into a credit facility agreement with Union Bank, N.A. The credit facility was scheduled to mature on June 21, 2010. On June 21, 2010, Hereford Financial LLC, a subsidiary of the Company and the borrower of the credit facility entered into an amendment with Union Bank, N.A which extended the maturity date to September 21, 2010. Hereford Financial LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants. At June 30, 2010, Hereford Financial LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.25% at June 30, 2010. As of June 30, 2010, the outstanding balance was $7.9 million.

Revolving Credit Notes

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., establishing a $75.0 million revolving credit facility. Under the credit facility, the Company may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility begins to amortize on July 5, 2011 and is scheduled to mature on July 5, 2013. The Company is permitted to use the proceeds of borrowings under the credit facility, subject to borrowing base limitations for funding loans, working capital, paying down outstanding debt, making certain types of acquisitions, repurchasing capital stock, and other general corporate purposes.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in the Company’s financing subsidiaries governs availability under the credit facility. The applicable unused fee rate of the facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of June 30, 2010, the Company had not drawn any amounts from the revolving credit facility, but we had the ability to draw $75.0 million determined by our borrowing base. As of June 30, 2010 unamortized deferred financing fees were $4.1 million.

Term Debt Facilities

As of June 30, 2010, the Company had one term debt facility, a $100.5 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, and failure to meet tangible net worth covenants and overcollateralization tests. At June 30, 2010, NewStar was in compliance with all such covenants. This credit facility is scheduled to mature on July 15, 2012. Interest on this facility accrues at a variable rate per annum, which was 4.10% at June 30, 2010. As of June 30, 2010, unamortized deferred financing fees were $1.6 million and the outstanding balance was $92.9 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

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

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100% of the 2005 CLO Trust’s trust certificates. At June 30, 2010, the $272.0 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $303.5 million. At June 30, 2010, deferred financing fees were $1.5 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the six months ended June 30, 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $10.8 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread.

The Company expects to receive a principal distribution when the term debt is retired. As of June 30, 2010, the most recent quarterly report dated April 13, 2010 identified $45.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, the amount trapped was $7.0 million. The Company may have additional defaults in the 2005-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Notes originally issued	Outstanding balance June 30, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$121,540	Libor + 0.28%	July 25, 2018	AA+/Aa2/AAA
Class A-2	80,477	62,044	Libor + 0.30%	July 25, 2018	AA+/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/Ba1/A
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	CCC-/B1/BBB-
Class E	24,375	12,279	Libor + 4.75%	July 25, 2018	CCC-/Caa2/B

	$343,352	$272,003

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At June 30, 2010, the $390.4 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $434.1 million. At June 30, 2010, deferred financing fees were $3.2 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the six months ended June 30, 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread.

The Company expects to receive a principal distribution when the term debt is retired. As of June 30, 2010, the most recent quarterly report dated June 13, 2010 identified $21.0 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, the amount trapped was $11.1 million. The Company may have additional defaults in the 2006-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Notes originally issued	Outstanding balance June 30, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$308,964	Libor +0.27%	March 30, 2022	AA+/Aa2/AAA
Class A-2	40,000	5,161	Libor +0.28%	March 30, 2022	AA+/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	BBB+/Ba1/A
Class D	25,000	12,250	Libor +1.35%	March 30, 2022	CCC+/B1/BBB
Class E	13,750	6,500	Libor +1.75%	March 30, 2022	CCC-/B2/BBB-

	$456,250	$390,375

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2010, the $438.6 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $492.6 million. At June 30, 2010, deferred financing fees were $4.2 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the six months ended June 30, 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread.

The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2007 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have future defaults in the 2007-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. In February 2010, the Company elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Notes originally issued	Outstanding balance June 30, 2010	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,613	Libor +0.24%	September 30, 2022	AA+/Aa2/AAA
Class A-2	100,000	16,478	Libor +0.26%	September 30, 2022	AA+/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	BBB+/Ba1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	CCC+/Ba3/BBB+

	$546,000	$438,591

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes to the ratings shown above. (source: Bloomberg Finance L.P.).

On January 7, 2010, the Company completed a term debt securitization. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. The Company had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At June 30, 2010, the $187.5 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $278.4 million. At June 30, 2010, deferred financing fees were $3.0 million. The 2009-1 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

	Notes originally issued	Outstanding balance June 30, 2010	Interest rate		Original maturity	Ratings (Moody’s) (1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$148,500	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	39,048	Libor +5.00	%(2)	July 30, 2018	A2

	$190,500	$187,548

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2010 and December 31, 2009, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2010		December 31, 2009
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	51,638	145,000	49,995

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2010, all of the shares remained undesignated.

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

On January 25, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2010, the Company had repurchased 276,199 shares of its common stock under the program at a weighted average price per share of $6.72.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On December 11, 2009, the Company issued 915,000 shares of restricted stock to certain employees of the Company. The shares of restricted stock had a fair value of $2.84 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock vest in their entirety on the third anniversary of the date of grant.

On May 12, 2010, the Company issued 35,000 shares of restricted stock to certain members of its Board of Directors. The shares of restricted stock had a fair value of $8.28 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock have a graded vesting schedule over a service period of up to five years.

On May 19, 2010, the Company issued 2,000,000 shares of restricted stock to the Company’s Executive Officers and other members of the senior management team. The shares of restricted stock had a fair value of $5.82 per share. The shares of restricted stock vest on the third anniversary of the date of grant if the employee has continued to be employed by the Company on that date and either: (i) the volume weighted average price (“VWAP”) of the Company’s common stock is equal to or greater than $7.88 per share during the period beginning on the first day following the release of the Company’s fourth quarter earnings results for the 2012 fiscal year and ending on May 19, 2013; or (ii) the VWAP of the Company’s common stock is less than $7.88 per share but greater than or equal to $7.00 per share at March 31, 2013 and the Company’s book value per share is greater than or equal to $10.37.

Restricted stock activity for the six months ended June 30, 2010 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2009	2,197,541	$13,997
Granted	2,035,000	11,930
Vested	(322,101)	(553)
Forfeited	(19,426)	(66)

Non-vested as of March 31, 2010	3,891,014	$25,308

The Company’s compensation expense related to restricted stock was $1.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2010 and $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2009. The unrecognized compensation cost of $13.4 million at June 30, 2010 is expected to be recognized over the next three years.

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

On May 12, 2010, stock options exercisable for an aggregate of 629,105 shares of common stock were issued to certain employees of the Company. The stock options have an exercise price of $8.28, which is equal to the closing price of the Company’s common stock on the date of issuance. The options granted vest in three equal installments on each of the first three anniversaries of the May 12, 2010 grant date and have a seven-year life.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Stock option activity for the six months ended June 30, 2010 was as follows:

Options
Outstanding as of January 1, 2010	5,357,663
Granted	629,105
Exercised	(3,333)
Forfeited	(75,666)

Outstanding as of June 30, 2010	5,907,769

Vested as of June 30, 2010	2,313,709

Exercisable as of June 30, 2010	2,313,709

For the six months ended June 30, 2010, the weighted average grant date fair value of options granted was $4.62 per share. As of June 30, 2010, the total unrecognized compensation cost related to nonvested options granted was $4.6 million. This cost is expected to be recognized over a weighted average period of 1.3 years. The Company’s compensation expense related to its stock options was $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2010, and $1.0 million and $1.5 million, respectively, for the three and six months ended June 30, 2009.

Note 10. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Numerator:
Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$5,328	$(15,643)	$(4,603)	$(20,593)

Denominator:
Denominator for basic income (loss) per common share	49,822	49,173	49,880	48,975

Denominator:
Denominator for diluted income (loss) per common share	49,822	49,173	49,880	48,975
Potentially dilutive securities - options	967	—	—	—
Potentially dilutive securities - restricted stock	935	—	—	—
Potentially dilutive securities - warrants	—	—	—	—

Total weighted average diluted shares	51,724	49,173	49,880	48,975

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 due to the fact that the results would be anti-dilutive. Weighted average stock options totaling 5,497,454, weighted average restricted shares of 472,527 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2010 due to the fact that the results would be anti-dilutive.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

At June 30, 2010 the Company had unused lines of credit of $205.7 million. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $165.1 million and unfunded commitments related to delayed draw term loans were $26.6 million. $14.0 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $165.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2010, the Company categorized $59.1 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2010, the Company had $106.0 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2010, revolver usage averaged approximately 38%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and six months ended June 30, 2010, delayed draw credit facility commitments declined $2.3 million and $1.0 million, respectively.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)
Unused lines of credit	$205,740	$230,838
Standby letters of credit	11,506	18,771
Interest rate mitigation products (notional)	246,068	287,854

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and six months ended June 30, 2010 was $0.1 million and $0.3 million, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2010, the Fund’s asset management fees were $0.7 million and $1.3 million, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2009, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At June 30, 2010, the loan balance outstanding and amount of committed funds were $8.7 million and $9.5 million, respectively.

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

Subsequent to December 31, 2007, we discontinued the origination of structured products and continue to manage the remaining portfolio within our Middle Market Corporate lending group. As of June 30, 2010, this portfolio had an outstanding balance of $23.9 million.

Market Conditions

Despite uncertainty in the markets arising from European debt crisis and US financial reform in the second quarter, conditions in the capital markets improved in the first half of 2010 as the US economy continued to expand. The recovery in credit markets, however, remains uneven and vulnerable to external shocks. While US equity and corporate bond markets showed increased levels of new issue volumes in the first half of 2010, securitization markets have been slower to recover and conditions in certain segments remain uncertain and volatile. The larger, more liquid segments of the securitization markets that include mortgages, credit cards and auto loans have recovered more quickly than other asset types. However, as liquidity continues to return to those asset classes and market conditions normalize, we expect the securitization markets for other asset types, including CLOs, to improve and provide a sustainable source of capital for companies like NewStar.

Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have continued to improve as loan values have recovered and default rates have declined. CLO bonds traded in the secondary market have increased in value along with the underlying loan collateral and are currently trading at levels and implied yields that have supported modest levels of new issuance, including the $275 million CLO that we completed in the first quarter of 2010. Several other CLOs have been completed this year and the forward calendar of new issuances appears to be building. Expected recovery in this market has been slowed by swings in investor sentiment driven, it appears, largely by the development of a European debt crisis in the second quarter. We expect the favorable trends to continue, however, if investor sentiment remains positive, default expectations recalibrate, spreads tighten across other types of asset-backed securities and corporate credit continues to improve through 2010.

Although amendments and renewals of our existing credit facilities obtained in 2009 and the CLO we completed in January of 2010 were at lower committed amounts with higher interest rates and provide lower advance rates than similar transactions that we completed in prior periods, we renewed a credit facility in May 2010 on more favorable terms. We believe this renewal reflects an overall improvement in the market conditions for funding and may represent a turning point in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions, we cannot assure you that this will continue, and it is possible that market conditions will remain uncertain or worsen. If they do, we could face materially higher financing costs, which would affect our operating strategy and could materially and adversely effect our financial condition.

We continue to believe that a significant lasting impact of the credit crisis will be a reduction in the number and capacity of lenders in the markets in which we compete. As a result, we anticipate that conditions in our lending markets will remain favorable for an extended period as demand for loans rebounds faster than lending capacity can be restored due to barriers resulting from the credit crisis created by the dislocation in credit markets. In the first half of 2010, we experienced some downward pressure in pricing as lending capacity recovered faster than loan demand. More recently, however, pricing has stabilized and spreads have begun to widen as demand increased and lending capacity weakened somewhat amid negative sentiment and uncertainty around the implications of the European debt crisis and, to a lesser extent, US financial reform.

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

In the second quarter of 2010, that trend began to normalize as negative migration slowed and our provision for credit losses decreased substantially and our allowance for loans losses declined. While we expect provisions for credit losses to decrease in 2010, loan delinquencies, non-accruals, and charge offs are expected to remain elevated as we work to resolve existing impaired loans.

In particular, commercial real estate markets were weak in the first quarter amid high unemployment and poor demand for office and retail space. We believe that certain commercial real estate markets have begun to stabilize and we have successfully resolved foreclosed real estate at values within expected ranges, but remain cautious about the sector. While we believe that the availability of financing for commercial real estate has improved, it remains constrained. As a result, the value of commercial properties securing some of our commercial real estate loans has declined and remains under pressure. If we need to foreclose on our commercial real estate loans, our recovery rates may be negatively impacted by these market and funding conditions. As these trends became apparent in early 2008, we discontinued originating new commercial real estate loans and have no current plans to restart origination of commercial real estate loans.

Recent Developments

Liquidity

On May 4, 2010, the Company entered into an amendment with NATIXIS which extended the maturity date to May 20, 2011.

During the three months ended June 30, 2010, the Company fully utilized the 2009-1 CLO.

Credit

As of June 30, 2010, we had loans with an aggregate outstanding balance of $333.2 million classified as impaired. Impaired loans with an outstanding balance of $146.5 million were on non-accrual status as of June 30, 2010. During the three months ended June 30, 2010, we recorded $14.2 million of specific provisions for impaired loans.

On May 11, 2010, the Company sold a commercial real estate property which was previously classified as other real estate owned.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NewStar’s basic and diluted income per share for the three months ended June 30, 2010 was $0.11 and $0.10, respectively, on net income of $5.3 million, and a loss per share of $0.09, on a loss of $4.7 million for the six months ended June 30, 2010, compared to basic and diluted net loss per share of $0.32 and $0.42, respectively on a net loss of $15.6 million and $20.6 million, respectively for the three and six months ended June 30, 2009. Our managed loan portfolio was $2.4 billion at June 30, 2010 compared to $2.6 billion at December 31, 2009. As of June 30, 2010, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $524.7 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 5.94% and 5.92% for three and six months ended June 30, 2010 and 6.08% and 6.07% for the three and six months ended June 30, 2009. The decrease from 2009 to 2010 in loan portfolio yield was primarily driven by a decrease in three-month LIBOR over the prior year, the increase of loans on non-accrual status and, to a lesser extent, changes in product mix and credit spreads in our loan portfolio. The portfolio yield for accruing loans was 6.52% and 6.50% for the three and six months ended June 30, 2010.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.75% and 3.38% for the three and six months ended June 30, 2010 and 3.90% and 3.73% for the three and six months ended June 30, 2009. The primary factors impacting net interest margin were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, changes in three-month LIBOR, non-accrual loans, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 40.23% and 43.69% for the three and six months ended June 30, 2010 and 51.53% and 42.33% for the three and six months ended June 30, 2009. The decrease in our efficiency ratio during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to a decrease in operating expenses during the three months ended June 30, 2010. The increase in our efficiency ratio during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to a decrease in net interest income during the three months ended June 30, 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 5.53% at June 30, 2010 and 5.68% as of December 31, 2009. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the general and specific allowance for credit losses. The decrease in the general allowance for credit losses was primarily due to slowing negative credit migration, improving economic conditions, the decrease in our outstanding loan portfolio as well as the increase of commercial real estate loans with a specific allowance for credit losses. The decrease in our outstanding gross loans was primarily due to loan payments and charge-offs of impaired loans. At June 30, 2010, the specific allowance for credit losses was $65.6 million, and the general allowance for credit losses was $34.4 million. The allowance for credit losses at December 31, 2009 included a specific allowance of $75.4 million and a general allowance of $39.1 million. The decrease in our specific allowance is primarily due to charge offs of loans with a previously established specific allowance. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 6.63% as of June 30, 2010 as compared to 6.15% as of December 31, 2009. Given prevailing economic and market conditions, we expect the delinquent loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans, was 0.65% as of June 30, 2010 as compared to 0.99% as of December 31, 2009. Given prevailing economic and market conditions, we expect the delinquent accruing loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 8.04% as of June 30, 2010 and 8.08% as of December 31, 2009. As of June 30, 2010 and December 31, 2009, the aggregate outstanding balance of non-accrual loans was $146.5 million and $162.7 million, respectively and total outstanding loans held for investment were $1.8 billion and $2.0 billion, respectively. Given prevailing economic and market conditions, we expect the non-accrual loan rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 8.21% as of June 30, 2010 and 8.55% as of December 31, 2009. As of June 30, 2010 and December 31, 2009, the sum of the aggregate outstanding balance of non-performing assets was $149.9 million and $172.1 million, respectively and total outstanding loans held for investment were $1.8 billion and $2.0 billion, respectively. Given prevailing economic and market conditions, we expect the non-performing asset rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans)

Net charge off rate as a percentage of end of period loan portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge off rate was 4.57% and 5.13% for the three and six months ended June 30, 2010 and 2.66% and 2.62% for the three and six months ended June 30, 2009. We expect the net charge off rate (end of period loans) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans)

Net charge off rate as a percentage of average period loan portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans held for investment for the period. The net charge off rate was 4.39% and 4.81% for the three and six months ended June 30, 2010 and 2.59% and 2.51% for the three and six months ended June 30, 2009. We expect the net charge off rate (average period loans) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.05% for the three months ended June 30, 2010. Return on average assets was not meaningful for the six months ended June 30, 2010 and for the three and six months ended June 30, 2009 as we had net losses.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.94% for the three months ended June 30, 2010. Return on average equity was not meaningful for the six months ended June 30, 2010 and for the three and six months ended June 30, 2009 as we had net losses.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Net interest income:
Interest income	$28,218	$35,026	$57,321	$70,951
Interest expense	9,160	11,412	22,209	25,177

Net interest income	19,058	23,614	35,112	45,774
Provision for credit losses	5,542	36,177	32,589	61,484

Net interest income (loss) after provision for credit losses	13,516	(12,563)	2,523	(15,710)

Non-interest income:
Fee income	343	361	724	854
Asset management income	681	673	1,332	1,460
Gain on derivatives	125	222	143	366
Loss on sale of loans	(113)	––	(113)	––
Other income (expense)	3,727	(1,504)	7,248	3,394

Total non-interest income (loss)	4,763	(248)	9,334	6,074

Operating expenses:
Compensation and benefits	6,182	6,686	12,566	12,313
Occupancy and equipment	450	781	1,094	1,561
General and administrative expenses	2,911	4,573	5,676	8,074

Total operating expenses	9,543	12,040	19,336	21,948

Income (loss) before income taxes	8,736	(24,851)	(7,479)	(31,584)
Income tax expense (benefit)	3,310	(9,208)	(3,063)	(10,991)

Net income (loss) before noncontrolling interest	5,426	(15,643)	(4,416)	(20,593)
Net income attributable to noncontrolling interest	(98)	––	(187)	––

Net income (loss)	$5,328	$(15,643)	$(4,603)	$(20,593)

Comparison of the Three Months Ended June 30, 2010 and 2009

Interest income. Interest income decreased $6.8 million, to $28.2 million for the three months ended June 30, 2010 from $35.0 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.55% from 5.78%, primarily driven by a decrease in three-month LIBOR, the increase in loans on non-accrual status and the decrease in the average balance of our interest earning assets. Average three-month LIBOR decreased from 0.85% for the three months ended June 30, 2009 to 0.43% for the three months ended June 30, 2010.

Interest expense. Interest expense decreased $2.2 million, to $9.2 million for the three months ended June 30, 2010 from $11.4 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.8 billion as of June 30, 2009 to $1.4 billion as of June 30, 2010.

Net interest margin. Net interest margin decreased to 3.75% for the three months ended June 30, 2010 from 3.90% for the three months ended June 30, 2009. The decrease in net interest margin was primarily due to a decrease in our average yield on interest earning assets, and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on new loan originations and re-pricings subsequent to June 30, 2009. The decrease in yield is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.03% from 3.28%. The decline in LIBOR negatively impacted the net interest margin, which was more than offset by LIBOR floor provisions included in certain of our customer contracts. At June 30, 2010, 44% of our adjustable rate loans included interest rate floors. Non-accrual loans negatively impacted the net interest margin by 0.31%, which was offset by an increase in interest spreads of 0.17%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,041,022	$28,218	5.55%	$2,429,968	$35,026	5.78%
Total interest bearing liabilities	1,462,981	9,160	2.51	1,828,485	11,412	2.50

Net interest spread		$19,058	3.03%		$23,614	3.28%

Net interest margin			3.75%			3.90%

Provision for credit losses. The provision for credit losses decreased $30.6 million, to $5.5 million for the three months ended June 30, 2010 from $36.2 million for the three months ended June 30, 2009. The decrease in the provision was primarily due to a decrease of $18.2 million of specific provisions and a decrease of $12.4 million of general provisions recorded during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the three months ended June 30, 2010, we recorded specific provisions of $14.2 million compared to $32.4 million recorded during the three months ended June 30, 2009. The decrease in the general component of the provision for credit losses was principally due to impaired loans charged off during the three months ended June 30, 2010, slowing negative credit migration, improving economic conditions, the $178.6 million decrease in total loans net as compared to December 31, 2009, and the increase of commercial real estate loans with a specific allowance for credit losses Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of the outstanding balance of our delinquent loans and our troubled debt restructurings, as a percentage of “Loans, net” increased to 19.5% as of June 30, 2010 as compared to 12.3% as of June 30, 2009. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and we have added to the specific reserve, the aggregate amount of loans being evaluated under our general allowance analysis has decreased.

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

Impaired loans at June 30, 2010 and 2009 were in both Commercial Real Estate and in Middle Market Corporate, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Industrial and Other Business Services. For impaired Middle Market Corporate loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Commercial Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income (loss). Non-interest income increased $5.0 million, to $4.8 million for the three months ended June 30, 2010 from a loss of $0.2 million for the three months ended June 30, 2009. The increase is primarily due to a gain of $3.8 million recognized in connection with the repurchase of debt during the three months ended June 30, 2010 and losses during the three months ended June 30, 2009 of $1.9 million on the sale of other real estate, and a $0.8 million decline in fair value of loans held-for-sale, partially offset by loss on sale of loans of $0.1 million.

Operating expenses. Operating expenses decreased $2.5 million, to $9.5 million for the three months ended June 30, 2010 from $12.0 million for the three months ended June 30, 2009. General and administrative expenses decreased $1.7 million due primarily to potential acquisition costs of $0.5 million and loan workout costs of $1.0 million during the three months ended June 30, 2009. Occupancy and equipment expenses decreased $0.3 million. Employee compensation and benefits decreased $0.5 million primarily due to lower headcount partially offset by an increase in incentive compensation.

Income taxes. For the three months ended June 30, 2010 and 2009, we provided for income taxes based on an effective tax rate of 38.7% and 37.1%, respectively. Our effective tax rate for the three months ended June 30, 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering.

As of June 30, 2010 and December 31, 2009, we had net deferred tax assets of $54.9 million and $56.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2010. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. As of June 30, 2010, our deferred tax asset was primarily comprised of $41.2 million related to our allowance for credit losses and $11.8 million related to equity compensation.

Further, we evaluated our business plans and results during our forecast period of future taxable income (including consideration of liquidity, available sources of funding and capital from existing sources). Our forecast utilized in our June 30, 2010 analysis included a sufficient level of earnings over a reasonable period of time.

Based upon carryback availability, the timing of reversals of deferred tax assets and liabilities including the impact of available carryback and carryforward periods, and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Comparison of the Six Months Ended June 30, 2010 and 2009

Interest income. Interest income decreased $13.6 million, to $57.3 million for the six months ended June 30, 2010 from $70.9 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in the yield on average interest earning assets to 5.52% from 5.80%, primarily driven by a decrease in three-month LIBOR, the increase in loans on non-accrual status and the decrease in the average balance of our interest earning assets.

Interest expense. Interest expense decreased $3.0 million, to $22.2 million for the six months ended June 30, 2010 from $25.2 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities, partially offset by the accelerated amortization of certain deferred financing fees and an increase in our cost of borrowings. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.8 billion as of June 30, 2009 to $1.4 billion as of June 30, 2010. During the six months ended June 30, 2010, we accelerated the amortization of $3.6 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The increase in our cost of borrowings, to 2.96% from 2.72%, was primarily attributable to the higher cost of borrowings associated with the recent amendments to our credit facilities and the term debt securitization that we completed in January 2010.

Net interest margin. Net interest margin decreased to 3.38% for the six months ended June 30, 2010 from 3.74% for the six months ended June 30, 2009. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, a decrease in our average yield on interest earning assets, and non-payment of interest income from non-accrual loans, partially offset by an increase in interest yields on new loan originations and re-pricings subsequent to June 30, 2009. The increase in average cost of funds is primarily due to the accelerated amortization of $3.6 million of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, and the higher cost of funds from our new term debt securitization and new revolving note credit facility with Fortress (both completed in January 2010). The decrease in yield is primarily due to a decrease in three-month LIBOR. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.56% from 3.08%. The decline in LIBOR negatively impacted the net interest margin, which was more than offset by LIBOR floor provisions included in certain of our customer contracts. At June 30, 2010, 44% of our adjustable rate loans included interest rate floors. Non-accrual loans negatively impacted the net interest margin by 0.24%, which was partially offset by an increase in interest spreads 0.23%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,094,531	$57,321	5.52%	$2,473,871	$70,951	5.80%
Total interest bearing liabilities	1,514,518	22,209	2.96	1,872,231	25,177	2.72

Net interest spread		$35,112	2.56%		$45,774	3.08%

Net interest margin			3.38%			3.74%

Provision for credit losses. The provision for credit losses decreased $28.9 million, to $32.6 million for the six months ended June 30, 2010 from $61.5 million for the six months ended June 30, 2009. The decrease in the provision was primarily due to a decrease of $22.6 million of specific provisions and a decrease of $6.3 million of general provisions recorded during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, we recorded specific provisions of $36.5 million compared to $59.2 million recorded during the six months ended June 30, 2009. The decrease in the general component of the provision for credit losses was principally due to impaired loans charged off during the six months ended

June 30, 2010, the $178.6 million decrease in total loans net as compared to December 31, 2009, and the increase of commercial real estate loans with a specific allowance for credit losses. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” increased to 19.5% as of June 30, 2010 as compared to 12.3% as of June 30, 2009. In accordance with ASC 310 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), when a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the number and aggregate amount of impaired loans have increased and we have added to the specific reserve, the aggregate amount of loans being evaluated under our general allowance analysis has decreased.

Non-interest income. Non-interest income increased $3.2 million, to $9.3 million for the six months ended June 30, 2010 from $6.1 million for the six months ended June 30, 2009. The increase is primarily due to a gain of $6.7 million recognized in connection with the repurchase of debt during the six months ended June 30, 2010 and partially offset by gains recognized during the six months ended June 30, 2009 of $3.3 million recognized in connection with the repurchase of debt and $3.3 million recognized in connection with the sales of equity instruments.

Operating expenses. Operating expenses decreased $2.6 million, to $19.3 million for the six months ended June 30, 2010 from $21.9 million for the six months ended June 30, 2009. General and administrative expenses decreased $2.4 million due primarily to potential acquisition costs of $1.3 million and loan workout costs of $1.2 million during the six months ended June 30, 2009. Occupancy and equipment expenses decreased $0.5 million. Employee compensation and benefits increased $0.3 million primarily due to an increase in incentive compensation, partially offset by lower headcount.

Income taxes. For the six months ended June 30, 2010 and 2009, we provided for income taxes based on an effective tax rate of 40.0% and 34.8%, respectively. Our effective tax rate for the six months ended June 30, 2009 reflects the impact of nondeductible compensation expenses incurred in connection with our initial public offering and the impact of a related discrete item resulting from vesting events during the six months ended June 30, 2009. During the six months ended June 30, 2009, options issued to former members of our management team expired and reduced our income tax benefit for the six months by $1.1 million.

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

Credit facility renewals and amendments to existing credit facilities in 2009 were more expensive, at lower committed amounts and provided lower advance rates than similar transactions we completed in prior periods. Reduction in advance rates under our warehouse credit facilities in 2009 and 2008 resulted in the use of cash to repay advances. Recent prospects for a sustained economic recovery are likely to permit more flexible, accommodative credit facility terms. Improvement in general economic conditions, the availability of market liquidity and smoother functioning of capital markets will positively impact our ability to borrow funds on attractive terms to support future loan growth.

Cash and Cash Equivalents

As of June 30, 2010 and December 31, 2009, we had $40.0 million and $39.8 million, respectively in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $146.6 million and $136.9 million of restricted cash as of June 30, 2010 and December 31, 2009, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2010, we could use $27.4 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2010.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2010, we had impaired loans with an aggregate outstanding balance of $333.2 million. Impaired loans with an aggregate outstanding balance of $235.1 million have been restructured and classified as troubled debt restructurings as defined by ASC 310-40 (formerly SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings). Impaired loans with an aggregate outstanding balance of $146.5 million were on non-accrual status. Impaired loans of $120.7 million were greater than 60 days past due and classified as delinquent. During the three and six months ended June 30, 2010, we recorded $14.2 million and $36.5 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $28.9 million related to delinquent loans. Additionally, we had a $10.0 million commercial real estate loan which was over 90 days past due and was not classified as delinquent or placed on non-accrual status as the loan is well collateralized and we expect to receive the principal and interest due.

The economic recession has led to a decline in overall credit quality across the market. We are closely monitoring the credit quality of our loans. We may experience additional loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to current economic conditions and as our portfolio continues to season.

We have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of June 30, 2010 and December 31, 2009 was $99.9 million and $113.9 million, or 5.49% and 5.65% of loans, gross, respectively. As of June 30, 2010, we also had a $0.8 million allowance for unfunded commitments, resulting in an allowance for credit losses of 5.53%.

The allowance for credit losses is based on a review of the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third-party data believed to be reflective of the underlying credit losses being estimated.

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

Activity in the allowance for loan losses for the six months ended June 30, 2010 and for the year ended December 31, 2009 was as follows:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
	($ in thousands)
Balance as of beginning of period	$113,865	$52,498
General provision for loan losses	(4,126)	1,493
Specific provision for loan losses	36,533	132,474
Net charge offs	(46,330)	(67,600)
Charge offs upon transfer to loans held-for-sale	—	(5,000)

Balance as of end of period	99,942	113,865
Allowance for losses on unfunded loan commitments	787	605

Allowance for credit losses	$100,729	$114,470

During the six months ended June 30, 2010 we recorded a total provision for credit losses of $32.6 million. The Company decreased its allowance for credit losses 15 basis points to 5.53% of gross loans at June 30, 2010 from 5.68% at December 31, 2009.

Borrowings and Liquidity

As of June 30, 2010 and December 31, 2009, we had outstanding borrowings totaling $1.4 billion and $1.6 billion, respectively. Borrowings under our various credit facilities, term debt securitizations and repurchase obligations have supported our loan growth.

As of June 30, 2010, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$211,000	$59,326	$151,674	2010 – 2013
Term debt (1)	1,636,637	1,381,398	255,239	2012 – 2022

Total	$1,847,637	$1,440,724	$406,913

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at June 30, 2010, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of June 30, 2010 we had three credit facilities: (i) a $75.0 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”) and (iii) an $11.0 million credit facility with Union Bank, N.A.

We have a $75.0 million credit facility agreement with Citicorp that had an outstanding balance of $42.4 million and unamortized deferred financing fees of $1.5 million as of June 30, 2010. Interest on this facility accrues at a variable rate per annum, which was 2.96% at June 30, 2010. On March 19, 2010, we entered into an amendment to this credit facility that reduced the commitment amount under the facility to $75 million from $150 million and reduced the related demand note to $7.5 million from $15.0 million. Our $75.0 million credit facility with Citicorp is subject to an annual renewal in November 2010. If in the future Citicorp decides not to renew its credit facility with us on the annual renewal date, our ability to make new borrowings under that facility would terminate. This facility is scheduled to mature on November 7, 2011.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $9.0 million and unamortized deferred financing fees of $0.5 million as of June 30, 2010. Interest on this facility accrues at a variable rate per annum, which was 3.85% at June 30, 2010. On May 4, 2010, we entered into an amendment with NATIXIS which extended the maturity date from May 21, 2010 to May 20, 2011, among other things.

We have an $11.0 million credit facility agreement with Union Bank, N.A. that had an outstanding balance of $7.9 million as of June 30, 2010. Interest on this facility accrues at a variable rate per annum, which was 3.25% at June 30, 2010. On June 21, 2010, we entered into an amendment with Union Bank, N.A. which extended the maturity date from June 21, 2010 to September 21, 2010.

Revolving Credit Notes

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., establishing a $75.0 million revolving credit facility. Under the credit facility, we may draw, repay and draw again prior to the maturity date, subject to availability under a borrowing base. The credit facility begins to amortize on July 5, 2011 and is scheduled to mature on July 5, 2013. We are permitted to use the proceeds of borrowings under the credit facility, subject to borrowing base limitations for funding loans, working capital, paying down outstanding debt, making certain types of acquisitions, repurchasing capital stock and other general corporate purposes.

Advances under the notes are priced on a grid tied to usage, which was the London Interbank Offered Rate (LIBOR) plus 9.00% at closing. A borrowing base tied to the value of underlying unencumbered assets and the residual equity interest in our financing subsidiaries governs availability under the credit facility. The applicable unused fee rate of the facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of June 30, 2010 and currently, we have not drawn any amounts from the revolving credit facility, and we have the ability to draw $75.0 million determined by our borrowing base. As of June 30, 2010 unamortized deferred financing fees were $4.1 million.

Term Debt Facilities

As of June 30, 2010, we had one $100.5 million term debt facility with Wachovia Capital Markets, LLC (“Wachovia”). Interest on this facility accrues at a variable rate per annum, which was 4.10% at June 30, 2010. As of June 30, 2010, the outstanding balance was $92.9 million and unamortized deferred financing fees were $1.6 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

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

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100% of the 2005 CLO Trust’s trust certificates. At June 30, 2010, the $272.0 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $303.5 million. At June 30, 2010, deferred financing fees were $1.5 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the six months ended June 30, 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $10.8 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread.

We expect to receive a principal distribution when the term debt is retired. As of June 30, 2010, the most recent quarterly report dated April 13, 2010 identified $45.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, the amount trapped was $7.0 million. We may have additional defaults in the 2005-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$121,540	0.28%	AA+/Aa2/AAA
Class A-2	80,477	62,044	0.30	AA+/Aa2/AAA
Class B	18,750	18,683	0.50	A+/A2/AA
Class C	39,375	39,233	0.85	B+/Ba1/A
Class D	24,375	18,224	1.50	CCC-/B1/BBB-
Class E	24,375	12,279	4.75	CCC-/Caa2/B

Total notes	343,352	272,003
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$303,541

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes to the ratings shown above. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At June 30, 2010, the $390.4 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $434.1 million. At June 30, 2010, deferred financing fees were $3.2 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the six months ended June 30, 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread.

We expect to receive a principal distribution when the term debt is retired. As of June 30, 2010, the most recent quarterly report dated June 13, 2010 identified $21.0 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be trapped and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances. As of the most recent quarterly report, the amount trapped was $11.1 million. We may have additional defaults in the 2006-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$308,964	0.27%	AA+/Aa2/AAA
Class A-2	40,000	5,161	0.28	AA+/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	BBB+/Ba1/A
Class D	25,000	12,250	1.35	CCC+/B1/BBB
Class E	13,750	6,500	1.75	CCC-/B2/BBB-

Total notes	456,250	390,375
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$434,125

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2010, the $438.6 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $492.6 million. At June 30, 2010, deferred financing fees were $4.2 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the six months ended June 30, 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread.

We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2007 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have future defaults in the 2007-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. In February 2010, we elected to purchase $20.6 million of defaulted collateral from the 2007-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be trapped.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2010	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,613	0.24%	AA+/Aa2/AAA
Class A-2	100,000	16,478	0.26	AA+/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	BBB+/Ba1/A
Class D	27,000	21,000	2.30	CCC+/Ba3/BBB+

Total notes	546,000	438,591
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$492,591

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes to the ratings shown above. (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a term debt securitization. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. We had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. We retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At June 30, 2010, the $187.5 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $278.4 million. At June 30, 2010, deferred financing fees were $3.0 million. The 2009-1 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. Proceeds from this term debt securitization were used to repay all outstanding borrowings under our term debt facility with Deutsche Bank AG, New York Branch and certain advances under our credit facility with Citicorp North America, Inc.

	Notes originally issued	Outstanding balance June 30, 2010	Interest rate		Original maturity	Ratings (Moody’s)(1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$148,500	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	39,048	Libor +5.00	%(2)	July 30, 2018	A2

Total issued	190,500	187,548
Class C	31,000	31,000	Libor +5.50%		July 30, 2018	Ba2
Subordinated	56,900	56,921	N/A		July 30, 2018	NR

	$278,400	$275,469

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

Stock Repurchase Program

On January 25, 2010, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by our management based on its evaluation of market condition and other factors and will require the use of cash. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2010, we had repurchased 276,199 shares of our common stock under the program at a weighted average price per share of $6.72.

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

At June 30, 2010, we had $205.7 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $165.1 million and unfunded commitments related to delayed draw term loans were $26.6 million. $14.0 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount subject to customary borrowing conditions. The unfunded revolving commitments of $165.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2010, we categorized $59.1 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2010, we had $106.0 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2010, revolver usage averaged approximately 38%, which is consistent with historical usage over the past year. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and six months ended June 30, 2010, delayed draw credit facility commitments declined $2.3 million and $1.0 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2010 we had $11.5 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At June 30, 2010, the notional value of the interest rate mitigation products was $246.1 million.

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

As of June 30, 2010 and December 31, 2009, investments in debt securities available-for-sale totaled $4.0 million and $4.2 million, respectively. At June 30, 2010 and December 31, 2009, our net unrealized loss on those debt securities totaled $0.2 million at each period end. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2010. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$3,919
Increase of	100	(3,766)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $3.9 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $3.8 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $791.6 million. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2010:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (1)	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2010	—	$—	—	$9,832,559
May 1-31, 2010	—	—	—	9,832,559
June 1-30, 2010	247,199	6.83	247,199	8,144,667

Three months ended June 30, 2010	247,199	6.83	247,199	8,144,667

(1)	247,199 shares were repurchased during the period in connection with our share repurchase program that we announced on January 25, 2010, and certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	The repurchase program provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on January 22, 2011 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Amended and Restated Sale and Servicing Agreement, dated as of May 4, 2010, by and among NewStar Short-Term Funding LLC, the Company, MMP-7 Funding, LLC, NATIXIS Financial Products Inc., and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(a)(2)	Amended and Restated Guaranty Agreement, dated as of May 4, 2010, by the Company in favor of NATIXIS Financial Products Inc. for the benefit of the secured parties under the Secured Loan and Servicing Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Previously filed as Exhibit 10(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 6, 2010 (File No. 001-33211) and incorporated herein by reference.

10(c)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: August 4, 2010	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Amended and Restated Sale and Servicing Agreement, dated as of May 4, 2010, by and among NewStar Short-Term Funding LLC, the Company, MMP-7 Funding, LLC, NATIXIS Financial Products Inc., and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(a)(2)	Amended and Restated Guaranty Agreement, dated as of May 4, 2010, by the Company in favor of NATIXIS Financial Products Inc. for the benefit of the secured parties under the Secured Loan and Servicing Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Previously filed as Exhibit 10(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 6, 2010 (File No. 001-33211) and incorporated herein by reference.

10(c)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.