Form 10-Q
period 2011-03-31
NewStar Financial, Inc.
filed 2011-05-04
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, 50,521,316 shares of common stock, par value of $0.01 per share, were outstanding.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$36,163	$54,365
Restricted cash	90,927	178,364
Investments in debt securities, available-for-sale	4,049	4,014
Loans held-for-sale, net	19,090	41,386
Loans, net	1,594,998	1,590,331
Deferred financing costs, net	13,773	15,504
Interest receivable	7,450	6,797
Property and equipment, net	1,034	879
Deferred income taxes, net	48,236	48,093
Income tax receivable	2,966	5,435
Other assets	17,530	29,798

Total assets	$1,836,216	$1,974,966

Liabilities:
Credit facilities	$78,345	$108,502
Term debt	1,174,821	1,278,868
Accrued interest payable	3,678	4,014
Accounts payable	1,003	242
Other liabilities	20,588	29,161

Total liabilities	1,278,435	1,420,787

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2011 and 2010;
Shares outstanding 50,521,316 in 2011 and 50,562,826 in 2010	505	506
Additional paid-in capital	629,535	626,177
Accumulated deficit	(57,925)	(58,851)
Common stock held in treasury, at cost $0.01 par value; 1,961,106 in 2011 and 1,864,263 in 2010	(14,103)	(13,115)
Accumulated other comprehensive loss, net	(231)	(538)

Total stockholders’ equity	557,781	554,179

Total liabilities and stockholders’ equity	$1,836,216	$1,974,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2011	2010
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$26,988	$29,103
Interest expense	8,542	13,049

Net interest income	18,446	16,054
Provision for credit losses	6,253	27,047

Net interest income (loss) after provision for credit losses	12,193	(10,993)

Non-interest income:
Fee income	575	381
Asset management income – related party	628	651
Gain (loss) on derivatives	(4)	18
Other income (loss)	(1,680)	3,521

Total non-interest income (loss)	(481)	4,571

Operating expenses:
Compensation and benefits	7,545	6,384
Occupancy and equipment	524	644
General and administrative expenses	2,080	2,765

Total operating expenses	10,149	9,793

Income (loss) before income taxes	1,563	(16,215)
Income tax expense (benefit)	637	(6,373)

Net income (loss) before noncontrolling interest	926	(9,842)
Net income attributable to noncontrolling interest	—	(89)

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$926	$(9,931)

Basic income (loss) per share	$0.02	$(0.20)
Diluted income (loss) per share	0.02	(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2011	$506	$626,177	$(58,851)	$(13,115)	$(538)	$554,179	$—
Net income	—	—	926	—	—	926	—
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $81	—	—	—	—	29	29	—
Net unrealized derivatives gains, net of tax benefit of $180	—	—	—	—	278	278	—

Total comprehensive income						1,233
Net shares reacquired from employee transactions	(1)	112	—	(988)	—	(877)	—
Tax benefit from vesting of restricted common stock awards	—	778	—	—	—	778	—
Amortization of restricted common stock awards	—	1,620	—	—	—	1,620	—
Amortization of stock option awards	—	848	—	—	—	848	—

Balance at March 31, 2011	$505	$629,535	$(57,925)	$(14,103)	$(231)	$557,781	$—

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2010	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net loss	—	—	(9,931)	—	—	(9,931)	89
Other comprehensive income:
Net unrealized securities losses, net of tax expense of $38	—	—	—	—	(59)	(59)	—
Net unrealized derivatives gains, net of tax expense of $86	—	—	—	—	274	274	—

Total comprehensive income						(9,716)
Shares reacquired from employee transactions	(1)	—	—	(545)	—	(546)	—
Tax benefit from vesting of restricted common stock awards	—	361	—	—	—	361	—
Repurchase of common stock	—	—	—	(167)	—	(167)	—
Amortization of restricted common stock awards	—	972	—	—	—	972	—
Amortization of stock option awards	—	837	—	—	—	837	—

Balance at March 31, 2010	$499	$618,932	$(79,014)	$(2,043)	$(571)	$537,803	$4,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$926	$(9,931)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	6,253	27,047
Depreciation and amortization and accretion	(2,747)	(2,401)
Amortization of debt issuance costs	2,023	5,936
Equity compensation expense	2,468	1,809
Gain on repurchase of debt	(1,015)	(2,925)
Losses from equity method investments	3,406	—
Net change in deferred income taxes	(44)	(3,569)
Loans held-for-sale originated	(19,090)	(18,457)
Proceeds from sale of loans held-for-sale	41,386	15,736
Net change in interest receivable	(653)	(521)
Net change in other assets	14,297	(5,689)
Net change in accrued interest payable	(336)	956
Net change in accounts payable and other liabilities	(10,846)	669

Net cash provided by operating activities	36,028	8,660

Cash flows from investing activities:
Net change in restricted cash	87,437	9,537
Net change in loans	(7,652)	69,749
Proceeds from repayments of debt securities available-for-sale	76	56
Acquisition of property and equipment	(265)	(5)

Net cash provided by investing activities	79,596	79,337

Cash flows from financing activities:
Proceeds from exercise of stock options	105	—
Tax benefit from vesting of restricted stock	778	—
Borrowings on credit facilities	58,204	11,266
Repayment of borrowings on credit facilities	(88,361)	(57,481)
Issuance of term debt	—	187,304
Borrowings on term debt	17,016	—
Repayment of borrowings on term debt	(120,290)	(241,748)
Payment of deferred financing costs	(291)	(8,690)
Purchase of treasury stock	(988)	(713)

Net cash used in financing activities	(133,827)	(110,062)

Net decrease in cash during the period	(18,203)	(22,065)
Cash and cash equivalents at beginning of period	54,365	39,848

Cash and cash equivalents at end of period	$36,162	$17,783

Supplemental cash flows information:
Interest paid	$8,878	$12,093
Taxes paid	1,225	—
Decrease (increase) in fair value of investments in debt securities	(110)	97

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The 2010 consolidated financial statements include the results of operations of the Company as well as the NCOF’s noncontrolling interest of the limited liability company which previously owned the OREO. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest represented the minority partner’s equity and accumulated earnings in the limited liability company. The NCOF’s noncontrolling interest had no recourse to the Company.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Topic 820 that require new disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures regarding the activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other requirements of ASU 2010-06 are effective in interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures as incorporated into Note 11.

Recently Issued Accounting Standards

On January 19, 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20. The deferral will allow the FASB to complete its deliberations on what constitutes a TDR, to coordinate the effective dates of the new disclosures about TDRs for public entities in ASU No. 2010-20, and the guidance for determining what constitutes a TDR.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 states when a creditor evaluates whether a restructuring constitutes a troubled debt restructuring, it must separately conclude that both of the following exist: 1) the restructuring must constitute a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 amends Topic 310 by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession to a borrower. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2011-02 will have on its results from operations or financial position.

Note 3. Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd, a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2011 loans held-for-sale consisted of leveraged finance loans to seven borrowers which are intended to be sold to the NCOF at an agreed upon price. Subsequent to March 31, 2011, the Company sold loans with an aggregate outstanding balance of $7.5 million to the NewStar Credit Opportunities Fund, Ltd.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2011 and December 31, 2010, loans held-for-sale consisted of the following:

	March 31, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$19,431	$42,228

Gross loans	19,431	42,228
Deferred loan fees, net	(341)	(842)

Total loans, net	$19,090	$41,386

The Company did not sell any loans to an entity other than the NCOF during the three months ended March 31, 2011 or 2010.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

As of March 31, 2011 and December 31, 2010, loans consisted of the following:

	March 31, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$1,360,987	$1,348,238
Real Estate	277,496	282,610
Business Credit	64,990	67,390

Gross loans	1,703,473	1,698,238
Deferred loan fees, net	(23,208)	(23,405)
Allowance for loan losses	(85,267)	(84,502)

Total loans, net	$1,594,998	$1,590,331

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

On November 1, 2010, the Company acquired Core Business Credit, LLC, an asset-based lender located in Dallas, Texas with the fair value of outstanding loans totaling $73.4 million as of October 31, 2010, and its wholly-owned subsidiaries (collectively “Business Credit”). On April 1, 2011, Core Business Credit, LLC changed its name to NewStar Business Credit, LLC. The following table sets forth the activity of the accretable purchase discount related to the acquisition of Business Credit:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Balance, beginning of year	$84	$—
Additions due to acquisitions	—	—
Accretion	(21)	—
Reduction due to payments or sale	—	—

Balance, end of period	$63	$—

The Company also recognized a $1.7 million non-accretable discount resulting from the fair value of certain loans acquired from Business Credit, of which $0 was recognized in interest income during the three months ended March 31, 2011 as a result of loan repayments.

As of March 31, 2011, the Company had impaired loans with an aggregate outstanding balance of $346.9 million. Impaired loans with an aggregate outstanding balance of $221.0 million have been restructured and classified as troubled debt restructurings (“TDR”). Impaired loans with an aggregate outstanding balance of $125.1 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2011, the Company recorded $6.1 million of specific provisions for impaired loans. At March 31, 2011, the Company had a $61.1 million specific allowance for impaired loans with an aggregate outstanding balance of $243.4 million. At March 31, 2011, additional funding commitments for impaired loans totaled $47.4 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2011, $107.3 million of loans on non-accrual status and $8.4 million of accruing loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $61.1 million specific allowance for impaired loans was $29.3 million related to delinquent loans.

As of December 31, 2010, the Company had impaired loans with an aggregate outstanding balance of $356.6 million. Impaired loans with an aggregate outstanding balance of $222.6 million have been restructured and classified as TDR. Impaired loans with an aggregate outstanding balance of $135.6 million were also on non-accrual status. During 2010, the Company recorded $47.7 million of specific provisions for impaired loans. At December 31, 2010, the Company had a $60.4 million specific allowance for impaired loans with an aggregate outstanding balance of $238.5 million. At December 31, 2010, additional funding commitments for impaired loans totaled $54.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2010, $106.0 million of impaired loans and $8.4 million of accruing loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $60.4 million specific allowance for impaired loans was $26.7 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
March 31, 2011	($ in thousands)
Leveraged Finance	$254,424	$322,498	$164,307	$90,117
Real Estate	87,516	93,954	79,078	8,438
Business Credit	5,001	6,653	—	5,001

Total	$346,941	$423,105	$243,385	$103,556

December 31, 2010
Leveraged Finance	$262,394	$336,054	$168,279	$94,115
Real Estate	87,448	93,829	70,231	17,217
Business credit	6,732	8,250	—	—

Total	$356,574	$438,133	$238,510	$111,332

Below is a summary of the Company’s evaluation of its portfolio and allowance for credit losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
March 31, 2011	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,106,563	$17,721	$189,980	$6,401	$59,989	$38
Individually evaluated (2)	254,424	42,784	87,516	18,323	5,001	—

Total	$1,360,987	$60,505	$277,496	$24,724	$64,990	$38

	Leveraged Finance		Real Estate		Business Credit
December 31, 2010	Investment	Allowance	Investment	Allowance	Investment		Allowance
	($ in thousands)
Collectively evaluated (1)	$1,085,844	$17,562	$195,162	$6,869	$60,658	(3)	$—
Individually evaluated (2)	262,394	41,350	87,448	19,000	6,732	(3)	—

Total	$1,348,238	$58,912	$282,610	$25,869	$67,390		$—

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans had a weighted average risk rating of 5.5 based on the Company’s internally developed 12 point scale at March 31, 2011 and December 31, 2010.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the Business Credit acquisition portfolio of loans which the Company recorded at fair value on the date of acquisition.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
March 31, 2011	($ in thousands)
Leveraged Finance	$10,537	$78,044	$88,581	$1,291,837	$1,380,418	$—
Real Estate	—	27,190	27,190	250,306	277,496	8,438
Business Credit	—	—	—	64,990	64,990	—

Total	$10,537	$105,234	$115,771	$1,607,133	$1,722,904	$8,438

December 31, 2010
Leveraged Finance	$17,224	$70,061	$87,285	$1,309,649	$1,396,934	$—
Real Estate	—	27,196	27,196	255,414	282,610	8,438
Business Credit	—	—	—	67,390	67,390	—

Total	$17,224	$97,257	$114,481	$1,632,453	$1,746,934	$8,438

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$58,912	$25,869	$—	$84,781
Provision for credit losses—general	617	(481)	38	174
Provision for credit losses—specific	6,756	(677)	—	6,079
Loans charged off, net of recoveries	(5,322)	—	—	(5,322)

Balance, end of period	$60,963	$24,711	$38	$85,712

Balance, end of period—specific	$42,746	$18,323	$38	$61,107

Balance, end of period—general	$18,217	$6,388	$—	$24,605

Average balance of impaired loans	$262,024	$87,460	$8,134	$357,618
Interest recognized from impaired loans	$3,373	$725	$150	$4,248

Loans
Loans individually evaluated with specific allowance	$164,307	$79,078	$—	$243,385
Loans individually evaluated with no specific allowance	90,117	8,438	—	98,555
Loans acquired with deteriorating credit quality	—	—	5,001	5,001
Loans collectively evaluated without specific allowance	1,125,994	189,980	59,989	1,375,963

Total loans	$1,380,418	$277,496	$64,990	$1,722,904

During the three months ended March 31, 2011, the Company recorded a total provision for credit losses of $6.3 million. The Company increased its allowance for credit losses to $85.7 million at March 31, 2011 from $84.8 million at December 31, 2010. This increase in allowance for credit losses resulted primarily from an increase in the specific allowance for impaired loans, partially offset by impaired loans charged off during the three months ended March 31, 2011. The general allowance for credit losses covers probable losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans, net” increased to 22% as of March 31, 2011 as compared to 20% as of March 31, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Company is closely monitoring the credit quality of its loans and loan delinquencies, non-accruals and charge offs, and the occurrence of these events may increase due to changes in economic conditions and seasoning of the loan portfolio.

Included in the allowance for credit losses at March 31, 2011 and December 31, 2010 is an allowance for unfunded commitments of $0.4 million and $0.3 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of March 31, 2011 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

During the second quarter of 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate to reflect deteriorating market conditions. During the third quarter of 2010, the Company refined its allowance for credit losses methodology regarding commercial real estate. During the first quarter of 2011, the Company reduced its general allowance for credit losses to reflect improving performance in its non-impaired loan portfolio. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

The aggregate average balance of impaired loans during the three months ended March 31, 2010 was $375.5 million. The total amount of interest income recognized during the three months ended March 31, 2010 from impaired loans was $3.6 million. The amount of cash basis interest income that was recognized for the three months ended March 31, 2010 was $2.2 million.

During 2009, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2010, the Company sold one of these commercial real estate properties. At March 31, 2011, the remaining asset had a carrying amount of $3.4 million and was classified as other real estate owned (“OREO”) and included in “Other assets” in the Company’s balance sheet.

Note 4. Restricted Cash

Restricted cash as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)
Collections on loans pledged to credit facilities	$10,483	$32,356
Principal and interest collections on loans held in trust and prefunding amounts	69,477	132,969
Customer escrow accounts	10,967	13,039

Total	$90,927	$178,364

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)
Investments in debt securities - gross	$6,393	$6,468
Unamortized discount	(2,298)	(2,298)

Investments in debt securities - amortized cost	$4,095	$4,170

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2011 and December 31, 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2011:
Other debt obligation(1)	$4,095	$—	$(46)	$4,049

	$4,095	$—	$(46)	$4,049

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2010:
Other debt obligation(1)	$4,170	$—	$(156)	$4,014

	$4,170	$—	$(156)	$4,014

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the three months ended March 31, 2011 and 2010.

The Company did not record any net Other Than Temporary Impairment charges during the three months ended March 31, 2011 and 2010.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,049	$4,049
Amortized cost	—	4,095	4,095

Unrealized loss	$—	$46	$46

	December 31, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,014	$4,014
Amortized cost	—	4,170	4,170

Unrealized loss	$—	$156	$156

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at March 31, 2011 and December 31, 2010 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2011, the Company has determined that it is not more likely than not that it will be required to sell the security before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2011 and December 31, 2010 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,095	4,049	4,170	4,014

Total	$4,095	$4,049	$4,170	$4,014

Note 6. Derivative Financial Instrument Hedging Activities

During 2010, the Company entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At March 31, 2011, the lone remaining outstanding interest rate swap agreement had a notional value of $3.5 million and had a scheduled maturity of October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2011 and 2010, the Company recorded hedge ineffectiveness of $107 and $(24,643), respectively, which is included in gain (loss) on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at March 31, 2011 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.2 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of March 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$317
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$1,961	Other liabilities	$1,917

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The gains and losses on the Company’s derivative instruments during the three months ended March 31, 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$1	Gain (loss) on derivatives	$(99)	Gain (loss) on derivatives	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(1)	Gain (loss) on derivatives

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.2 million. The Company did not have any minimum collateral posting thresholds with any of its derivative counterparties at March 31, 2011.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of March 31, 2011, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at March 31, 2011, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $2.1 million in the aggregate.

Note 7. Borrowings

Credit Facilities

As of March 31, 2011 the Company had four credit facilities: (i) a $75 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”) and a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

During 2005, the Company formed a wholly owned subsidiary, NewStar Warehouse Funding 2005, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments, in connection with the credit facility agreement with Citicorp. On February 14, 2011, we entered into an amendment to this credit facility which extended the maturity date to June 15, 2011 with a bullet maturity payment due at that time. Advances may be made at 28% of the borrowing base up to $10.0 million and may only be used to fund existing revolving loans. If in the future Citicorp decides not to renew its credit facility with us on the June 15, 2011 maturity date, our ability to make new borrowings under that facility would terminate. The Company expects to repay the outstanding balance of this credit facility on or before the maturity date. NewStar Warehouse Funding 2005, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, insolvency tests, failure to meet tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off, and interest coverage levels. At March 31, 2011, NewStar Warehouse Funding 2005, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 2.78% at March 31, 2011. As of March 31, 2011, unamortized deferred financing fees were $0.4 million and the outstanding balance was $17.8 million.

        In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets. On May 4, 2010, the Company entered into an amendment with NATIXIS which extended the maturity date from May 21, 2010 to May 20, 2011, among other things. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to remain within prescribed facility portfolio charge-off levels. At March 31, 2011, NewStar Short-Term

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.74% at March 31, 2011. As of March 31, 2011, unamortized deferred financing fees were $0.1 million and the outstanding balance was $27.5 million.

As part of the Company’s acquisition of Core Business Credit, LLC (now knows as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, it became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $33.0 million as of March 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 2.21% at March 31, 2011. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. As of March 31, 2011, the Company had not drawn any amounts from this credit facility.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp. The credit facility consists of a $50.0 million revolving credit facility and a $50.0 million term loan facility, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving credit facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2011, the Company had not drawn any amounts from the revolving credit facility. As of March 31, 2011, unamortized deferred financing fees were $3.5 million.

The term loan facility may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) in the case of any such prepayment made during the period commencing on August 31, 2012 and ending on August 30, 2013, 2.00% and (ii) in the case of any such prepayment made at any time after August 30, 2013, 1%. As of March 31, 2011, the term loan facility had an outstanding balance of $50.0 million.

Term Debt Facilities

As of March 31, 2011, the Company had one term debt facility, a $57.7 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2011, NewStar was in compliance with all such covenants. This credit facility is scheduled to mature on July 15, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.99% at March 31, 2011. As of March 31, 2011, unamortized deferred financing fees were $1.0 million and the outstanding balance was $54.7 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of the Company’s agreement.

Term Debt Securitizations

        In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At March 31, 2011, the $187.3 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $218.8 million. At March 31, 2011, deferred financing fees were $0.5 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2010, Fitch affirmed its ratings of the Class A-1 notes, the Class A-2 notes and the Class B notes, and downgraded the Class C notes, the Class D notes and the Class E notes. The downgrades during 2010 did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread.

The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2011 identified $43.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the January 13, 2011 report, the amount redirected was $12.6 million. The Company may have additional defaults in the 2005-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance March 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$67,988	Libor + 0.28%	July 25, 2018	AA+/Aa2/AAA
Class A-2	80,477	34,707	Libor + 0.30%	July 25, 2018	AA+/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/Ba1/BB
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	CCC-/B1/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa2/CC

	$343,352	$187,253

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At March 31, 2011, the $381.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $425.1 million. At March 31, 2011, deferred financing fees were $2.4 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the three months ended March 31, 2011, the Company repurchased $2.0 million of the 2006 CLO Trust’s Class D notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread.

The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During the three months ended March 31, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the March 13, 2011 quarterly report, the entire $21.6 million had been redirected. The Company may have additional defaults in the 2006-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance March 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$298,881	Libor +0.27%	March 30, 2022	AA+/Aa2/AAA
Class A-2	40,000	8,240	Libor +0.28%	March 30, 2022	AA+/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	BBB+/Ba1/A
Class D	25,000	10,250	Libor +1.35%	March 30, 2022	CCC+/B1/BBB
Class E	13,750	6,500	Libor +1.75%	March 30, 2022	CCC-/B2/BB

	$456,250	$381,371

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2011, the $430.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $484.1 million. At March 31, 2011, deferred financing fees were $3.6 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 7, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. The Company receives a loan collateral management fee and excess interest spread. On April 19, 2011, Standard and Poor’s upgraded the Class D notes.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

	Notes originally issued	Outstanding balance March 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,486	Libor +0.24%	September 30, 2022	AA+/Aa2/AAA
Class A-2	100,000	8,097	Libor +0.26%	September 30, 2022	AA+/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	BBB+/Baa3/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba2/BBB+

	$546,000	$430,083

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D note to the ratings shown above (source: Bloomberg Finance L.P.).

On January 7, 2010, the Company completed a term debt securitization. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. The Company had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At March 31, 2011, the $71.5 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $159.4 million. At March 31, 2011, deferred financing fees were $2.0 million. The 2009-1 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. On April 1, 2011, Moody’s upgraded the Class B notes. The 2009-1 CLO is callable on the distribution date in July 2011.

	Notes originally issued	Outstanding balance March 31, 2011	Interest rate		Original maturity	Ratings (Moody’s) (1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$31,668	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	39,784	Libor +5.00	%(2)	July 30, 2018	Aaa

	$190,500	$71,452

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time. On April 1, 2011, Moody’s upgraded the Class B notes to the rating shown above.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2011 and December 31, 2010, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2011		December 31, 2010
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	50,521	145,000	50,563

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2011, all of the shares remained undesignated.

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

Restricted Stock

During the three months ended March 31, 2011, the Company issued 42,500 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan as amended. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the three months ended March 31, 2011 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2010	3,647,141	$25,397
Granted	42,500	434
Vested	(303,465)	(498)
Forfeited	—	—

Non-vested as of March 31, 2011	3,386,176	$25,333

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Company recognized $1.6 million and $1.0 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2011 and 2010. The unrecognized compensation cost of $12.2 million at March 31, 2011 is expected to be recognized over the next three years.

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

During the three months ended March 31, 2011, stock options exercisable for an aggregate 52,500 shares of common stock were issued to certain employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan as amended. The stock options have an exercise price equal to the closing price of the Company’s common stock on the date of issuance. The options granted vest in three equal installments on each of the first three anniversaries of the date of grant and have a seven-year life.

Stock option activity for the three months ended March 31, 2011 was as follows:

Options
Outstanding as of January 1, 2011	5,959,736
Granted	52,500
Exercised	(12,833)
Forfeited	(1,250)

Outstanding as of March 31, 2011	5,998,153

Vested as of March 31, 2011	3,898,196

Exercisable as of March 31, 2011	3,898,196

As of March 31, 2011, the total unrecognized compensation cost related to nonvested options granted was $2.2 million. This cost is expected to be recognized over a weighted average period of one year. During the three months ended March 31, 2011 and 2010, the Company recognized compensation expense related to its stock options of $0.9 million and $0.8 million, respectively.

Note 9. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Numerator:
Net income (loss)	$926	$(9,931)

Denominator:
Denominator for basic income (loss) per common share	48,546	49,939

Denominator:
Denominator for diluted income (loss) per common share	48,546	49,939
Potentially dilutive securities - options	2,762	—
Potentially dilutive securities - restricted stock	2,000	—
Potentially dilutive securities - warrants	—	—

Total weighted average diluted shares	53,308	49,939

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 due to the fact that the results would be anti-dilutive.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Weighted average stock options totaling 5,349,001 and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 due to the fact that the results would be anti-dilutive.

Note 10. Financial Instruments with Off-Balance Sheet Risk

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

At March 31, 2011, we had $252.3 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $215.8 million and unfunded commitments related to delayed draw term loans were $34.7 million. $1.8 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $215.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2011, we categorized $126.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2011, we had $83.9 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2011, revolver usage averaged approximately 36%, which is slightly lower than the average of 37% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2011, revolving commitments decreased $19.8 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2011, delayed draw credit facility commitments increased $7.5 million.

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

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)
Unused lines of credit	$252,318	$270,793
Standby letters of credit	7,768	8,737
Interest rate mitigation products (notional)	120,529	125,450

Note 11. Fair Value

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$4,049	$4,049
Derivatives—interest rate contracts (assets)	—	1,961	—	1,961

Total assets recorded at fair value on a recurring basis	$—	$1,961	$4,049	$6,010

Derivatives—interest rate contracts (liabilities)	$—	$2,234	$—	$2,234

Nonrecurring Basis:
Loans, net	$—	$—	$69,991	$69,991
Loans held-for-sale, net	19,090	—	—	19,090
Other real estate owned	—	—	3,400	3,400

Total assets recorded at fair value on a nonrecurring basis	$19,090	$—	$73,391	$92,481

At March 31, 2011, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2011, the Company recorded a reversal of $0.7 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At March 31, 2011, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

At March 31, 2011, “Other real estate owned” consisted of one commercial real estate property.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2011 and 2010 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of levels 1, 2 or 3 during the three months ended March 31, 2011 or 2010.

For the three months ended March 31, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,051
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	110
Purchases, issuances or settlements	(112)

Balance as of March 31, 2011	$4,049

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$36,163	$36,163	$54,365	$54,365
Restricted cash	90,927	90,927	178,364	178,364
Loans held-for-sale	19,090	19,090	41,386	41,386
Loans, net	1,594,998	1,557,507	1,590,331	1,554,509
Investments in debt securities available-for-sale	4,049	4,049	4,014	4,014
Derivative instruments	1,961	1,961	863	863
Other assets	5,643	5,643	7,546	7,546
Financial liabilities:
Credit facilities	$78,345	$78,345	$108,502	$108,502
Term debt	1,174,821	1,113,701	1,278,868	1,148,083
Derivatives instruments	2,234	2,234	1,174	1,174

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three months ended March 31, 2011 and 2010 was $0.1 million for each period.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2011 and 2010, the Fund’s asset management fees were $0.6 million and $0.7 million, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At March 31, 2011, the loan balance outstanding and amount of committed funds were $6.9 million and $7.6 million, respectively.

During the three months ended March 31, 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At March 31, 2011, the loan balance outstanding and amount of committed funds were $5.3 million and $5.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

•	Business Credit, which originates, structures and underwrites senior asset-based debt for companies with sales typically totaling between $25 to $500 million; and

•	Equipment Finance, which originates, structures and underwrites operating leases, capital leases, and lease lines for capital expenditures for companies with annual sales of at least $25 million.

Market Conditions

Conditions in the capital markets remained favorable in the first quarter of 2011 despite slowing economic activity, unrest in the Middle East and fallout from the earthquake and subsequent crisis at nuclear power plants in Japan. Favorable liquidity conditions in the US corporate bond and syndicated loan markets continued to drive spreads tighter as new issuance remained high in the first quarter of 2011. New issuance in the credit markets was due principally to a wave of refinancing transactions rather than an increase in acquisition or other investment activities.

The larger more liquid, segments of the securitization markets continued to support increasing levels of new issuance for securities backed by mortgages, credit cards and auto loans. As liquidity has returned to those asset classes and market conditions normalized, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of capital for companies like NewStar.

Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, continued to improve in the first quarter of 2011. CLO bonds traded in the secondary market increased in value and are currently trading at levels and implied yields that support increasing levels of new issuance. A growing number of issuers have been able to complete CLOs this year and the forward calendar of anticipated new issuance continues to build. The pace of recovery in this market has been slow, but we expect the favorable trends to continue as spreads tighten across other types of asset-backed securities and investors continue to emphasize a preference for higher yielding, floating rate asset classes.

In 2010, we added two new term credit facilities totaling $300 million to support our asset-based finance businesses, renewed a warehouse credit facility on more favorable terms, and amended a corporate debt facility to increase the size of the commitment and establish better pricing and advance rates among other improved terms. We believe that our ability to add, renew and amend these credit facilities reflects an overall improvement in the market conditions for funding and clearly represents a turning point in our ability to obtain additional funding and improve the terms of existing financings. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and multiple other financing options due to the improvement in our financial performance and the related increase in the market price of our common stock.

We continue to believe that a significant lasting impact of the credit crisis will be a reduction in the number and capacity of lenders in the markets in which we compete. As a result, we anticipate that conditions in our lending markets will remain favorable for an extended period. In the first half of 2010, we experienced some downward pressure in pricing as lending capacity recovered faster than loan demand. In the second half, however, pricing stabilized and spreads widened as demand increased and lending capacity remained relatively flat. Credit spreads came under renewed pressure early in the first quarter of 2011 as M&A activity slowed and liquidity in the market increased, providing supportive conditions for issuers to refinance higher cost debt and fund dividend recapitalization transactions. Credit spreads stabilized in March as lenders adjusted to growing uncertainty driven by geopolitical events and signs of weakening economic conditions.

After recording provisions for loan losses during 2009 based on our estimate of probable loan losses, our overall credit performance improved through most of 2010 as negative migration slowed and our provision for credit losses decreased substantially. Although we expect provisions for credit losses to stabilize at normalized levels in 2011, quarterly improvement has been uneven and non-accrual loans and charge offs are expected to remain elevated as we work to resolve existing impaired loans through 2011.

Although the credit performance of our commercial real estate portfolio was particularly weak amid high unemployment and poor demand for office space, we believe that many commercial real estate markets have begun to stabilize. We have been repaid in full on certain loans and successfully resolved foreclosed real estate at discounted values within expected ranges. While we remain cautious about the sector, we believe that the availability of financing has improved and values have begun to stabilize. As a result, our borrowers’ ability and willingness to repay debt has also improved. As the commercial real estate markets began to weaken in early 2008, we discontinued originating new loans and began to reduce our credit exposure to this sector. We expect to begin to selectively evaluate new lending opportunities as market conditions continue to improve.

Recent Developments

New Business Initiative

We launched our Equipment Finance group in January 2011 to lease essential-use equipment for mid-sized companies. Concurrent with the acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) and the launch of the Equipment Finance group, we rebranded our business groups as Leveraged Finance, Real Estate, Business Credit, and Equipment Finance.

Liquidity

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility.

On February 14, 2011, we entered into an amendment to our credit facility with Citibank, N.A. which extended the maturity date to June 15, 2011 with a bullet maturity payment due at that time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NewStar’s basic and diluted income per share for the three months ended March 31, 2011 was $0.02 on net income of $0.9 million compared to a basic and diluted loss per share for the three months ended March 31, 2010 of $0.20 on a net loss of $9.9 million. Our managed loan portfolio was $2.2 billion at March 31, 2011 equal to $2.2 billion at December 31, 2010. As of March 31, 2011, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $455.1 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans, was 6.35% for three months ended March 31, 2011 and 5.91% for the three months ended March 31, 2010. The increase from 2010 to 2011 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to March 31, 2010. The portfolio yield for accruing loans was 6.89% for the three months ended March 31, 2011.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.03% for the three months ended March 31, 2011 and 3.03% for the three months ended March 31, 2010. The primary factors impacting net interest margin for the three months ended March 31, 2011 were non-accrual loans, changes in three-month LIBOR, our product mix, debt to equity ratio, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three months ended March 31, 2010 were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 56.49% for the three months ended March 31, 2011 and 47.69% for the three months ended March 31, 2010. The increase in our efficiency ratio during 2011 as compared to 2010 was primarily due to a decrease in net interest income and non-interest income during 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale, was 5.02% at March 31, 2011 and 4.99% as of December 31, 2010. The increase in the allowance for credit losses ratio is primarily due to an increase in the balance of the specific allowance for credit losses, partially offset by slowing negative credit migration and improving economic conditions. During the three months ended March 31, 2011, we recorded $6.1 million of specific provision for credit losses on previously identified impaired loans. At March 31, 2011, the specific allowance for credit losses was $61.1 million, and the general allowance for credit losses was $24.6 million. The allowance for credit losses at December 31, 2010 included a specific allowance of $60.4 million and a general allowance of $24.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans, was 6.78% as of March 31, 2011 as compared to 6.74% as of December 31, 2010. We expect the delinquent loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans, was 0.49% as of March 31, 2011 as compared to 0.50% as of December 31, 2010. We expect the delinquent accruing loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 7.33% as of March 31, 2011 and 7.98% as of December 31, 2010. As of March 31, 2011 and December 31, 2010, the aggregate outstanding balance of non-accrual loans was $125.1 million and $135.6 million, respectively and total outstanding loans held for investment was $1.7 billion at each period end. We expect the non-accrual loan rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 7.51% as of March 31, 2011 and 8.17% as of December 31, 2010. As of March 31, 2011 and December 31, 2010, the sum of the aggregate outstanding balance of non-performing assets was $128.5 million and $139.0 million, respectively. We expect the non-performing asset rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans)

Net charge off rate as a percentage of end of period loan portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three months ended March 31, 2011 and 2010, the net charge off rate was 1.44% and 5.40%, respectively. We expect the net charge off rate (end of period loans) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans)

Net charge off rate as a percentage of average period loan portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans held for investment for the period. For the three months ended March 31, 2011 and 2010, the net charge off rate was 1.44% and 5.21%, respectively. We expect the net charge off rate (average period loans) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.20% for the three months ended March 31, 2011. Return on average assets was not meaningful for the three months ended March 31, 2010 as we had a net loss.

Return on average equity

Return on average equity, which is net income divided by average equity, was 0.67% for the three months ended March 31, 2011. Return on average equity was not meaningful for the three months ended March 31, 2010 as we had a net loss.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Net interest income:
Interest income	$26,988	$29,103
Interest expense	8,542	13,049

Net interest income	18,446	16,054
Provision for credit losses	6,253	27,047

Net interest income (loss) after provision for credit losses	12,193	(10,993)
Non-interest income:
Fee income	575	381
Asset management income	628	651
Gain (loss) on derivatives	(4)	18
Other income (loss)	(1,680)	3,521

Total non-interest income (loss)	(481)	4,571
Operating expenses:
Compensation and benefits	7,545	6,384
Occupancy and equipment	524	644
General and administrative expenses	2,080	2,765

Total operating expenses	10,149	9,793

Income (loss) before income taxes	1,563	(16,215)
Income tax expense (benefit)	637	(6,373)

Net income (loss) before noncontrolling interest	926	(9,842)
Net income attributable to noncontrolling interest	—	(89)

Net income (loss)	$926	$(9,931)

Comparison of the Three Months Ended March 31, 2011 and 2010

Interest income. Interest income decreased $2.1 million, to $27.0 million for the three months ended March 31, 2011 from $29.1 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in average balance of our interest earning assets to $1.9 billion from $2.1 billion, partially offset by an increase in the yield on average interest earning assets to 5.90% from 5.50% primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to March 31, 2010.

Interest expense. Interest expense decreased $4.5 million, to $8.5 million for the three months ended March 31, 2011 from $13.0 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities, and the decrease in accelerated amortization of certain deferred financing fees. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.6 billion as of March 31, 2010 to $1.3 billion as of March 31, 2011. During the three months ended March 31, 2010, we accelerated the amortization of $3.6 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Net interest margin. Net interest margin increased to 4.03% for the three months ended March 31, 2011 from 3.03% for the three months ended March 31, 2010. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to March 31, 2010, partially offset by non-payment of interest income from non-accrual loans. The decrease in average cost of funds is primarily due to the accelerated amortization of $3.6 million of deferred financing fees during the three months ended March 31, 2010 resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.15% from 2.12%. At March 31, 2011, 50% of our adjustable rate loans included interest rate floors. Non-accrual loans negatively impacted the net interest margin by 0.54%, which was offset by an increase in interest spreads of 1.03%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,854,414	$26,988	5.90%	$2,146,723	$29,103	5.50%
Total interest bearing liabilities	1,260,248	8,542	2.75	1,566,627	13,049	3.38

Net interest spread		$18,446	3.15%		$16,054	2.12%

Net interest margin			4.03%			3.03%

Provision for credit losses. The provision for credit losses decreased to $6.3 million for the three months ended March 31, 2011 from $27.0 million for the three months ended March 31, 2010. The decrease in the provision was primarily due to a decrease of $16.2 million of specific provisions and a decrease of $4.6 million of general provisions recorded during the three months ended March 31, 2011 as compared to three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded specific provisions of $6.1 million compared to $22.3 million recorded during the three months ended March 31, 2010. The decrease in the specific component of the provision for credit losses was principally due to impaired loans charged off since March 31, 2010, slowing negative credit migration, and improving economic conditions. The decrease in the general component of the provision for credit losses was principally due to the $189.6 million decrease in total loans net as compared to March 31, 2010 and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” increased to 22% as of March 31, 2011 as compared to 20% as of March 31, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to March 31, 2010, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has decreased.

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

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation. During the first quarter of 2011, we reduced our general allowance for credit losses to reflect improving performance in our non-impaired loan portfolio.

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

Impaired loans at March 31, 2011 and 2010 were in both Real Estate and in Leveraged Finance, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $5.1 million, to a loss of $0.5 million for the three months ended March 31, 2011 from $4.6 million for the three months ended March 31, 2010. The decrease is primarily due to a $3.4 million loss on equity interests in certain impaired borrowers and a $1.9 million decrease in the gain recognized in connection with the repurchase of debt.

As a result of certain of our troubled debt restructurings, we have obtained an equity interest in several of our impaired borrowers. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’ results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations directly impacts the remaining net book value of these respective loans. These equity interests may give rise to potential capital gains or losses for tax purposes. This could impact future tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $0.4 million, to $10.1 million for the three months ended March 31, 2011 from $9.8 million for the three months ended March 31, 2010. Employee compensation and benefits increased $1.2 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants. General and administrative expenses decreased $0.7 million due primarily to a decrease in professional service costs. Occupancy and equipment expenses decreased $0.1 million.

Income taxes. For the three months ended March 31, 2011 and 2010, we provided for income taxes based on an effective tax rate of 41% and 39%, respectively.

As of March 31, 2011 and December 31, 2010, we had net deferred tax assets of $48.2 million and $48.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2011. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance of $0.1 million is necessary as of March 31, 2011. As of March 31, 2011, our deferred tax asset was primarily comprised of $34.4 million related to our allowance for credit losses and $12.7 million related to equity compensation.

Further, we evaluated our business plans and results during our forecast period of future taxable income (including consideration of liquidity, available sources of funding and capital from existing sources). Our forecast utilized in our March 31, 2011 analysis included a sufficient level of earnings over a reasonable period of time.

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

Conditions in the capital markets continued to demonstrate signs of improvement in the first quarter of 2011 as economic growth in the US stabilized. The larger, more liquid segments of the securitization markets have also substantially recovered, supporting increasing levels of new issuance for securities backed by mortgages, credit cards, equipment and auto loans. As liquidity has returned to those asset classes and market conditions normalized, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of capital for companies like NewStar. Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have continued to improve as loan values have recovered and default rates have declined. The pace of recovery in this market has been slow, but we expect the favorable trends to continue as spreads tighten across other types of asset-backed securities and investors continue to emphasize a preference for higher yielding, floating rate asset classes. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and other financing options due to the improvement in our financial performance.

During the first quarter of 2011, we closed on a warehouse credit facility for our equipment finance line of business on favorable terms . In 2010, we renewed a warehouse credit facility on more favorable terms and amended a corporate debt facility to increase the size of the commitment and establish better pricing and advance rates among other improved terms. We believe that our ability to access new credit facilities and renew and amend our existing credit facilities reflects an overall improvement in the market conditions for funding and may represent a turning point in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions, we cannot assure you that this will continue, and it is possible that market conditions could become more uncertain or worsen. If they do, we could face materially higher financing costs, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of March 31, 2011 and December 31, 2010, we had $36.2 million and $54.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $90.9 million and $178.4 million of restricted cash as of March 31, 2011 and December 31, 2010, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2011, we could use $17.9 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2011.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2011, we had impaired loans with an aggregate outstanding balance of $346.9 million. Impaired loans with an aggregate outstanding balance of $221.0 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $125.1 million were on non-accrual status. Impaired loans of $115.8 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2011, we recorded $6.1 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $29.3 million related to delinquent loans.

We are closely monitoring the credit quality of our loans. We may experience additional loan delinquencies, losses, specific reserves, non-accruals, troubled debt restructurings and charge offs due to changes in economic conditions and as our portfolio continues to season.

We have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of March 31, 2011 and December 31, 2010 was $85.3 million and $84.5 million, or 5.00% and 4.98% of loans, gross, respectively. As of March 31, 2011, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 5.02%.

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

Activity in the allowance for loan losses for the three months ended March 31, 2011 and for the year ended December 31, 2010 was as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Balance as of beginning of period	$84,503	$113,865
General provision for loan losses	7	(14,371)
Specific provision for loan losses	6,079	47,695
Net charge offs	(5,322)	(62,686)

Balance as of end of period	85,267	84,503
Allowance for losses on unfunded loan commitments	445	278

Allowance for credit losses	$85,712	$84,781

During the three months ended March 31, 2011 we recorded a total provision for credit losses of $6.3 million. The Company increased its allowance for credit losses three basis points to 5.02% of gross loans at March 31, 2011 from 4.99% at December 31, 2010, resulting from the increase in its specific allowance for loan losses.

Borrowings and Liquidity

As of March 31, 2011 and December 31, 2010, we had outstanding borrowings totaling $1.3 billion and $1.4 billion, respectively. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of March 31, 2011, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$475,000	$78,345	$396,655	2011 – 2015
Term debt (1)	1,597,897	1,174,821	423,076	2012 – 2022

Total	$2,072,897	$1,253,166	$819,731

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at March 31, 2011, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of March 31, 2011 we had four credit facilities: (i) a $75.0 million credit facility with Citicorp North America, Inc. (“Citicorp”), (ii) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”) and a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

We have a $75.0 million credit facility agreement with Citicorp that had an outstanding balance of $17.8 million and unamortized deferred financing fees of $0.4 million as of March 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 2.78% at March 31, 2011. On February 14, 2011, we entered into an amendment to this credit facility which extended the maturity date to June 15, 2011 with a bullet maturity payment due at that time. Advances may be made at 28% of the borrowing base up to $10.0 million and may only be used to fund existing revolving loans. If in the future Citicorp decides not to renew its credit facility with us on the June 15, 2011 maturity date, our ability to make new borrowings under that facility would terminate. We expect to repay the outstanding balance of this credit facility on or before the maturity date.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $27.5 million and unamortized deferred financing fees of $0.1 million as of March 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 3.74% at March 31, 2011. On May 4, 2010, we entered into an amendment with NATIXIS which extended the maturity date from May 21, 2010 to May 20, 2011, among other things.

As part of our acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, we became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $33.0 million as of March 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 2.21% at March 31, 2011. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. As of March 31, 2011, we had not drawn any amounts from this credit facility.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010. The credit facility, as amended, consists of a $50.0 million revolving credit facility and a $50.0 million term loan facility, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving credit facility is 4.0% of the undrawn amount of the facility when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the facility when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2011, we had not drawn any amounts from the revolving credit facility. As of March 31, 2011, unamortized deferred financing fees were $3.5 million.

The term loan facility may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) in the case of any such prepayment made during the period commencing on August 31, 2012 and ending on August 30, 2013, 2.00% and (ii) in the case of any such prepayment made at any time after August 30, 2013, 1%. As of March 31, 2011, the term loan facility had an outstanding principal balance of $50.0 million.

Term Debt Facilities

As of March 31, 2011, we had one $57.7 million term debt facility with Wachovia Capital Markets, LLC (“Wachovia”). Interest on this facility accrues at a variable rate per annum, which was 3.99% at March 31, 2011. As of March 31, 2011, the outstanding balance was $54.7 million and unamortized deferred financing fees were $1.0 million. Wachovia completed a merger with Wells Fargo on December 31, 2008, but this merger did not impact the terms of our agreement.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At March 31, 2011, the $187.3 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $218.8 million. At March 31, 2011, deferred financing fees were $0.5 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2011, we repurchased $3.9 million the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2010, Fitch affirmed its ratings of the Class A-1 notes, the Class A-2 notes and the Class B notes, and downgraded the Class C notes, the Class D notes and the Class E notes. The downgrades during 2010 did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread.

We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2011 identified $43.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the January 13, 2011 report, the amount redirected was $12.6 million. We may have additional defaults in the 2005-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$67,988	0.28%	AA+/Aa2/AAA
Class A-2	80,477	34,707	0.30	AA+/Aa2/AAA
Class B	18,750	18,683	0.50	A+/A2/AA
Class C	39,375	39,233	0.85	B+/Ba1/BB
Class D	24,375	18,224	1.50	CCC-/B1/CCC
Class E	24,375	8,418	4.75	CCC-/Caa2/CC

Total notes	343,352	187,253
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$218,791

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At March 31, 2011, the $381.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $425.1 million. At March 31, 2011, deferred financing fees were $2.4 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period ending in June 2011. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the three months ended March 31, 2011, we repurchased $2.0 million of the 2006 CLO Trust’s Class D notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread.

We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During the three months ended March 31, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006-1 CLO to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the March 13, 2011 report, the entire $21.6 million had been redirected. We may have additional defaults in the 2006-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$298,881	0.27%	AA+/Aa2/AAA
Class A-2	40,000	8,240	0.28	AA+/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	BBB+/Ba1/A
Class D	25,000	10,250	1.35	CCC+/B1/BBB
Class E	13,750	6,500	1.75	CCC-/B2/BB

Total notes	456,250	381,371
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$425,121

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2011, the $430.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $484.1 million. At March 31, 2011, deferred financing fees were $3.6 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 17, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. We receive a loan collateral management fee and excess interest spread. On April 19, 2011, Standard and Poor’s upgraded the Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,486	0.24%	AA+/Aa2/AAA
Class A-2	100,000	8,097	0.26	AA+/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	BBB+/Baa3/A
Class D	27,000	21,000	2.30	BB-/Ba2/BBB+

Total notes	546,000	430,083
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$484,083

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a term debt securitization. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. We had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. We retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At March 31, 2011, the $71.5 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $159.4 million. At March 31, 2011, deferred financing fees were $2.0 million. The 2009-1 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. On April 1, 2011, Moody’s upgraded the Class B notes and the Class C notes. The 2009-1 CLO is callable on the distribution date in July 2011.

	Notes originally issued	Outstanding balance March 31, 2011	Interest rate		Original maturity	Ratings (Moody’s)(1)
	($ in thousands)
2009-1 CLO Trust
Class A	$148,500	$31,668	Libor +3.75%		July 30, 2018	Aaa
Class B	42,000	39,784	Libor +5.00	%(2)	July 30, 2018	Aaa

Total issued	190,500	71,452
Class C	31,000	31,000	Libor +5.50%		July 30, 2018	Baa1
Subordinated	56,900	56,921	N/A		July 30, 2018	NR

	$278,400	$159,373

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time. On April 1, 2011, Moody’s upgraded the Class B notes and the Class C notes to the ratings shown above.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

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

At March 31, 2011, we had $252.3 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $215.8 million and unfunded commitments related to delayed draw term loans were $34.7 million. $1.8 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $215.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2011, we categorized $126.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2011, we had $83.9 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2011, revolver usage averaged approximately 36%, which is slightly lower than the average of 37% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months and year ended March 31, 2011, revolving commitments increased $19.8 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months and year ended March 31, 2011, delayed draw credit facility commitments increased $7.5 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2011 we had $7.8 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2011, the notional value of the interest rate mitigation products was $120.5 million.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s 2010 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2010 Annual Report.

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

As of March 31, 2011 and December 31, 2010, investments in debt securities available-for-sale totaled $4.0 million at each period end. At March 31, 2011 and December 31, 2010, our net unrealized loss on those debt securities totaled $0.1 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2011. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$4,246
Increase of	100	(4,178)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $4.2 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $3.6 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $894.8 million. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors or the loans paid off or re-priced.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Note Purchase Agreement, dated as of January 25, 2011, by and among the Company, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(a)(2)	Purchase and Sale Agreement, dated as of January 25, 2011, between NewStar Equipment Finance I, LLC and the Company.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(1)

Seventh Omnibus Amendment, dated as of January 31,

2011, to the Sale and Servicing Agreement dated as of

November 19, 2008, by and among U.S. Bank National

Association, Citibank, N.A., Charta, LLC, NewStar

Warehouse Funding 2005 LLC, the Company, and Lyons

Financial Services.

Filed herewith.

10(b)(2)

Eighth Omnibus Amendment, dated as of February 7, 2011,

to the Sale and Servicing Agreement dated as of November

19, 2008, by and among U.S. Bank National Association,

Citibank, N.A., Charta, LLC, NewStar Warehouse Funding

2005 LLC, the Company, and Lyons Financial Services.

Filed herewith.

Exhibit Number	Description	Method of Filing

10(b)(3)

Omnibus Amendment, dated as of February 14, 2011, to

the Sale and Servicing Agreement dated as of November

19, 2008, by and among U.S. Bank National Association,

Citibank, N.A., Charta, LLC, NewStar Warehouse Funding

2005 LLC, and the Company.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

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

NEWSTAR FINANCIAL, INC.

Date: May 4, 2011	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Note Purchase Agreement, dated as of January 25, 2011, by and among the Company, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(a)(2)	Purchase and Sale Agreement, dated as of January 25, 2011, between NewStar Equipment Finance I, LLC and the Company.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(1)

Seventh Omnibus Amendment, dated as of January 31,

2011, to the Sale and Servicing Agreement dated as of

November 19, 2008, by and among U.S. Bank National

Association, Citibank, N.A., Charta, LLC, NewStar

Warehouse Funding 2005 LLC, the Company, and Lyons

Financial Services.

Filed herewith.

10(b)(2)

Eighth Omnibus Amendment, dated as of February 7,

2011, to the Sale and Servicing Agreement dated as of

November 19, 2008, by and among U.S. Bank National

Association, Citibank, N.A., Charta, LLC, NewStar

Warehouse Funding 2005 LLC, the Company, and Lyons

Financial Services.

Filed herewith.

10(b)(3)

Omnibus Amendment, dated as of February 14, 2011, to

the Sale and Servicing Agreement dated as of November

19, 2008, by and among U.S. Bank National Association,

Citibank, N.A., Charta, LLC, NewStar Warehouse Funding

2005 LLC, and the Company.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.