Form 10-Q
period 2011-06-30
NewStar Financial, Inc.
filed 2011-08-03
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 50,188,816 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$49,380	$54,365
Restricted cash	109,942	178,364
Investments in debt securities, available-for-sale	17,117	4,014
Loans held-for-sale, net	11,565	41,386
Loans and leases, net	1,646,070	1,590,331
Deferred financing costs, net	13,287	15,504
Interest receivable	7,819	6,797
Property and equipment, net	927	879
Deferred income taxes, net	48,502	48,093
Income tax receivable	1,718	5,435
Other assets	22,525	29,798

Total assets	$1,928,852	$1,974,966

Liabilities:
Credit facilities	$78,701	$108,502
Term debt	1,180,142	1,278,868
Repurchase agreements	68,000	0
Accrued interest payable	2,169	4,014
Accounts payable	774	242
Other liabilities	37,773	29,161

Total liabilities	1,367,559	1,420,787

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2011 and 2010;
Shares outstanding 50,362,664 in 2011 and 50,562,826 in 2010	504	506
Additional paid-in capital	631,770	626,177
Accumulated deficit	(54,479)	(58,851)
Common stock held in treasury, at cost $0.01 par value; 2,147,933 in 2011 and 1,864,263 in 2010	(15,868)	(13,115)
Accumulated other comprehensive loss, net	(634)	(538)

Total stockholders’ equity	561,293	554,179

Total liabilities and stockholders’ equity	$1,928,852	$1,974,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$28,315	$28,218	$55,303	$57,321
Interest expense	8,357	9,160	16,899	22,209

Net interest income	19,958	19,058	38,404	35,112
Provision for credit losses	2,337	5,542	8,590	32,589

Net interest income after provision for credit losses	17,621	13,516	29,814	2,523

Non-interest income:
Fee income	359	343	934	724
Asset management income – related party	626	681	1,254	1,332
Gain on derivatives	29	125	25	143
Gain (loss) on sale of loans	108	(113)	108	(113)
Other income (loss)	(1,872)	3,727	(3,552)	7,248

Total non-interest income (loss)	(750)	4,763	(1,231)	9,334

Operating expenses:
Compensation and benefits	7,070	6,182	14,615	12,566
Occupancy and equipment	497	450	1,021	1,094
General and administrative expenses	3,251	2,911	5,331	5,676

Total operating expenses	10,818	9,543	20,967	19,336

Income (loss) before income taxes	6,053	8,736	7,616	(7,479)
Income tax expense (benefit)	2,607	3,310	3,244	(3,063)

Net income (loss) before noncontrolling interest	3,446	5,426	4,372	(4,416)
Net income attributable to noncontrolling interest	0	(98)	0	(187)

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$3,446	$5,328	$4,372	$(4,603)

Basic income (loss) per share	$0.07	$0.11	$0.09	$(0.09)
Diluted income (loss) per share	0.06	0.10	0.08	(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2011	$506	$626,177	$(58,851)	$(13,115)	$(538)	$554,179	$0
Net income	0	0	4,372	0	0	4,372	0
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $274	0	0	0	0	(405)	(405)	0
Net unrealized derivatives gains, net of tax benefit of $159	0	0	0	0	309	309	0

Total comprehensive income						4,276
Net shares reacquired from employee transactions	(1)	180	0	(988)	0	(809)	0
Tax benefit from vesting of restricted common stock awards	0	796	0	0	0	796	0
Repurchase of common stock	(1)	1	0	(1,765)	0	(1,765)	0
Amortization of restricted common stock awards	0	3,242	0	0	0	3,242	0
Amortization of stock option awards	0	1,374	0	0	0	1,374	0

Balance at June 30, 2011	$504	$631,770	$(54,479)	$(15,868)	$(634)	$561,293	$0

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2010	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net income (loss)	0	0	(4,603)	0	0	(4,603)	187
Other comprehensive income:
Net unrealized securities losses, net of tax expense of $31	0	0	0	0	(47)	(47)	0
Net unrealized derivatives gains, net of tax expense of $119	0	0	0	0	223	223	0

Total comprehensive income						(4,427)
Distributions from noncontrolling interest	0	0	0	0	0	0	(4,245)
Issuance of restricted stock	20	(20)	0	0	0	0	0
Shares reacquired from employee transactions	(1)	0	0	(546)	0	(547)	0
Tax benefit from vesting of restricted common stock awards	0	351	0	0	0	351	0
Repurchase of common stock	(3)	3	0	(1,854)	0	(1,854)	0
Amortization of restricted common stock awards	0	2,359	0	0	0	2,359	0
Amortization of stock option awards	0	1,546	0	0	0	1,546	0

Balance at June 30, 2010	$516	$621,001	$(73,686)	$(3,731)	$(610)	$543,490	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$4,372	$(4,603)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	8,590	32,589
Depreciation and amortization and accretion	(4,805)	(4,445)
Amortization of debt issuance costs	4,132	8,041
Equity compensation expense	4,616	4,256
Gain on repurchase of debt	(1,550)	(6,733)
Losses from equity method investments	0	0
(Gains) losses on sale of loans	(108)	113
Loss on other real estate owned	600	0
Net change in deferred income taxes	(311)	1,694
Originations of loans held-for-sale	(11,565)	(29,081)
Proceeds from sale of loans held-for-sale	41,386	34,193
Net change in interest receivable	(1,022)	320
Net change in other assets	12,110	(8,469)
Net change in accrued interest payable	(1,845)	3,405
Net change in accounts payable and other liabilities	7,802	1,366

Net cash provided by operating activities	62,402	32,646

Cash flows from investing activities:
Net change in restricted cash	68,422	(9,764)
Net change in loans	(58,594)	150,900
Proceeds from the sale of other real estate owned	0	5,331
Purchase of debt securities available-for-sale	(14,065)	0
Proceeds from repayments of debt securities available-for-sale	286	140
Acquisition of property and equipment	(281)	(31)

Net cash (used in) provided by investing activities	(4,232)	146,576

Cash flows from financing activities:
Proceeds from exercise of stock options	180	0
Tax benefit from vesting of restricted stock	796	0
Borrowings on credit facilities	167,654	37,515
Repayment of borrowings on credit facilities	(197,455)	(70,080)
Issuance of term debt	0	187,304
Borrowings on term debt	96,476	1,500
Repayment of borrowings on term debt	(194,138)	(323,969)
Borrowings on repurchase agreements	68,000	0
Payment of deferred financing costs	(1,915)	(8,970)
Purchase of treasury stock	(2,753)	(2,400)

Net cash used in financing activities	(63,155)	(179,100)

Net increase (decrease) in cash during the period	(4,985)	122
Cash and cash equivalents at beginning of period	54,365	39,848

Cash and cash equivalents at end of period	$49,380	$39,970

Supplemental cash flows information:
Interest paid	$18,744	$18,804
Taxes paid	2,500	0
Decrease (increase) in fair value of investments in debt securities	679	78

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. The Company principally focuses on the direct origination of loans and leases that meet its risk and return parameters. The Company’s direct origination efforts target mid-sized companies, private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms. We also participate in larger loans as a member of a syndicate.

The Company operates as a single segment and derives its revenues from four national specialized lending groups:

•

Leveraged Finance, which originates, structures and underwrites senior cash flow loans and, to a lesser extent, second lien, subordinated debt, and equity or other equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

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

•

Equipment Finance, which originates, structures and underwrites leases and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

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

Noncontrolling Interest

During 2009, the Company along with a wholly-owned subsidiary of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) created a limited liability company as part of the resolution of a troubled commercial real estate loan. The limited liability company was formed to take control of the underlying commercial real estate property which was its sole asset. The Company maintained a majority and controlling interest in the limited liability company which was classified as other real estate owned (“OREO”). On May 11, 2010, the limited liability company sold the commercial real estate property.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Topic 820 that require new disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures regarding the activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other requirements of ASU 2010-06 are effective in interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures as incorporated into Note 12.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact of the adoption of ASU 2011-03 will have on its results from operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of ASU 2011-02 will have on its results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-05 will not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

Note 3. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd., a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At June 30, 2011 loans held-for-sale consisted of leveraged finance loans to four borrowers which are intended to be sold to the NewStar Credit Opportunities Fund, Ltd. at an agreed upon price. Subsequent to June 30, 2011, the Company sold loans with an aggregate outstanding balance of $3.0 million to the NewStar Credit Opportunities Fund, Ltd. as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2011 and December 31, 2010, loans held-for-sale consisted of the following:

	June 30, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$11,779	$42,228

Gross loans	11,779	42,228
Deferred loan fees, net	(214)	(842)

Total loans, net	$11,565	$41,386

The Company sold loans with an aggregate outstanding balance of $28.3 million for a gain of $0.1 million to entities other than the NCOF during the six months ended June 30, 2011. The Company sold two loans for a loss of $0.1 million to entities other than the NCOF during the six months ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, the Company’s loans and leases consisted of the following:

	June 30, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$1,378,235	$1,348,238
Real Estate	271,818	282,610
Business Credit	98,757	67,390

Gross loans	1,748,810	1,698,238
Deferred loan fees, net	(25,085)	(23,405)
Allowance for loan losses	(77,655)	(84,502)

Total loans, net	$1,646,070	$1,590,331

The Company grants commercial loans, commercial real estate loans, and leases to customers throughout the United States. Although the Company has a diversified loan and lease portfolio, certain events have occurred, including, but not limited to, adverse economic conditions and adverse events affecting specific clients, industries or markets, that may adversely affect the ability of borrowers to make timely scheduled principal and interest payments on their loans and leases.

On November 1, 2010, the Company acquired Core Business Credit, LLC, an asset-based lender located in Dallas, Texas with the fair value of outstanding loans totaling $73.4 million as of October 31, 2010, and its wholly-owned subsidiaries (collectively “Business Credit”) and recognized a gain of $5.6 million in connection with the acquisition. On April 1, 2011, Core Business Credit, LLC changed its name to NewStar Business Credit, LLC. The following table sets forth the activity of the accretable purchase discount related to the acquisition of Business Credit:

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Balance, beginning of year	$84	$—
Additions due to acquisitions	—	—
Accretion	(16)	—
Reduction due to payments or sale	—	—

Balance, end of period	$68	$—

The Company also recorded a $1.7 million non-accretable discount resulting from the fair value of certain loans acquired from Business Credit, of which $0.5 was recognized in interest income during the six months ended June 30, 2011 as a result of loan repayments.

As of June 30, 2011, the Company had impaired loans with an aggregate outstanding balance of $352.4 million. Impaired loans with an aggregate outstanding balance of $234.1 million have been restructured and classified as troubled debt restructurings (“TDR”). In connection with troubled debt restructurings during the three months ended June 30, 2011, the Company received $4.6 million of equity in certain of its borrowers in exchange for debt. As of June 30, 2011, the aggregate equity received in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $8.7 million. Impaired loans with an aggregate outstanding balance of $109.0 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the six months ended June 30, 2011, previously identified non-accrual loans with an aggregate balance of $35.6 million at December 31, 2010 were taken off non-accrual status, and loans with an aggregate balance of $20.4 million were placed on non-accrual status. During the three and six months ended June 30, 2011, the Company recorded $6.0 million and $12.1 million of specific provisions for impaired loans. At June 30, 2011, the Company had a $56.6 million specific allowance for impaired loans with an aggregate outstanding balance of $221.5 million. At June 30, 2011, additional funding commitments for impaired loans totaled $40.1 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2011, $86.3 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $56.6 million specific allowance for impaired loans was $26.6 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses

June 30, 2011			($ in thousands)
Leveraged Finance	$254,112	$308,410	$158,138	$95,974
Real Estate	93,339	110,319	63,360	29,979
Business Credit	4,979	6,147	—	4,979

Total	$352,430	$424,876	$221,498	$130,932

December 31, 2010
Leveraged Finance	$262,394	$336,054	$168,279	$94,115
Real Estate	87,448	93,829	70,231	17,217
Business Credit	6,732	8,250	—	6,732

Total	$356,574	$438,133	$238,510	$118,064

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
June 30, 2011	Investment	Allowance	Investment	Allowance	Investment		Allowance
	($ in thousands)
Collectively evaluated (1)	$1,124,123	$16,635	$178,479	$4,275	$93,778		$150
Individually evaluated (2)	254,112	45,305	93,339	11,297	4,979		—

Total	$1,378,235	$61,940	$271,818	$15,572	$98,757		$150

	Leveraged Finance		Real Estate		Business Credit
December 31, 2010	Investment	Allowance	Investment	Allowance	Investment		Allowance
	($ in thousands)
Collectively evaluated (1)	$1,085,844	$17,562	$195,162	$6,869	$60,658	(3)	$—
Individually evaluated (2)	262,394	41,350	87,448	19,000	6,732	(3)	—

Total	$1,348,238	$58,912	$282,610	$25,869	$67,390		$—

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans and leases had a weighted average risk rating of 5.4 and 5.5 based on the Company’s internally developed 12 point scale at June 30, 2011 and December 31, 2010, respectively.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the Business Credit acquisition portfolio of loans which the Company recorded at fair value on the date of acquisition.

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
June 30, 2011	($ in thousands)
Leveraged Finance	$11,626	$61,423	$73,049	$1,316,965	$1,390,014	$—
Real Estate	—	8,263	8,263	263,555	271,818	—
Business Credit	4,978	—	4,978	93,779	98,757	—

Total	$16,604	$69,686	$86,290	$1,674,299	$1,760,589	$—

December 31, 2010
Leveraged Finance	$17,224	$70,061	$87,285	$1,309,649	$1,396,934	$—
Real Estate	—	27,196	27,196	255,414	282,610	8,438
Business Credit	—	—	—	67,390	67,390	—

Total	$17,224	$97,257	$114,481	$1,632,453	$1,746,934	$8,438

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$60,963	$24,711	$38	$85,712
Provision for credit losses—general	(1,151)	(2,601)	112	(3,640)
Provision for credit losses—specific	2,520	3,457	—	5,977
Loans charged off, net of recoveries	—	(10,009)	—	(10,009)

Balance, end of period	$62,332	$15,558	$150	$78,040

Balance, end of period—specific	$45,305	$11,297	$—	$56,602

Balance, end of period—general	$17,027	$4,261	$150	$21,438

Average balance of impaired loans	$257,202	$103,561	$6,680	$367,443
Interest recognized from impaired loans	$4,116	$893	$38	$5,047

Loans and leases
Loans individually evaluated with specific allowance	$158,138	$63,360	$—	$221,498
Loans individually evaluated with no specific allowance	95,974	29,979	—	125,953
Loans acquired with deteriorating credit quality	—	—	4,979	4,979
Loans and leases collectively evaluated without specific allowance	1,124,123	178,479	93,778	1,396,380

Total loans and leases	$1,378,235	$271,818	$98,757	$1,748,810

	Six Months Ended June 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$58,912	$25,869	$—	$84,781
Provision for credit losses—general	(534)	(3,082)	150	(3,466)
Provision for credit losses—specific	9,276	2,780	—	12,056
Loans charged off, net of recoveries	(5,322)	(10,009)	—	(15,331)

Balance, end of period	$62,332	$15,558	$150	$78,040

Average balance of impaired loans	$304,247	$107,882	$7,408	$419,536
Interest recognized from impaired loans	$7,681	$1,764	$189	$9,634

During the six months ended June 30, 2011, the Company recorded a total provision for credit losses of $8.6 million. The Company reduced its allowance for credit losses to $78.0 million as of June 30, 2011 from $84.8 million at December 31, 2010. This reduction in allowance for credit losses resulted primarily from a decrease in the specific allowance for impaired loans, and charge offs of impaired loans with a specific allowance during the six months ended June 30, 2011. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” increased to 21% as of June 30, 2011 as compared to 20% as of June 30, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

Included in the allowance for credit losses at June 30, 2011 and December 31, 2010 is an allowance for unfunded commitments of $0.4 million and $0.3 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of June 30, 2011 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

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

During 2009, in connection with the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2010, the Company sold one of these commercial real estate properties. At June 30, 2011, the remaining asset had a carrying amount of $2.8 million and was classified as other real estate owned (“OREO”) and included in “Other assets” in the Company’s balance sheet.

Note 4. Restricted Cash

Restricted cash as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)
Collections on loans pledged to credit facilities	$36,488	$32,356
Principal and interest collections on loans held in trust and prefunding amounts	63,039	132,969
Customer escrow accounts	10,415	13,039

Total	$109,942	$178,364

Note 5. Investments in Debt Securities, Available-for-Sale

During the three months ended June 30, 2011, the Company purchased four debt securities for $14.1 million.

Amortized cost of investments in debt securities as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)
Investments in debt securities - gross	$21,184	$6,468
Unamortized discount	(3,232)	(2,298)

Investments in debt securities - amortized cost	$17,952	$4,170

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2011 and December 31, 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2011:
Other debt obligation(1)	$17,952	$—	$(835)	$17,117

	$17,952	$—	$(835)	$17,117

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2010:
Other debt obligation(1)	$4,170	$—	$(156)	$4,014

	$4,170	$—	$(156)	$4,014

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the six months ended June 30, 2011 and 2010.

The Company did not record any net Other Than Temporary Impairment charges during the six months ended June 30, 2011 and 2010.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	4	1	5
Fair value	$13,312	$3,805	$17,117
Amortized cost	14,066	3,886	17,952

Unrealized loss	$754	$81	$835

	December 31, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,014	$4,014
Amortized cost	—	4,170	4,170

Unrealized loss	$—	$156	$156

As a result of the Company’s evaluation of the security, management concluded that the unrealized losses at June 30, 2011 and December 31, 2010 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2011, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2011 and December 31, 2010 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	June 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years	17,952	17,117	4,170	4,014

Total	$17,952	$17,117	$4,170	$4,014

Note 6. Derivative Financial Instrument Hedging Activities

During 2010, the Company entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. At June 30, 2011, the lone remaining outstanding interest rate swap agreement had a notional value of $3.5 million and had a scheduled maturity of October 20, 2013. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2011 and 2010, the Company recorded hedge ineffectiveness of $1,998 and $(38,629), respectively, which is included in gain (loss) on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at June 30, 2011 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.4 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of June 30, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$326
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$1,302	Other liabilities	$1,249

The gains and losses on the Company’s derivative instruments during the three months ended June 30, 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$47	Gain (loss) on derivatives	$(99)	Gain (loss) on derivatives	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$9	Gain (loss) on derivatives

The gains and losses on the Company’s derivative instruments during the six months ended June 30, 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$48	Gain (loss) on derivatives	$(198)	Gain (loss) on derivatives	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$8	Gain (loss) on derivatives

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.6 million. The Company did not have any minimum collateral posting thresholds with any of its derivative counterparties at June 30, 2011.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wachovia Capital Markets, LLC or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of June 30, 2011, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at June 30, 2011, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $1.5 million in the aggregate.

Note 7. Borrowings

Credit Facilities

As of June 30, 2011 the Company had three credit facilities: (i) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”) and (iii) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets. On July 15, 2011, the Company entered into an amendment with NATIXIS which extended the revolving period under the credit facility to August 23, 2012. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to remain within prescribed facility portfolio charge-off levels. At June 30, 2011, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.69% at June 30, 2011. As of June 30, 2011, unamortized deferred financing fees were $0.04 million and the outstanding balance was $15.7 million.

As part of the Company’s acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, it became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $63.0 million as of June 30, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made to satisfy the minimum requirement. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. As of June 30, 2011, the Company had not drawn any amounts from this credit facility.

On July 12, 2011, the Company entered into an amendment with Wells Fargo to its term debt facility with Wachovia Capital Markets, LLC. The amendment increased the amount of the facility to $125.0 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period. The facility accrues interest at a variable rate per annum.

The Company had a $75.0 million credit facility agreement with Citicorp North America, Inc. (“Citicorp”) scheduled to mature on June 15, 2011. On June 7, 2011, the Company fully repaid the outstanding balance of this facility with the proceeds received from its financing arrangement with Macquarie Bank Limited (see Note 8) and the credit facility was terminated.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp. The credit facility consists of a $50.0 million revolving note and a $50.0 million term note, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount of both notes is less than 50% of the $100.0 million commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of June 30, 2011, the Company had not drawn any amounts from the revolving note. As of June 30, 2011, unamortized deferred financing fees were $3.2 million.

The term note may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) in the case of any such prepayment made during the period commencing on August 31, 2012 and ending on August 30, 2013, 2.00% and (ii) in the case of any such prepayment made at any time after August 30, 2013, 1%. As of June 30, 2011, the term note had an outstanding balance of $50.0 million.

Term Debt Facilities

As of June 30, 2011, the Company had one term debt facility, a $14.5 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

In connection with the Wachovia credit facility, the Company formed a wholly owned subsidiary, NewStar CP Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, and failure to meet tangible net worth covenants and overcollateralization tests. At June 30, 2011, NewStar was in compliance with all such covenants. This credit facility was amended on July 12, 2011. Interest on this facility accrued at a variable rate per annum, which was 3.94% at June 30, 2011. As of June 30, 2011, unamortized deferred financing fees were $0.9 million and the outstanding balance was $13.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At June 30, 2011, the $176.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $207.8 million. At June 30, 2011, deferred financing fees were $0.2 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the six months ended June 30, 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2010, Fitch affirmed its ratings of the Class A-1 notes, the Class A-2 notes and the Class B notes, and downgraded the Class C notes, the Class D notes and the Class E notes. The downgrades during 2010 did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated April 13, 2011 identified $49.1 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the April 13, 2011 report, the cumulative amount redirected was $13.8 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance June 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$60,686	Libor + 0.28%	July 25, 2018	AA+/Aa2/AAA
Class A-2	80,477	30,979	Libor + 0.30%	July 25, 2018	AA+/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/Ba1/BB
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	CCC-/B1/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa2/CC

	$343,352	$176,223

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At June 30, 2011, the $409.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $454.9 million. At June 30, 2011, deferred financing fees were $2.2 million. The 2006 CLO Trust permits reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During the six months ended June 30, 2011, the Company repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated June 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During the six months ended June 30, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the June 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance June 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$298,881	Libor +0.27%	March 30, 2022	AA+/Aa2/AAA
Class A-2	40,000	40,000	Libor +0.28%	March 30, 2022	AA+/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	35,000	Libor +0.68%	March 30, 2022	BBB+/Ba1/A
Class D	25,000	8,250	Libor +1.35%	March 30, 2022	CCC+/B1/BBB
Class E	13,750	6,500	Libor +1.75%	March 30, 2022	CCC-/B2/BB

	$456,250	$411,131

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007 CLO Trust’s trust certificates. At June 30, 2011, the $477.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $531.5 million. At June 30, 2011, deferred financing fees were $3.4 million. The 2007 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, the Company repurchased $5.0 million of the 2007 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 7, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. On April 19, 2011, Standard and Poor’s upgraded the Class D notes.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2007 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have future defaults in the 2007 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. During 2010, the Company elected to purchase $38.8 million of defaulted collateral from the 2007 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected.

	Notes originally issued	Outstanding balance June 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007 CLO Trust
Class A-1	$336,500	$318,258	Libor +0.24%	September 30, 2022	AA+/Aa2/AAA
Class A-2	100,000	55,767	Libor +0.26%	September 30, 2022	AA+/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	BBB+/Baa3/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba2/BBB+

	$546,000	$477,525

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D note to the ratings shown above (source: Bloomberg Finance L.P.).

On January 7, 2010, the Company completed a term debt securitization. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009 CLO Trust at close. The Company had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2009 CLO Trust issued $190.5 million of notes to institutional investors. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At June 30, 2011, the $52.3 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $140.2 million. At June 30, 2011, deferred financing fees were $1.6 million and the unamortized discount was $2.0 million. The 2009 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. On April 1, 2011, Moody’s upgraded the Class B notes.

The 2009 CLO Trust is callable without penalty on the distribution date in July 2011 and on each distribution date thereafter. On August 1, 2011, the Company called the 2009 CLO Trust in accordance with its terms without penalty.

	Notes originally issued	Outstanding balance June 30, 2011	Interest rate	Original maturity	Ratings (Moody’s) (1)
	($ in thousands)
2009 CLO Trust
Class A	$148,500	$12,234	Libor +3.75%	July 30, 2018	Aaa
Class B	42,000	40,028	Libor +5.00%(2)	July 30, 2018	Aaa

	$190,500	$52,262

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time. On April 1, 2011, Moody’s upgraded the Class B notes to the rating shown above.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

Note 8. Repurchase Agreement

Loans sold under agreements to repurchase	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	($ in thousands)
Outstanding at end of period	$68,000	$—
Maximum outstanding at any month end	68,000	—
Average balance for the period	9,017	—
Weighted average rate at end of period	5.20%	N/A

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of June 30, 2011. As of June 30, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $68.0 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

The proceeds of the Macquarie transaction were used to fully repay the Company’s credit facility with Citicorp and refinance all of the commercial mortgage loans previously funded by its warehouse line with Wachovia. The transaction generated net proceeds for the Company after retirement of debt and transaction costs of $20.0 million. The Company did not record any gains or losses. The commercial mortgage loans and related repurchase obligations are consolidated and reflected in the Company’s financial statements.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2011 and December 31, 2010, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2011		December 31, 2010
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	50,363	145,000	50,563

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2011, all of the shares remained undesignated.

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

On May 4, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on April 28, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2011, the Company had repurchased 186,827 shares of its common stock under the program at a weighted average price per share of $9.42.

Restricted Stock

During the six months ended June 30, 2011, the Company issued 42,500 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 34,615 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock granted to directors will vest in full on the one-year anniversary of the grant date.

Restricted stock activity for the six months ended June 30, 2011 was as follows:

	Shares	Weighted average grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2010	3,647,141	$25,397
Granted	77,115	784
Vested	(318,965)	(585)
Forfeited	(18,439)	(121)

Non-vested as of June 30, 2011	3,386,852	$25,475

The Company’s compensation expense related to restricted stock was $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2011 and $1.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2010. The unrecognized compensation cost of $10.6 million at June 30, 2011 is expected to be recognized over the next three years.

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

During the six months ended June 30, 2011, stock options exercisable for an aggregate 52,500 shares of common stock were issued to certain employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan, as amended and stock options exercisable for an aggregate of 55,000 shares were issued to certain members of its Board of Directors. The stock options have an exercise price equal to the closing price of the Company’s common stock on the date of issuance. The options granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant and have a seven-year life. The options granted to directors vest in full on the one-year anniversary of the date of grant and have a seven–year life.

Stock option activity for the six months ended June 30, 2011 was as follows:

Options
Outstanding as of January 1, 2011	5,959,736
Granted	107,500
Exercised	(24,832)
Forfeited	(32,500)

Outstanding as of June 30, 2011	6,009,904

Vested as of June 30, 2011	4,126,718

Exercisable as of June 30, 2011	4,126,718

For the six months ended June 30, 2011, the weighted average grant date fair value of options granted was $5.18 per share. As of June 30, 2011, the total unrecognized compensation cost related to nonvested options granted was $2.1 million. This cost is expected to be recognized over a weighted average period of one year. The Company’s compensation expense related to its stock options was $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2011, and $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2010.

Note 10. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Numerator:
Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$3,446	$5,328	$4,372	$(4,603)

Denominator:
Denominator for basic income (loss) per common share	48,507	49,822	48,526	49,880

Denominator:
Denominator for diluted income (loss) per common share	48,507	49,822	48,526	49,880
Potentially dilutive securities - options	2,751	967	2,767	––
Potentially dilutive securities – restricted stock	2,000	935	2,000	––
Potentially dilutive securities - warrants	—	—	––	––

Total weighted average diluted shares	53,258	51,724	53,293	49,880

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 due to the fact that the results would be anti-dilutive.

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

At June 30, 2011, we had $259.0 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $208.3 million and unfunded commitments related to delayed draw term loans were $42.9 million. $7.8 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $208.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2011, we categorized $133.5 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2011, we had $74.8 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2011, revolver usage averaged approximately 43%, which is slightly lower than the average of 38% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three and six months ended June 30, 2011, revolving commitments increased $29.5 million and $9.7 million, respectively.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and six months ended June 30, 2011, delayed draw credit facility commitments increased $10.7 million and $18.2 million, respectively.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)
Unused lines of credit	$259,029	$270,793
Standby letters of credit	8,710	8,737
Interest rate mitigation products (notional)	60,182	125,450

Note 12. Fair Value

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$17,117	$17,117
Derivatives—interest rate contracts (assets)	—	1,302	—	1,302

Total assets recorded at fair value on a recurring basis	$—	$1,302	$17,117	$18,419

Derivatives—interest rate contracts (liabilities)	$—	$1,575	$—	$1,575

Nonrecurring Basis:
Loans, net	$—	$—	$82,993	$82,993
Loans held-for-sale, net	11,565	—	—	11,565
Other real estate owned	—	—	2,800	2,800

Total assets recorded at fair value on a nonrecurring basis	$11,565	$—	$85,793	$97,358

At June 30, 2011, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the six months ended June 30, 2011, the Company recorded a $2.8 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At June 30, 2011, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

At June 30, 2011, “Other real estate owned” consisted of one commercial real estate property.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and six months ended June 30, 2011 and 2010 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of levels 1, 2 or 3 during the three or six months ended June 30, 2011 or 2010.

For the three months ended June 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2011	$4,049
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(789)
Purchases, issuances or settlements	13,857

Balance as of June 30, 2011	$17,117

For the three months ended June 30, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of March 31, 2010	$4,051	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	19	—
Purchases, issuances or settlements	(48)	—

Balance as of June 30, 2010	$4,022	$—

For the six months ended June 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,051
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(679)
Purchases, issuances or settlements	13,745

Balance as of June 30, 2011	$17,117

For the six months ended June 30, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2009	$4,183	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	(78)	—
Purchases, issuances or settlements	(83)	—

Balance as of June 30, 2010	$4,022	$—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$49,380	$49,380	$54,365	$54,365
Restricted cash	109,942	109,942	178,364	178,364
Loans held-for-sale	11,565	11,565	41,386	41,386
Loans and leases, net	1,646,070	1,606,448	1,590,331	1,554,509
Investments in debt securities available-for-sale	17,117	17,117	4,014	4,014
Derivative instruments	1,302	1,302	863	863
Other assets	8,015	8,015	7,546	7,546
Financial liabilities:
Credit facilities	$78,701	$78,701	$108,502	$108,502
Term debt	1,180,142	1,255,158	1,278,868	1,148,083
Repurchase agreements	68,000	68,000	—	—
Derivatives instruments	1,575	1,575	1,174	1,174

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and six months ended June 30, 2011 was $0.2 million and $0.3 million, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2011, the Fund’s asset management fees were $0.6 million and $1.3 million, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2010, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At June 30, 2011, the loan balance outstanding and amount of committed funds were $7.2 million and $9.2 million, respectively.

During the six months ended June 30, 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At June 30, 2011, the loan balance outstanding and amount of committed funds were $5.4 million and $5.6 million, respectively.

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

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We principally focus on the direct origination of loans and leases that meet our risk and return parameters. Our direct origination efforts target mid-sized companies, private equity sponsors, corporate executives, regional banks, real estate investors and a variety of other financial intermediaries to source transaction opportunities. Direct origination provides direct access to customers’ management, enhances due diligence, and allows significant input into customers’ capital structure and direct negotiation of transaction pricing and terms. We also participate in larger loans as a member of a syndicate.

We operate as a single segment and derive revenues from four national specialized lending groups:

•

Leveraged Finance, which originates, structures and underwrites senior cash flow loans and, to a lesser extent, second lien, subordinated debt, and equity or equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

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

•

Equipment Finance, which originates, structures and underwrites operating leases, capital leases, and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Market Conditions

Conditions in the capital markets remained generally supportive, but somewhat mixed, in the second quarter of 2011 as weakening economic conditions, headline risks and increasing uncertainty in the overall business environment weighed negatively on consumer sentiment and investor confidence. Weak retail sales and housing markets, high energy prices, disappointing job market conditions, renewed European sovereign debt issues, and the uncertainty of a political compromise on the US debt ceiling all contributed to concerns about the direction and sustainability of the economic recovery. As a result, market conditions were more volatile in the second quarter.

Conditions in the US corporate bond and syndicated loan markets weakened somewhat as volatility in the non-investment grade bond market led to a relatively weak return performance for investors. As a result, new bond issuance was down substantially from the first quarter, but remained within historical standards. New loan volumes were less impacted by the volatility as funds continued to flow into the market to support new issuance. The composition of new issuance in the credit markets continued to be dominated by refinancing transactions, but acquisition and other investment activities increased modestly as a percentage.

The larger more liquid segments of the securitization markets continued to be supportive of new issuance for securities backed by mortgages, credit cards and auto loans. As liquidity has returned to those asset classes and market conditions have normalized, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of funding for companies like NewStar.

Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, were not immune to the market volatility but continued to improve in the second quarter of 2011. CLO bonds traded in the secondary market maintained value and are currently trading at levels and implied yields that support increasing levels of new issuance. New CLO issuance in the US exceeded $6 billion in the first half of the year, and pricing for new AAA-rated CLO bonds tightened to Libor plus 1.20%, the lowest level since the credit crisis began in 2008. The forward calendar of new issuance also continues to build. The pace of recovery in this market has been accelerating, and we expect the favorable trends to continue as spreads tighten across other types of asset-backed securities and investors continue to emphasize a preference for higher yielding, floating rate asset classes.

In the second quarter, we completed a new financing to fund a portfolio of legacy commercial mortgage loans, and in July we amended one of our existing credit facilities to increase its size and extend its effective maturity to provide new warehouse financing capacity for new loan origination on more favorable terms. We believe that our ability to add and amend these credit facilities reflects an overall improvement in the market conditions for funding. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and multiple other financing options due to the improvement in our financial performance and market capitalization.

We continue to believe that a significant lasting impact of the credit crisis will be a reduction in the number and capacity of lenders in the markets in which we compete. As a result, we anticipate that conditions in our lending markets will remain favorable for an extended period. In the first quarter of 2011, credit spreads came under pressure as M&A activity slowed and liquidity in the market increased, providing supportive conditions for issuers to refinance higher cost debt and fund dividend recapitalization transactions. These conditions stabilized in March, as lenders adjusted to growing uncertainty driven by geopolitical events and signs of weakening economic conditions, and remained relatively stable through the second quarter at levels that exceeded historical standards.

After increasing our allowance for loan losses through 2009 and 2010 for probable loan losses, our overall credit performance improved through most of 2010 as negative migration slowed and our provision for credit losses decreased significantly. Our credit performance has continued to improve in 2011 as we resolve non-performing assets. Although we expect provisions for credit losses to stabilize in 2011, quarterly improvement may be uneven and non-accrual loans and charge offs are expected to remain elevated as we work to resolve existing impaired loans through 2011.

Although the credit performance of our commercial real estate portfolio was particularly weak amid high unemployment and poor demand for office space, we believe that many commercial real estate markets have begun to stabilize. We have been repaid as agreed on certain loans and successfully resolved foreclosed real estate at values within expected ranges. While we remain cautious about the sector, we believe that the availability of financing has improved and values have begun to stabilize. As a result, our borrowers’ ability and willingness to repay debt has also improved. As the commercial real estate markets began to weaken in early 2008, we discontinued originating new loans and began to reduce our credit exposure to this segment. We have begun to selectively evaluate new real estate lending opportunities as market conditions have improved.

Recent Developments

Liquidity

On August 1, 2011, we called the 2009 CLO Trust, in accordance with its terms without penalty.

On July 15, 2011, we entered into an amendment with NATIXIS Financial Products LLC which extended the revolving period under the credit facility to August 23, 2011.

On July 12, 2011, we entered into an amendment with Wells Fargo to our term debt facility with Wachovia Capital Markets, LLC. The amendment increased the amount of the facility to $125.0 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period.

On June 7, 2011, we entered into a five-year $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of legacy commercial mortgage loans we previously originated.

On June 7, 2011, we fully repaid our credit facility with Citibank, N.A., and the facility was terminated.

Stock Repurchase Program

On May 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market condition and other factors and required use of cash. The repurchase program, which will expire on April 28, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2011, we had repurchased 186,827 shares of our common stock under the program at a weighted average price per share of $9.42.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NewStar’s basic and diluted income per share for the three months ended June 30, 2011 was $0.07 and $0.06, respectively, and $0.9 and $0.8 for the six months ended June 30, 2011, respectively on net income of $3.4 million and $4.4 million, respectively, compared to a basic and diluted income per share for the three months ended June 30, 2010 was $0.11 and $0.10, respectively, on net income of $5.3 million, and a loss per share of $0.09, on a loss of $4.7 million for the six months ended June 30, 2010. Our managed loan portfolio was $2.3 billion at June 30, 2011 compared to $2.2 billion at December 31, 2010. As of June 30, 2011, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $471.3 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.42% and 6.37% for the three and six months ended June 30, 2011 and 5.94% and 5.92% for the three and six months ended June 30, 2010. The increase from 2010 to 2011 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to June 30, 2010. The portfolio yield for accruing loans and leases was 6.89% and 6.87% for the three and six months ended June 30, 2011.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.28% and 4.15% for the three and six months ended June 30, 2011 and 3.75% and 3.38% for the three and six months ended June 30, 2010. The primary factors impacting net interest margin were non-accrual loans, changes in three-month LIBOR, our product mix, debt to equity ratio, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2010 were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 56.32% and 56.40% for the three and six months ended June 30, 2011 and 40.23% and 43.69% for the three and six months ended June 30, 2010. The increase in our efficiency ratio during 2011 as compared to 2010 was primarily due to a decrease in net interest income and non-interest income during 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 4.46% at June 30, 2011 and 4.99% as of December 31, 2010. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, and slowing negative credit migration and improving economic conditions. During the three and six months ended June 30, 2011, we recorded $6.0 million and $12.1 million of specific provision for credit losses on previously identified impaired loans. At June 30, 2011, the specific allowance for credit losses was $56.6 million, and the general allowance for credit losses was $21.4 million. The allowance for credit losses at December 31, 2010 included a specific allowance of $60.4 million and a general allowance of $24.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 4.93% as of June 30, 2011 as compared to 6.74% as of December 31, 2010. We expect the delinquent loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0.50% as of December 31, 2010. We did not have any delinquent accruing loans as of June 30, 2011. We expect the delinquent accruing loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 6.23% as of June 30, 2011 and 7.98% as of December 31, 2010. As of June 30, 2011 and December 31, 2010, the aggregate outstanding balance of non-accrual loans was $109.0 million and $135.6 million, respectively and total outstanding loans and leases held for investment was $1.7 billion at each period end. We expect the non-accrual loan rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned.

The non-performing asset rate was 6.38% as of June 30, 2011 and 8.17% as of December 31, 2010. As of June 30, 2011 and December 31, 2010, the sum of the aggregate outstanding balance of non-performing assets was $111.8 million and $139.0 million, respectively. We expect the non-performing asset rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge off rate was 2.30% and 1.86% for the three and six months ended June 30, 2011 and 4.57% and 5.13% for the three and six months ended June 30, 2010. We expect the net charge off rate (end of period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge off rate was 2.29% and 1.87% for the three and six months ended June 30, 2011 and 4.39% and 4.81% for the three and six months ended June 30, 2010. We expect the net charge off rate (average period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.74% and 0.47% for the three and six months ended June 30, 2011. Return on average assets was 1.05% for the three months ended June 30, 2010. Return on average assets was not meaningful for the six months ended June 30, 2010 as we had a net loss.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.46% and 1.58% for the three and six months ended June 30, 2011. Return on average equity was 3.94% for the three months ended June 30, 2010. Return on average equity was not meaningful for the six months ended June 30, 2010 as we had a net loss.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Net interest income:
Interest income	$28,315	$28,218	$55,303	$57,321
Interest expense	8,357	9,160	16,899	22,209

Net interest income	19,958	19,058	38,404	35,112
Provision for credit losses	2,337	5,542	8,590	32,589

Net interest income after provision for credit losses	17,621	13,516	29,814	2,523

Non-interest income:
Fee income	359	343	934	724
Asset management income	626	681	1,254	1,332
Gain on derivatives	29	125	25	143
Gain (loss) on sale of loans	108	(113)	108	(113)
Other income (loss)	(1,872)	3,727	(3,552)	7,248

Total non-interest income (loss)	(750)	4,763	(1,231)	9,334

Operating expenses:
Compensation and benefits	7,070	6,182	14,615	12,566
Occupancy and equipment	497	450	1,021	1,094
General and administrative expenses	3,251	2,911	5,331	5,676

Total operating expenses	10,818	9,543	20,967	19,336

Income (loss) before income taxes	6,053	8,736	7,616	(7,479)
Income tax expense (benefit)	2,607	3,310	3,244	(3,063)

Net income (loss) before noncontrolling interest	3,446	5,426	4,372	(4,416)
Net income attributable to noncontrolling interest	—	(98)	—	(187)

Net income (loss)	$3,446	$5,328	$4,372	$(4,603)

Comparison of the Three Months Ended June 30, 2011 and 2010

Interest income. Interest income increased $0.1 million, to $28.3 million for the three months ended June 30, 2011 from $28.2 million for the three months ended June 30, 2010. The increase was primarily due to an increase in the yield on average interest earning assets to 6.08% from 5.55% primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to June 30, 2010, partially offset by a decrease in average balance of our interest earning assets to $1.9 billion from $2.0 billion.

Interest expense. Interest expense decreased $0.8 million, to $8.4 million for the three months ended June 30, 2011 from $9.2 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.4 billion as of June 30, 2010 to $1.3 billion as of June 30, 2011.

Net interest margin. Net interest margin increased to 4.28% for the three months ended June 30, 2011 from 3.75% for the three months ended June 30, 2010. The increase in net interest margin was primarily due an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to June 30, 2010, partially offset by non-payment of interest income from non-accrual loans and an increase in our average cost of interest bearing liabilities . The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.44% from 3.03%. At June 30, 2011, 58% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,868,519	$28,315	6.08%	$2,041,022	$28,218	5.55%
Total interest bearing liabilities	1,269,618	8,357	2.64	1,462,981	9,160	2.51

Net interest spread		$19,958	3.44%		$19,058	3.03%

Net interest margin			4.28%			3.75%

Provision for credit losses. The provision for credit losses decreased to $2.3 million for the three months ended June 30, 2011 from $5.5 million for the three months ended June 30, 2010. The decrease in the provision was primarily due to a decrease of $8.3 million of specific provisions, partially offset by a decrease of $5.1 million of reversal of general provisions recorded during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, we recorded specific provisions of $6.0 million compared to $14.2 million recorded during the three months ended June 30, 2010. The decrease in the specific component of the provision for credit losses was primarily due to charge offs since June 30, 2010 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. We charged off $10.0 million and $20.8 million of impaired loans during the three months ended June 30, 2011 and 2010, respectively. The decrease in the reversal of the general component of the provision for credit losses was primarily due to higher loan origination volume during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans and leases, net” increased to 21% as of June 30, 2011 as compared to 20% as of June 30, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to June 30, 2010, the percentage of loans in our loan and lease portfolio being evaluated under our general allowance analysis has decreased.

A general allowance is provided for loans and leases that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

On at least a quarterly basis, loans and leases are internally risk-rated based on individual credit criteria, including loan and lease type, loan and lease structures (including balloon and bullet structures common in the Company’s Leveraged Finance and Real Estate cash flow loans), borrower industry, payment capacity, location and quality of collateral if any (including the Company’s Real Estate loans). Borrowers provide the Company with financial information on either a monthly or quarterly basis. Ratings, corresponding assumed default rates and assumed loss severities are dynamically updated to reflect any changes in borrower condition or profile.

For Leveraged Finance loans, the data set used to construct probabilities of default in its allowance for loan and lease losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms in determining a loan or lease loss in the event of default.

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

Impaired loans at June 30, 2011 and 2010 were in both Real Estate and in Leveraged Finance, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $5.5 million, to a loss of $0.8 million for the three months ended June 30, 2011 from $4.8 million for the three months ended June 30, 2010. The decrease is primarily due to a $3.5 million loss on the value of equity interests in certain impaired borrowers and a $3.3 million decrease in the gain recognized in connection with the repurchase of debt, partially offset by a net gain of $0.7 million on equity method of accounting interests. The equity interest in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter.

As a result of certain of our troubled debt restructurings, we have received an equity interest in several of our impaired borrowers. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’ results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations directly impacts the remaining net book value of these respective loans. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $1.3 million, to $10.8 million for the three months ended June 30, 2011 from $9.5 million for the three months ended June 30, 2010 primarily due to the acquisition of Business Credit in November 2010. Employee compensation and benefits increased 0.9 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants. General and administrative expenses increased $0.3 million due primarily to an increase in loan workout costs.

Income taxes. For the three months ended June 30, 2011 and 2010, we provided for income taxes based on an effective tax rate of 43% and 39%, respectively. Our effective tax rate for the three months ended June 30, 2011 reflects the impact of state tax related discrete items recorded during the quarter. The effective tax rate for the three months ended June 30, 2010 included the impact of a valuation allowance recorded during the quarter.

As of June 30, 2011 and December 31, 2010, we had net deferred tax assets of $48.5 million and $48.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2011. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2011. As of June 30, 2011, our deferred tax asset was primarily comprised of $31.3 million related to our allowance for credit losses and $13.6 million related to equity compensation.

Further, we evaluated our business plans and results during our forecast period of future taxable income (including consideration of liquidity, available sources of funding and capital from existing sources). Our forecast utilized in our June 30, 2011 analysis included a sufficient level of earnings over a reasonable period of time.

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

Comparison of the Six Months Ended June 30, 2011 and 2010

Interest income. Interest income decreased $2.0 million, to $55.3 million for the six months ended June 30, 2011 from $57.3 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in average balance of our interest earning assets to $1.9 billion from $2.1 billion, partially offset by an increase in the yield on average interest earning assets to 5.98% from 5.52% primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to June 30, 2010.

Interest expense. Interest expense decreased $5.3 million, to $16.9 million for the six months ended June 30, 2011 from $22.2 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities, and the decrease in accelerated amortization of certain deferred financing fees. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.4 billion as of June 30, 2010 to $1.3 billion as of June 30, 2011. During the six months ended June 30, 2010, we accelerated the amortization of $3.6 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Net interest margin. Net interest margin increased to 4.15% for the six months ended June 30, 2011 from 3.38% for the six months ended June 30, 2010. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to June 30, 2010, partially offset by non-payment of interest income from non-accrual loans. The decrease in average cost of funds is primarily due to the accelerated amortization of $3.6 million of deferred financing fees during the six months ended June 30, 2010 resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.28% from 2.56%. At June 30, 2011, 58% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,865,547	$55,303	5.98%	$2,094,531	$57,321	5.52%
Total interest bearing liabilities	1,264,959	16,899	2.69	1,514,518	22,209	2.96

Net interest spread		$38,404	3.28%		$35,112	2.56%

Net interest margin			4.15%			3.38%

Provision for credit losses. The provision for credit losses decreased to $8.6 million for the six months ended June 30, 2011 from $32.6 million for the six months ended June 30, 2010. The decrease in the provision was primarily due to a decrease of $24.5 million of specific provisions recorded during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded specific provisions of $12.1 million compared to $36.5 million recorded during the six months ended June 30, 2010. The decrease in the specific component of the provision for credit losses was principally due to charge offs since June 30, 2010 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans and leases, net” increased to 21% as of June 30, 2011 as compared to 20% as of June 30, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to June 30, 2010, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has decreased.

Non-interest income. Non-interest income decreased $10.6 million, to a loss of $1.2 million for the six months ended June 30, 2011 from $9.3 million for the six months ended June 30, 2010. The decrease is primarily due to a $5.4 million loss on the value of equity interests in certain impaired borrowers, a $1.2 million net loss on equity method of accounting interests, and a $5.2 million decrease in the gain recognized in connection with the repurchase of debt. The equity interest in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter.

Operating expenses. Operating expenses increased $1.6 million, to $21.0 million for the six months ended June 30, 2011 from $19.3 million for the six months ended June 30, 2010 primarily due to the acquisition of Business Credit in November 2010. Employee compensation and benefits increased $2.1 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants. General and administrative expenses decreased $0.3 million due primarily to a decrease in professional service costs.

Income taxes. For the six months ended June 30, 2011 and 2010, we provided for income taxes based on an effective tax rate of 43% and 40%, respectively. Our effective tax rate for the six months ended June 30, 2011 reflects the impact of state tax related discrete items recorded during the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2010 included the impact of a valuation allowance recorded during that time period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. Our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio, origination volume, potential acquisitions and other growth initiatives. We may need to raise additional capital through the incurrence of indebtedness or issuance of equity based on various factors, including if the level of non-accrual loans increases faster than expected, recoveries are lower than anticipated, we are unable to fund certain loans with credit facilities, or if our cash flow from operations is lower than expected. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

Conditions in the capital markets continued to demonstrate signs of improvement in the second quarter of 2011 as economic growth in the US stabilized. The larger, more liquid segments of the securitization markets have also substantially recovered, supporting increasing levels of new issuance for securities backed by mortgages, credit cards, equipment and auto loans. As liquidity has returned to those asset classes and market conditions normalized, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of capital for companies like NewStar. Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have continued to improve as loan values have recovered and default rates have declined. The pace of recovery in this market is slow, but has improved and we expect the favorable trends to continue as spreads tighten across other types of asset-backed securities and investors continue to emphasize a preference for higher yielding, floating rate asset classes. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and other financing options due to the improvement in our financial performance.

During the second quarter of 2011, we closed on a five-year master repurchase facility to finance a portion of our commercial real estate portfolio. In 2010, we renewed a warehouse credit facility on more favorable terms and amended a corporate debt facility to increase the size of the commitment and establish better pricing and advance rates among other improved terms. We believe that our ability to access new credit facilities and renew and amend our existing credit facilities reflects an overall improvement in the market conditions for funding and may represent a turning point in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions, we cannot assure you that this will continue, and it is possible that market conditions could become more uncertain or worsen. If they do, we could face materially higher financing costs, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of June 30, 2011 and December 31, 2010, we had $49.4 million and $54.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities. During the second quarter, we fully repaid our credit facility with Citibank, N.A., and we paid down our term credit facility with Wachovia Capital Markets, LLC.

Restricted Cash

Separately, we had $109.9 million and $178.4 million of restricted cash as of June 30, 2011 and December 31, 2010, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2011, we could use $20.6 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2011.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2011, we had impaired loans with an aggregate outstanding balance of $352.4 million. Impaired loans with an aggregate outstanding balance of $234.1 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $109.0 million were on non-accrual status. During the six months ended June 30, 2011, previously identified non-accrual loans with an aggregate balance of $35.6 million at December 31, 2010 were taken off non-accrual status, and loans with an aggregate balance of $20.4 million were placed on non-accrual status. Impaired loans of $86.3 million were greater than 60 days past due and classified as delinquent. During the three and six months ended June 30, 2011, we recorded $6.0 million and $12.1 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $26.6 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of June 30, 2011 and December 31, 2010 was $77.7 million and $84.5 million, or 4.44% and 4.98% of loans and leases, gross, respectively. As of June 30, 2011, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 4.46%.

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

Activity in the allowance for loan and lease losses for the six months ended June 30, 2011 and for the year ended December 31, 2010 was as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	($ in thousands)
Balance as of beginning of period	$84,503	$113,865
General provision for loan and lease losses	(3,573)	(14,371)
Specific provision for loan losses	12,056	47,695
Net charge offs	(15,331)	(62,686)

Balance as of end of period	77,655	84,503
Allowance for losses on unfunded loan commitments	385	278

Allowance for credit losses	$78,040	$84,781

During the six months ended June 30, 2011 we recorded a total provision for credit losses of $8.6 million. The Company reduced its allowance for credit losses three basis points to 4.46% of gross loans and leases at June 30, 2011 from 4.99% at December 31, 2010, resulting from the increase in its specific allowance for loan and lease losses.

Borrowings and Liquidity

As of June 30, 2011 and December 31, 2010, we had outstanding borrowings totaling $1.3 billion and $1.4 billion, respectively. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of June 30, 2011, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$350,000	$78,701	$271,299	2012 – 2015
Term debt (1)	1,277,764	1,180,142	97,622	2012 – 2022
Repurchase agreements	68,000	68,000	—	2016

Total	$1,695,764	$1,326,843	$368,921

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at June 30, 2011, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of June 30, 2011 we had three credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”) and (iii) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $15.7 million and unamortized deferred financing fees of $0.04 million as of June 30, 2011. Interest on this facility accrues at a variable rate per annum, which was 3.69% at June 30, 2011. On July 15, 2011, we entered into an amendment with NATIXIS which extended the revolving period under the credit facility to August 23, 2012.

As part of our acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, we became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $63.0 million as of June 30, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made to satisfy the minimum requirement. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. As of June 30, 2011, we had not drawn any amounts from this credit facility.

On July 12, 2011, we entered into an amendment with Wells Fargo to our term debt facility with Wachovia Capital Markets, LLC (see below). The amendment increased the amount of the facility to $125.0 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period. The facility accrues interest at a variable rate per annum.

We had a $75.0 million credit facility agreement with Citicorp North America, Inc. (“Citicorp”) scheduled to mature on June 15, 2011. On June 7, 2011, we fully repaid the outstanding balance of this facility with the proceeds received from our financing arrangement with Macquarie Bank Limited (see below) and the facility was terminated.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010. The credit facility, as amended, consists of a $50.0 million revolving note and a $50.0 million term note, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount of both notes is less than 50% of the $100.0 million commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of June 30, 2011, we had not drawn any amounts from the revolving note. As of June 30, 2011, unamortized deferred financing fees were $3.2 million.

The term note may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) in the case of any such prepayment made during the period commencing on August 31, 2012 and ending on August 30, 2013, 2.00% and (ii) in the case of any such prepayment made at any time after August 30, 2013, 1%. As of June 30, 2011, the term note had an outstanding principal balance of $50.0 million.

Term Debt Facilities

As of June 30, 2011, we had one term debt facility, a $14.5 million facility with Wachovia Capital Markets, LLC (“Wachovia”).

Interest on the Wachovia facility accrued at a variable rate per annum, which was 3.94% at June 30, 2011. As of June 30, 2011, the outstanding balance was $13.0 million and unamortized deferred financing fees were $0.9 million. The credit facility was amended on July 12, 2011.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At June 30, 2011, the $176.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $207.8 million. At June 30, 2011, deferred financing fees were $0.2 million. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the six months ended June 30, 2011, we repurchased $3.9 million the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2010, Fitch affirmed its ratings of the Class A-1 notes, the Class A-2 notes and the Class B notes, and downgraded the Class C notes, the Class D notes and the Class E notes. The downgrades during 2010 did not have any material consequence as the amortization of the 2005 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated April 13, 2011 identified $49.1 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the April 13, 2011 report, the cumulative amount redirected was $13.8 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$60,686	0.28%	AA+/Aa2/AAA
Class A-2	80,477	30,979	0.30	AA+/Aa2/AAA
Class B	18,750	18,683	0.50	A+/A2/AA
Class C	39,375	39,233	0.85	B+/Ba1/BB
Class D	24,375	18,224	1.50	CCC-/B1/CCC
Class E	24,375	8,418	4.75	CCC-/Caa2/CC

Total notes	343,352	176,223
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$207,761

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have an impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 Trust’s trust certificates. At June 30, 2011, the $409.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $454.9 million. At June 30, 2011, deferred financing fees were $2.2 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During the six months ended June 30, 2011, we repurchased $4.0 million of the 2006 CLO Trust’s Class D notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated June 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During the six months ended June 30, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the June 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$298,881	0.27%	AA+/Aa2/AAA
Class A-2	40,000	40,000	0.28	AA+/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	35,000	0.68	BBB+/Ba1/A
Class D	25,000	8,250	1.35	CCC+/B1/BBB
Class E	13,750	6,500	1.75	CCC-/B2/BB

Total notes	456,250	411,131
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$454,881

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007 CLO Trust’s trust certificates. At June 30, 2011, the $477.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $531.5 million. At June 30, 2011, deferred financing fees were $3.4 million. The 2007 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, we repurchased $5.0 million of the 2007 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007 CLO Trust. As a result of the downgrade, amortization of the 2007 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 17, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. On April 19, 2011, Standard and Poor’s upgraded the Class D notes.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2007 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have future defaults in the 2007 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. During 2010, we elected to purchase $38.8 million of defaulted collateral from the 2007 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected.

The following table sets forth selected information with respect to the 2007 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007 CLO Trust
Class A-1	$336,500	$318,258	0.24%	AA+/Aa2/AAA
Class A-2	100,000	55,767	0.26	AA+/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	BBB+/Baa3/A
Class D	27,000	21,000	2.30	BB-/Ba2/BBB+

Total notes	546,000	477,525
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007 CLO Trust	$600,000	$531,525

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a term debt securitization. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009 CLO Trust at close. We had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2009 CLO Trust issued $190.5 million of notes to institutional investors. We retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. At June 30, 2011, the $52.3 million of outstanding notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $140.2 million. At June 30, 2011, deferred financing fees were $1.6 million and the unamortized discount was $2.0 million. The 2009 CLO Trust is a static pool of loans that does not permit for reinvestment of collateral principal repayments. On April 1, 2011, Moody’s upgraded the Class B notes and the Class C notes.

The 2009 CLO Trust is callable without penalty on the distribution date in July 2011 and on each distribution date thereafter. On August 1, 2011, we called the 2009 CLO Trust in accordance with its terms without penalty.

	Notes originally issued	Outstanding balance June 30, 2011	Interest rate	Original maturity	Ratings (Moody’s)(1)
	($ in thousands)
2009 CLO Trust
Class A	$148,500	$12,234	Libor +3.75%	July 30, 2018	Aaa
Class B	42,000	40,028	Libor +5.00%(2)	July 30, 2018	Aaa

Total issued	190,500	52,262
Class C	31,000	31,000	Libor +5.50%	July 30, 2018	Baa1
Subordinated	56,900	56,921	N/A	July 30, 2018	NR

	$278,400	$140,183

(1)	These ratings, initially given in January 2010, are unaudited and are subject to change from time to time. On April 1, 2011, Moody’s upgraded the Class B notes and the Class C notes to the ratings shown above.
(2)	The Class B notes carry a Libor +5.00% coupon rate but were priced at a 91.85% discount to yield Libor +7.50% on a par amount of $42.0 million.

    Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie backed primarily by a portfolio of legacy commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of June 30, 2011. As of June 30, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $68.0 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

The proceeds of the Macquarie transaction were used to fully repay our credit facility with Citicorp and refinance all of the commercial mortgage loans previously funded by our warehouse line with Wachovia. The transaction generated net proceeds for us after retirement of debt and transaction costs of approximately $20.0 million. We did not record any gains or losses. The commercial mortgage loans and related repurchase obligations are consolidated and reflected in our financial statements.

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

At June 30, 2011, we had $259.0 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $208.3 million and unfunded commitments related to delayed draw term loans were $42.9 million. $7.8 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $208.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2011, we categorized $133.5 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2011, we had $74.8 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2011, revolver usage averaged approximately 43%, which is slightly lower than the average of 38% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three and six months ended June 30, 2011, revolving commitments increased $29.5 million and $9.7 million, respectively.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and six months ended June 30, 2011, delayed draw credit facility commitments increased $10.7 million and $18.2 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2011 we had $8.7 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At June 30, 2011, the notional value of the interest rate mitigation products was $60.2 million.

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

As of June 30, 2011 and December 31, 2010, investments in debt securities available-for-sale totaled $17.1 million and $4.0 million, respectively. At June 30, 2011 and December 31, 2010, our net unrealized loss on those debt securities totaled $0.8 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2011. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$5,760
Increase of	100	(5,720)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $5.8 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $5.7 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.0 billion. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors or the loans paid off or re-priced.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2011	—	$—	—	$—
May 1-31, 2011	—	—	—	10,000,000
June 1-30, 2011	186,827	9.42	186,827	8,240,360

Three months ended June 30, 2011	186,827	$9.42	186,827	$8,240,360

(1)	186,827 shares were repurchased during the period in connection with our share repurchase program that we announced on May 4, 2011, and certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	The repurchase program provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on April 28, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Master Repurchase Agreement, dated as of June 7, 2011, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(a)(2)	Guarantee Agreement, dated as of June 7, 2011, by the Company in favor of Macquarie Bank Limited.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)	First Amendment to the Amended and Restated Secured Loan and Servicing Agreement, dated May 18, 2011, among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding LLC, NATIXIS Financial Products LLC and U.S. Bank National Association.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: August 3, 2011	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Master Repurchase Agreement, dated as of June 7, 2011, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(a)(2)	Guarantee Agreement, dated as of June 7, 2011, by the Company in favor of Macquarie Bank Limited.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)	First Amendment to the Amended and Restated Secured Loan and Servicing Agreement, dated May 18, 2011, among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding LLC, NATIXIS Financial Products LLC and U.S. Bank National Association.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.