Form 10-Q
period 2011-09-30
NewStar Financial, Inc.
filed 2011-11-03
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 49,469,013 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition including estimated loan losses;

•	our expected results of operation;

•	our ability to meet draw requests under commitments to borrowers under certain conditions;

•	our growth and market opportunities;

•	trends and conditions in the financial markets in which we operate;

•	our future funding needs and sources and availability of funding;

•	our involvement in capital-raising transactions;

•	our competitors;

•	our provision for credit losses;

•	our future development of our products and markets;

•	our ability to compete; and

•	our stock price.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$27,604	$54,365
Restricted cash	74,610	178,364
Investments in debt securities, available-for-sale	11,431	4,014
Loans held-for-sale, net	31,192	41,386
Loans and leases, net	1,676,651	1,590,331
Deferred financing costs, net	12,608	15,504
Interest receivable	8,702	6,797
Property and equipment, net	837	879
Deferred income taxes, net	47,120	48,093
Income tax receivable	5,494	5,435
Other assets	20,075	29,798

Total assets	$1,916,324	$1,974,966

Liabilities:
Credit facilities	$161,909	$108,502
Term debt	1,095,977	1,278,868
Repurchase agreements	67,554	0
Accrued interest payable	2,040	4,014
Accounts payable	717	242
Other liabilities	30,739	29,161

Total liabilities	1,358,936	1,420,787

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2011 and 2010;
Shares outstanding 49,469,013 in 2011 and 50,562,826 in 2010	495	506
Additional paid-in capital	633,814	626,177
Accumulated deficit	(51,070)	(58,851)
Common stock held in treasury, at cost $0.01 par value; 3,003,314 in 2011 and 1,864,263 in 2010	(24,134)	(13,115)
Accumulated other comprehensive loss, net	(1,717)	(538)

Total stockholders’ equity	557,388	554,179

Total liabilities and stockholders’ equity	$1,916,324	$1,974,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$29,500	$27,022	$84,803	$84,343
Interest expense	10,683	9,257	27,582	31,466

Net interest income	18,817	17,765	57,221	52,877
Provision for credit losses	4,408	1,176	12,998	33,765

Net interest income after provision for credit losses	14,409	16,589	44,223	19,112

Non-interest income:
Fee income	573	702	1,507	1,426
Asset management income – related party	697	876	1,951	2,208
Gain (loss) on derivatives	252	(23)	277	120
Gain (loss) on sale of loans	20	0	128	(113)
Other income (loss)	1,862	949	(1,690)	8,197

Total non-interest income	3,404	2,504	2,173	11,838

Operating expenses:
Compensation and benefits	7,706	6,357	22,321	18,923
Occupancy and equipment	519	457	1,540	1,551
General and administrative expenses	3,671	3,233	9,002	8,909

Total operating expenses	11,896	10,047	32,863	29,383

Income before income taxes	5,917	9,046	13,533	1,567
Income tax expense	2,508	3,583	5,752	520

Net income before noncontrolling interest	3,409	5,463	7,781	1,047
Net income attributable to noncontrolling interest	0	0	0	(187)

Net income attributable to NewStar Financial, Inc. common stockholders	$3,409	$5,463	$7,781	$860

Basic income per share	$0.07	$0.11	$0.16	$0.02
Diluted income per share	0.06	0.11	0.15	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity						Noncontrolling Interest
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2011	$506	$626,177	$(58,851)	$(13,115)	$(538)	$554,179	$0
Net income	0	0	7,781	0	0	7,781	0
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $1,058	0	0	0	0	(1,443)	(1,443)	0
Net unrealized derivatives gains, net of tax benefit of $34	0	0	0	0	264	264	0

Total comprehensive income						6,602
Net shares reacquired from employee transactions	(1)	166	0	(988)	0	(823)	0
Tax benefit from vesting of restricted common stock awards	0	796	0	0	0	796	0
Repurchase of common stock	(10)	10	0	(10,031)	0	(10,031)	0
Amortization of restricted common stock awards	0	4,813	0	0	0	4, 813	0
Amortization of stock option awards	0	1,852	0	0	0	1,852	0

Balance at September 30, 2011	$495	$633,814	$(51,070)	$(24,134)	$(1,717)	$557,388	$0

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity	Noncontrolling Interest
	($ in thousands)
Balance at January 1, 2010	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net income	0	0	860	0	0	860	187
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $8	0	0	0	0	(13)	(13)	0
Net unrealized derivatives gains, net of tax expense of $136	0	0	0	0	285	285	0

Total comprehensive income						1,132
Distributions from noncontrolling interest	0	0	0	0	0	0	(4,245)
Issuance of restricted stock	20	(20)	0	0	0	0	0
Shares reacquired from employee transactions	(1)	1	0	(546)	0	(546)	0
Tax benefit from vesting of restricted common stock awards	0	365	0	0	0	365	0
Repurchase of common stock	(10)	10	0	(6,709)	0	(6,709)	0
Amortization of restricted common stock awards	0	4,135	0	0	0	4,135	0
Amortization of stock option awards	0	2,415	0	0	0	2,415	0

Balance at September 30, 2010	$509	$623,668	$(68,223)	$(8,586)	$(514)	$546,854	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income	$7,781	$860
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	12,998	33,765
Depreciation and amortization and accretion	(6,356)	(6,547)
Amortization of debt issuance costs	6,965	10,033
Equity compensation expense	6,665	6,915
Gain on repurchase of debt	(3,627)	(6,733)
Losses on other real estate owned	600	0
Losses from equity method investments	6,861	0
(Gains) losses on sale of loans	(128)	113
Net change in deferred income taxes	1,072	6,420
Origination of loans held-for-sale	(31,192)	(50,383)
Proceeds from sale of loans held-for-sale	41,386	44,817
Net change in interest receivable	(1,905)	1,076
Net change in other assets	4,898	(8,856)
Net change in accrued interest payable	(1,974)	119
Net change in accounts payable and other liabilities	(2,331)	22,399

Net cash provided by operating activities	41,713	53,998

Cash flows from investing activities:
Net change in restricted cash	103,753	(17,621)
Net change in loans	(89,906)	205,775
Proceeds from the sale of other real estate owned	2,800	5,331
Purchase of debt securities available-for-sale	(14,088)	0
Proceeds from repayments of debt securities available-for-sale	4,173	196
Acquisition of property and equipment	(319)	(38)

Net cash provided by investing activities	6,413	193,643

Cash flows from financing activities:
Proceeds from exercise of stock options	166	0
Tax benefit from vesting of restricted stock	796	0
Borrowings on credit facilities	292,356	70,293
Repayment of borrowings on credit facilities	(251,949)	(104,360)
Issuance of term debt	0	187,304
Borrowings on term debt	120,336	1,500
Repayment of borrowings on term debt	(289,058)	(396,451)
Borrowings on repurchase agreements	67,554	0
Payment of deferred financing costs	(4,069)	(9,160)
Purchase of treasury stock	(11,019)	(7,255)

Net cash used in financing activities	(74,887)	(258,129)

Net decrease in cash during the period	(26,761)	(10,488)
Cash and cash equivalents at beginning of period	54,365	39,848

Cash and cash equivalents at end of period	$27,604	$29,360

Supplemental cash flows information:
Interest paid	$29,556	$31,347
Taxes paid	6,852	0
Decrease in fair value of investments in debt securities	2,501	21
Transfer of debt from term debt to credit facilities	13,000	0

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

The Company operates as a single segment and derives its revenues from four national specialized lending groups:

•

Leveraged Finance, which originates, structures and underwrites senior cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

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

Noncontrolling Interest

During 2009, the Company along with a wholly-owned subsidiary of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) created a limited liability company as part of the resolution of a troubled commercial real estate loan. The limited liability company was formed to take control of the underlying commercial real estate property which was its sole asset. The Company maintained a majority and controlling interest in the limited liability company, and the interest was classified as other real estate owned (“OREO”). On May 11, 2010, the limited liability company sold the commercial real estate property.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 states when a creditor evaluates whether a restructuring constitutes a troubled debt restructuring, it must separately conclude that both of the following exist: 1) the restructuring must constitute a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 amends Topic 310 by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession to a borrower. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2010-02 did not have a material effect on the Company’s results from operations or financial position and the required disclosures are incorporated into Note 3.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-03 will have on its results from operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-02 will have on its results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. Adoption of ASU 2011-05 will not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

Note 3. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd., (“NCOF”) a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At September 30, 2011 loans held-for-sale consisted of leveraged finance loans to seven borrowers which are intended to be sold to the NCOF at an agreed upon price or to entities other than the NCOF. Subsequent to September 30, 2011, the Company sold loans with an aggregate outstanding balance of $6.0 million to the NCOF. as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2011 and December 31, 2010, loans held-for-sale consisted of the following:

	September 30, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$31,786	$42,228

Gross loans	31,786	42,228
Deferred loan fees, net	(594)	(842)

Total loans, net	$31,192	$41,386

The Company sold loans with an aggregate outstanding balance of $31.3 million for a gain of $0.1 million to entities other than the NCOF during the nine months ended September 30, 2011. The Company sold two loans for a loss of $0.1 million to entities other than the NCOF during the nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the Company’s loans and leases consisted of the following:

	September 30, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$1,408,428	$1,348,238
Real Estate	270,736	282,610
Business Credit	102,753	67,390

Gross loans	1,781,917	1,698,238
Deferred loan fees, net	(32,618)	(23,405)
Allowance for loan losses	(72,648)	(84,502)

Total loans, net	$1,676,651	$1,590,331

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

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Balance, beginning of year	$84	$—
Additions due to acquisitions	—	—
Accretion	(7)	—
Reduction due to payments or sale	—	—

Balance, end of period	$77	$—

The Company also recorded a $1.7 million non-accretable discount resulting from the fair value of certain loans acquired from Business Credit, of which $0.7 was recognized in interest income during the nine months ended September 30, 2011 as a result of loan repayments.

As of September 30, 2011, the Company had impaired loans with an aggregate outstanding balance of $349.1 million. Impaired loans with an aggregate outstanding balance of $269.5 million have been restructured and classified as troubled debt restructurings (“TDR”). As a result of the adoption of ASU 2011-02, the Company classified loans with an outstanding balance of $15.5 million as TDR during the three months ended September 30, 2011. As of September 30, 2011, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $8.1 million. Impaired loans with an aggregate outstanding balance of $103.8 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended September 30, 2011, the Company did not take any previously identified non-accrual loans off non-accrual status, placed loans with an aggregate balance of $12.1 million as of September 30, 2011 on non-accrual status, and received approximately $7.8 million of impaired loan repayments. During the three and nine months ended September 30, 2011, the Company recorded $6.3 million and $18.4 million of specific provisions for impaired loans. At September 30, 2011, the Company had a $53.5 million specific allowance for impaired loans with an aggregate outstanding balance of $238.5 million. At September 30, 2011, additional funding commitments for impaired loans totaled $40.1 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2011, $75.7 million of loans on non-accrual status and an additional $8.4 million of loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $53.5 million specific allowance for impaired loans was $26.8 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
September 30, 2011	($ in thousands)
Leveraged Finance	$267,668	$322,060	$174,247	$93,441
Real Estate	76,474	93,516	64,244	12,230
Business Credit	4,903	4,903	—	4,903

Total	$349,065	$420,478	$238,491	$110,574

December 31, 2010
Leveraged Finance	$262,394	$336,054	$168,279	$94,115
Real Estate	87,448	93,829	70,231	17,217
Business Credit	6,732	8,250	—	6,732

Total	$356,574	$438,133	$238,510	$118,064

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
September 30, 2011	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,140,740	$15,071	$194,262	$3,716	$97,850	$339
Individually evaluated (2)	267,688	41,888	76,474	11,634	4,903	––

Total	$1,408,428	$56,959	$270,736	$15,350	$102,753	$339

	Leveraged Finance		Real Estate		Business Credit
December 31, 2010	Investment	Allowance	Investment	Allowance	Investment		Allowance
	($ in thousands)
Collectively evaluated (1)	$1,085,844	$17,562	$195,162	$6,869	$60,658	(3)	$—
Individually evaluated (2)	262,394	41,350	87,448	19,000	6,732	(3)	—

Total	$1,348,238	$58,912	$282,610	$25,869	$67,390		$—

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans and leases had a weighted average risk rating of 5.3 and 5.5 based on the Company’s internally developed 12 point scale at September 30, 2011 and December 31, 2010, respectively.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the Business Credit acquisition portfolio of loans which the Company recorded at fair value on the date of acquisition.

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended September 30, 2011	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$59,846	$59,846	$—
Real Estate	—	—	—
Business Credit	—	—	—

Total	$59,846	$59,846	$—

For the Nine Months Ended September 30, 2011	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$71,470	$71,470	$2,214
Real Estate	—	—	—
Business Credit	—	—	—

Total	$71,470	$71,470	$2,214

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
September 30, 2011	($ in thousands)
Leveraged Finance	$—	$65,498	$65,498	$1,374,716	$1,440,214	$—
Real Estate	—	13,723	13,723	257,013	270,736	—
Business Credit	—	4,903	4,903	97,850	102,753	—

Total	$—	$84,124	$84,124	$1,729,579	$1,813,703	$—

December 31, 2010
Leveraged Finance	$17,224	$70,061	$87,285	$1,309,649	$1,396,934	$—
Real Estate	—	27,196	27,196	255,414	282,610	8,438
Business Credit	—	—	—	67,390	67,390	—

Total	$17,224	$97,257	$114,481	$1,632,453	$1,746,934	$8,438

A summary of the activity in the allowance for credit losses is as follows:

	00000000	00000000	00000000	00000000
	Three Months Ended September 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$62,332	$15,558	$150	$78,040
Provision for credit losses—general	(1,581)	(530)	189	(1,922)
Provision for credit losses—specific	5,992	338	—	6,330
Loans charged off, net of recoveries	(9,410)	—	—	(9,410)

Balance, end of period	$57,333	$15,366	$339	$73,038

Balance, end of period—specific	$41,888	$11,634	$—	$53,522

Balance, end of period—general	$15,446	$3,732	$339	$19,516

Average balance of impaired loans	$268,156	$79,124	$5,201	$352,481
Interest recognized from impaired loans	$4,273	$719	$—	$4,992

Loans and leases
Loans individually evaluated with specific allowance	$174,247	$64,244	$—	$238,491
Loans individually evaluated with no specific allowance	93,441	12,230	—	105,671
Loans acquired with deteriorating credit quality	—	—	4,903	4,903
Loans and leases collectively evaluated without specific allowance	1,140,740	194,262	97,850	1,432,852

Total loans and leases	$1,408,428	$270,736	$102,753	$1,781,917

	000000000	000000000	000000000	000000000
	Nine Months Ended September 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$58,912	$25,869	$—	$84,781
Provision for credit losses—general	(2,115)	(3,612)	339	(5,388)
Provision for credit losses—specific	15,268	3,118	—	18,386
Loans charged off, net of recoveries	(14,732)	(10,009)	—	(24,741)

Balance, end of period	$57,333	$15,366	$339	$73,038

Average balance of impaired loans	$309,734	$94,170	$6,076	$409,980
Interest recognized from impaired loans	$12,211	$2,222	$176	$14,609

During the nine months ended September 30, 2011, the Company recorded a total provision for credit losses of $13.0 million. The Company reduced its allowance for credit losses to $73.0 million as of September 30, 2011 from $84.8 million at December 31, 2010. This reduction in allowance for credit losses resulted primarily from a decrease in the specific allowance for impaired loans, and charge offs of impaired loans with a specific allowance during the nine months ended September 30, 2011. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” decreased to 21% as of September 30, 2011 as compared to 22% as of December 31, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

Included in the allowance for credit losses at September 30, 2011 and December 31, 2010 is an allowance for unfunded commitments of $0.4 million and $0.3 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2011 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

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

During 2009, in connection with the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2010, the Company sold one of these commercial real estate properties. During the three months ended September 30, 2011, the Company sold the remaining commercial real estate property for a loss of $0.2 million.

Note 4. Restricted Cash

Restricted cash as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Collections on loans pledged to credit facilities	$21,479	$32,356
Principal and interest collections on loans held in trust and prefunding amounts	48,323	132,969
Customer escrow accounts	4,808	13,039

Total	$74,610	$178,364

Note 5. Investments in Debt Securities, Available-for-Sale

During the nine months ended September 30, 2011, the Company purchased four debt securities for an aggregate purchase price of $14.1 million and one $3.8 million debt security paid off.

Amortized cost of investments in debt securities as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Investments in debt securities - gross	$17,298	$6,468
Unamortized discount	(3,210)	(2,298)

Investments in debt securities - amortized cost	$14,088	$4,170

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2011 and December 31, 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2011:
Collateralized debt obligation	$14,088	$—	$(2,657)	$11,431

	$14,088	$—	$(2,657)	$11,431

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2010:
Other debt obligation(1)	$4,170	$—	$(156)	$4,014

	$4,170	$—	$(156)	$4,014

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during the nine months ended September 30, 2011 and 2010.

The Company did not record any net Other Than Temporary Impairment charges during the nine months ended September 30, 2011 and 2010.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	4	—	4
Fair value	$11,431	$—	$11,431
Amortized cost	14,088	—	14,088

Unrealized loss	$2,657	$—	$2,657

	December 31, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,014	$4,014
Amortized cost	—	4,170	4,170

Unrealized loss	$—	$156	$156

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2011 and December 31, 2010 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2011, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2011 and December 31, 2010 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	September 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years	14,088	11,431	4,170	4,014

Total	$14,088	$11,431	$4,170	$4,014

Note 6. Derivative Financial Instrument Hedging Activities

During 2010, the Company entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. During the three months ended September 30, 2011, the lone remaining outstanding interest rate swap agreement was terminated. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2011 and 2010, the Company recorded hedge ineffectiveness of $(51,841) and $(40,155), respectively, which is included in gain (loss) on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at September 30, 2011 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.3 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of September 30, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$—
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$904	Other liabilities	$904

The gains and losses on the Company’s derivative instruments during the three months ended September 30, 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$16	Gain (loss) on derivatives	$(94)	Gain (loss) on derivatives	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(53)	Gain (loss) on derivatives

The gains and losses on the Company’s derivative instruments during the nine months ended September 30, 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$64	Gain (loss) on derivatives	$(292)	Gain (loss) on derivatives	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(45)	Gain (loss) on derivatives

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.9 million. The Company did not have any minimum collateral posting thresholds with any of its derivative counterparties at September 30, 2011.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wells Fargo Bank, National Association or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of September 30, 2011, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at September 30, 2011, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $0.9 million in the aggregate.

Note 7. Borrowings

Credit Facilities

As of September 30, 2011 the Company had four credit facilities: (i) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iii) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), and (iv) a $125 million credit facility with Wells Fargo.

In connection with the NATIXIS credit facility entered into in August 2005, the Company formed a wholly owned subsidiary, NewStar Short-Term Funding, LLC, a single-purpose bankruptcy-remote entity, to purchase or hold loans and investments for 90 days or less. The amount outstanding under the credit facility varies with the balances outstanding of pledged loans and investments depending on the mix of assets. On October 20, 2011, the Company received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012. NewStar Short-Term Funding, LLC must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to remain within prescribed facility portfolio charge-off levels. At September 30, 2011, NewStar Short-Term Funding, LLC was in compliance with all such covenants. Interest on this facility accrues at a variable rate per annum, which was 3.74% at September 30, 2011. As of September 30, 2011, unamortized deferred financing fees were $0.04 million and the outstanding balance was $24.0 million.

As part of the Company’s acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, it became a party to an existing $225 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $66.3 million as of September 30, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of September 30, 2011, the Company had not drawn any amounts from this credit facility.

On July 12, 2011, the Company entered into an amendment with Wells Fargo to its term debt facility. The amendment increased the amount of the facility to $125 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period. NewStar must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2011, NewStar was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.74% at September 30, 2011. As of September 30, 2011, unamortized deferred financing fees were $1.9 million and the outstanding balance was $71.7 million.

The Company had a $75 million credit facility agreement with Citicorp North America, Inc. (“Citicorp”) scheduled to mature on June 15, 2011. On June 7, 2011, the Company fully repaid the outstanding balance of this facility with the proceeds received from its financing arrangement with Macquarie Bank Limited (see Note 8), and the credit facility was terminated.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount of both notes is less than 50% of the $100.0 million commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of September 30, 2011, the Company had not drawn any amounts from the revolving note. As of September 30, 2011, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 2% for any cancellation made from August 31, 2011 to August 30, 2012, and 1% for any termination made at any time after August 30, 2012.

The term note may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) 2.00% for any prepayment made from August 31, 2012 to August 30, 2013 and (ii) 1.00% for any prepayment made at any time after August 30, 2013. As of September 30, 2011, the term note had an outstanding balance of $50.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At September 30, 2011, the $171.7 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $203.2 million. At September 30, 2011, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2011 identified $48.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the July 13, 2011 report, the cumulative amount redirected was $15.0 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance September 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$57,686	Libor + 0.28%	July 25, 2018	AA+/Aa2/AAA
Class A-2	80,477	29,447	Libor + 0.30%	July 25, 2018	AA+/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/Ba1/BB
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	CCC-/B1/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa2/CC

	$343,352	$171,691

(1)	The ratings, initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and the Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.)

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2011, the $387.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $430.7 million. At September 30, 2011, deferred financing fees were $2.0 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During the nine months ended September 30, 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes and $6.0 million of the 2006 CLO Trust’s Class D notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During the nine months ended September 30, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the September 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

	Notes originally issued	Outstanding balance September 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$285,527	Libor +0.27%	March 30, 2022	AA+/Aa2/AAA
Class A-2	40,000	38,213	Libor +0.28%	March 30, 2022	AA+/Aa2/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/A3/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/Ba1/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	CCC+/B1/BBB
Class E	13,750	6,500	Libor +1.75%	March 30, 2022	CCC-/B2/BB

	$456,250	$386,990

(1)	These ratings, initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.)

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2011, the $487.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $541.3 million. At September 30, 2011, deferred financing fees were $3.2 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 7, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. On April 19, 2011, Standard and Poor’s upgraded the Class D notes. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have future defaults in the 2007-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. During 2010, the Company elected to purchase $38.8 million of defaulted collateral from the 2007-1 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected.

	Notes originally issued	Outstanding balance September 30, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	Libor +0.24%	September 30, 2022	AA+/Aa2/AAA
Class A-2	100,000	65,603	Libor +0.26%	September 30, 2022	AA+/Aa2/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/A2/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	BBB+/Baa3/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba2/BBB+

	$546,000	$487,296

(1)	These ratings, initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D note to the ratings shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.)

On January 7, 2010, the Company completed a term debt securitization. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. The Company had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. The Company retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. The 2009-1 CLO Trust was a static pool of loans that did not permit for reinvestment of collateral principal repayments. The 2009-1 CLO Trust was callable without penalty on the distribution date in July 2011 and on each distribution date thereafter. On August 1, 2011, the Company called the 2009-1 CLO Trust and redeemed the notes without penalty and recognized a total of $3.0 million of interest expense due to the accelerated amortization of deferred financing fees and unamortized discount.

Note 8. Repurchase Agreement

Loans sold under agreements to repurchase	Period from June 7, 2011 to September 30, 2011	Year Ended December 31, 2010
	($ in thousands)
Outstanding at end of period	$67,554	$—
Maximum outstanding at any month end	68,000	—
Average balance for the period	67,849	—
Weighted average rate at end of period	5.23%	N/A

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.23% as of September 30, 2011. As of September 30, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $67.6 million. During the three months ended September 30, 2011, the Company made principal payments totaling $0.4 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

The proceeds of the Macquarie transaction were used to fully repay the Company’s credit facility with Citicorp and refinance all of the commercial mortgage loans previously funded by its warehouse line with Wells Fargo. The transaction generated net proceeds for the Company after retirement of debt and transaction costs of approximately $20.0 million. The Company did not record any gains or losses. The commercial mortgage loans and related repurchase obligations are consolidated and reflected in the Company’s financial statements.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2011 and December 31, 2010, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2011		December 31, 2010
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,469	145,000	50,563

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2011, all of the shares remained undesignated.

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

On May 4, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On September 16, 2011, the Company had repurchased the entire $10 million allotment of its stock. The timing and amount of any shares purchased were determined by management based on its evaluation of market condition and other factors and required use of cash. Upon completion of the stock repurchase program, the Company had repurchased 1,042,208 shares of its common stock under the program at a weighted average price per share of $9.60.

On September 29, 2011, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Restricted Stock

During the nine months ended September 30, 2011, the Company issued 42,500 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 34,615 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock granted to directors will vest in full on the one-year anniversary of the grant date.

Restricted stock activity for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted average grant- date fair value
		($ in thousands)
Non-vested as of December 31, 2010	3,647,141	$25,397
Granted	77,115	784
Vested	(318,965)	(585)
Forfeited	(74,675)	(539)

Non-vested as of September 30, 2011	3,330,616	$25,057

The Company’s compensation expense related to restricted stock was $1.6 million and $4.8 million, respectively, for the three and nine months ended September 30, 2011 and $1.8 million and $4.1 million, respectively, for the three and nine months ended September 30, 2010. The unrecognized compensation cost of $2.3 million at September 30, 2011 is expected to be recognized over the next three years.

Stock Options

Under the Company’s 2006 Incentive Plan, the compensation committee of the Company’s Board of Directors may grant options to purchase shares of common stock. Stock options may either be incentive stock options (“ISOs”) or non-qualified stock options. ISOs may only be granted to officers and employees. The compensation committee will, with regard to each stock option, determine the number of shares subject to the stock option, the manner and time of exercise, vesting, and the exercise price, which will not be less than 100% of the fair market value of the common stock on the date of the grant. The shares of common stock issuable upon exercise of options or other awards or upon grant of any other award may be either previously authorized but unissued shares or treasury shares.

During the nine months ended September 30, 2011, stock options exercisable for an aggregate 52,500 shares of common stock were issued to certain employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan, as amended and stock options exercisable for an aggregate of 55,000 shares were issued to certain members of its Board of Directors. The stock options have an exercise price equal to the closing price of the Company’s common stock on the date of issuance. The options granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant and have a seven-year life. The options granted to directors vest in full on the one-year anniversary of the date of grant and have a seven–year life.

Stock option activity for the nine months ended September 30, 2011 was as follows:

Options
Outstanding as of January 1, 2011	5,959,736
Granted	107,500
Exercised	(42,798)
Forfeited	(60,835)

Outstanding as of September 30, 2011	5,963,603

Vested as of September 30, 2011	4,097,502

Exercisable as of September 30, 2011	4,097,502

For the nine months ended September 30, 2011, the weighted average grant date fair value of options granted was $5.18 per share. As of September 30, 2011, the total unrecognized compensation cost related to nonvested options granted was $1.5 million. This cost is expected to be recognized over a weighted average period of one year. The Company’s compensation expense related to its stock options was $0.5 million and $1.9 million, respectively, for the three and nine months ended September 30, 2011, and $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2010.

Note 10. Income Per Share

The computations of basic and diluted income per share for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Numerator:
Net income attributable to NewStar Financial, Inc. common stockholders	$3,409	$5,463	$7,781	$860

Denominator:
Denominator for basic income (loss) per common share	47,943	49,306	48,330	49,687

Denominator:
Denominator for diluted income (loss) per common share	47,943	49,306	48,330	49,687
Potentially dilutive securities - options	2,676	1,018	2,786	633
Potentially dilutive securities – restricted stock	2,000	—	2,000	—
Potentially dilutive securities - warrants	—	—	—	—

Total weighted average diluted shares	52,619	50,324	53,116	50,320

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 due to the fact that the results would be anti-dilutive.

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

At September 30, 2011, we had $241.9 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $189.3 million and unfunded commitments related to delayed draw term loans were $50.3 million. $2.3 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $189.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2011, we categorized $107.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2011, we had $81.7 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2011, revolver usage averaged approximately 46%, which is higher than the average of 40% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three and nine months ended September 30, 2011, revolving commitments decreased $13.5 million and $3.8 million, respectively.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and nine months ended September 30, 2011, delayed draw credit facility commitments increased $4.2 million and $22.4 million, respectively.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Unused lines of credit	$241,902	$270,793
Standby letters of credit	8,768	8,737
Interest rate mitigation products (notional)	57,854	125,450

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$11,431	$11,431
Derivatives—interest rate contracts (assets)	—	904	—	904

Total assets recorded at fair value on a recurring basis	$—	$904	$11,431	$12,335

Derivatives—interest rate contracts (liabilities)	$—	$904	$—	$904

Nonrecurring Basis:
Loans, net	$—	$—	$65,800	$65,800
Loans held-for-sale, net	31,192	—	—	31,192

Total assets recorded at fair value on a nonrecurring basis	$31,192	$—	$65,800	$96,992

At September 30, 2011, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2011, the Company recorded a $3.1 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At September 30, 2011, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2011 and 2010 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of levels 1, 2 or 3 during the three or nine months ended September 30, 2011 or 2010.

For the three months ended September 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2011	$17,117
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(1,903)
Purchases, issuances or settlements	(3,783)

Balance as of September 30, 2011	$11,431

For the three months ended September 30, 2010:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2010	$4,022
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	57
Purchases, issuances or settlements	(43)

Balance as of September 30, 2010	$4,036

For the nine months ended September 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,051
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(2,582)
Purchases, issuances or settlements	9,962

Balance as of September 30, 2011	$11,431

For the nine months ended September 30, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2009	$4,183	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	(21)	—
Purchases, issuances or settlements	(126)	—

Balance as of September 30, 2010	$4,036	$—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$27,604	$27,604	$54,365	$54,365
Restricted cash	74,610	74,610	178,364	178,364
Loans held-for-sale	31,192	31,192	41,386	41,386
Loans and leases, net	1,676,651	1,627,196	1,590,331	1,554,509
Investments in debt securities available-for-sale	11,431	11,431	4,014	4,014
Derivative instruments	904	904	863	863
Other assets	6,881	6,881	7,546	7,546
Financial liabilities:
Credit facilities	$161,909	$161,909	$108,502	$108,502
Term debt	1,095,977	985,185	1,278,868	1,148,083
Repurchase agreements	67,554	66,336	—	—
Derivatives instruments	904	904	1,174	1,174

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2011 was $0.2 million and $0.5 million, respectively and $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2011, the Fund’s asset management fees were $0.7 million and $2.0 million, respectively, and $0.9 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At September 30, 2011, the loan balance outstanding and amount of committed funds were $6.4 million and $8.4 million, respectively.

During the nine months ended September 30, 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At September 30, 2011, the loan balance outstanding and amount of committed funds were $10.4 million and $13.5 million, respectively.

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

We operate as a single segment and derive revenues from four national specialized lending groups:

•

Leveraged Finance, which originates, structures and underwrites senior cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or equity-linked products for companies with annual EBITDA typically between $5 million and $50 million;

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

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our four national specialized lending platforms. Overall, market conditions in our target markets were mixed in the third quarter of 2011 as pricing firmed, but loan demand softened amid a weakening macro-economic environment and uncertainty about the potential impact of the Eurozone debt crisis.

We continued to originate new loans with attractive credit spreads and yields in the third quarter, which compared favorably to historical averages for comparably rated loans. Pricing and credit parameters in our target markets in the third quarter also compared favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

After a strong start to the quarter, deal activity slowed through the summer before rebounding modestly in September. Loan demand in the middle market is strongly influenced by the level of refinancing and merger and acquisition activity, which is driven largely by changes in prevailing borrowing rates and private equity investment activity. Overall activity was seasonally slow in the third quarter and was dampened by lower refinancing activity and macro-economic issues. However, we continue to believe that there will be demand for new middle market loans and credit products because substantial amounts of debt are nearing maturity and will need to be refinanced, and private equity firms have substantial un-invested capital, which we believe that they will deploy according to investment strategies that emphasize investments in mid-sized companies. We also continue to believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and credit products offered by the Company and conditions in our lending markets will remain favorable for an extended period of time.

Recent Developments

Liquidity

On September 23, 2011, we received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to October 23, 2011. On October 20, 2011, we received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012 the latest date that NATIXIS was permitted to extend the facility under our agreement with NATIXIS.

On August 1, 2011, we called our 2009-1 CLO.

On July 12, 2011, we entered into an amendment with Wells Fargo to our term debt facility with Wachovia Capital Markets, LLC. The amendment increased the amount of the facility to $125.0 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period.

Stock Repurchase Programs

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

On May 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On September 16, 2011, we completed the repurchase of $10 million of the Company’s stock under that program.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NewStar’s basic and diluted income per share for the three months ended September 30, 2011 was $0.07 and $0.06, respectively, and $0.16 and $0.15 for the nine months ended September 30, 2011, respectively on net income of $3.4 million and $7.8 million, respectively, compared to a basic and diluted income per share for the three months ended September 30, 2010 was $0.11, on net income of $5.5 million, and $0.02, on net income of $0.9 million for the nine months ended September 30, 2010. Our managed loan portfolio was $2.3 billion at September 30, 2011 compared to $2.2 billion at December 31, 2010. As of September 30, 2011, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $499.8 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.58% and 6.37% for the three and nine months ended September 30, 2011 and 5.87% and 5.91% for the three and nine months ended September 30, 2010. The increase from 2010 to 2011 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to September 30, 2010. The portfolio yield for accruing loans and leases was 7.02% and 6.84% for the three and nine months ended September 30, 2011.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.98% and 4.07% for the three and nine months ended September 30, 2011 and 3.63% and 3.46% for the three and nine months ended September 30, 2010. The primary factors impacting net interest margin were non-accrual loans, the accelerated amortization of deferred financing fees and unamortized discount resulting from the call of the 2009-1 CLO, changes in three-month LIBOR, our product mix, debt to equity ratio, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2010 were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 53.53% and 55.33% for the three and nine months ended September 30, 2011 and 49.57% and 45.54% for the three and nine months ended September 30, 2010. The increase in our efficiency ratio during 2011 as compared to 2010 was primarily due to higher operating expenses, partially offset by lower net interest income during 2010 and lower non-interest income during the three months ended September 30, 2010. The higher operating expenses are primarily due to the acquisition of NewStar Business Credit in November 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 4.10% at September 30, 2011 and 4.99% as of December 31, 2010. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, and slowing negative credit migration and improving economic conditions. During the three and nine months ended September 30, 2011, we recorded $6.3 million and $18.4 million of specific provision for credit losses on previously identified impaired loans. At September 30, 2011, the specific allowance for credit losses was $53.5 million, and the general allowance for credit losses was $19.5 million. The allowance for credit losses at December 31, 2010 included a specific allowance of $60.4 million and a general allowance of $24.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 4.72% as of September 30, 2011 as compared to 6.74% as of December 31, 2010. We expect the delinquent loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0.47% as of September 30, 2011 as compared to 0.50% as of December 31, 2010. We expect the delinquent accruing loan rate to increase if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 5.83% as of September 30, 2011 and 7.98% as of December 31, 2010. As of September 30, 2011 and December 31, 2010, the aggregate outstanding balance of non-accrual loans was $103.8 million and $135.6 million, respectively and total outstanding loans and leases held for investment was $1.7 billion at each period end. We expect the non-accrual loan rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 5.83% as of September 30, 2011 and 8.17% as of December 31, 2010. As of September 30, 2011 and December 31, 2010, the sum of the aggregate outstanding balance of non-performing assets was $103.8 million and $139.0 million, respectively. We expect the non-performing asset rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge off rate was 2.10% and 1.86% for the three and nine months ended September 30, 2011 and 2.36% and 4.32% for the three and nine months ended September 30, 2010. We expect the net charge off rate (end of period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge off rate was 2.12% and 1.87% for the three and nine months ended September 30, 2011 and 2.29% and 4.00% for the three and nine months ended September 30, 2010. We expect the net charge off rate (average period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.71% and 0.55% for the three and nine months ended September 30, 2011. Return on average assets was 1.11% and 0.06% for the three and nine months ended September 30, 2010.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.41% and 1.86% for the three and nine months ended September 30, 2011. Return on average equity was 3.97% and 0.21% for the three and nine months ended September 30, 2010.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Net interest income:
Interest income	$29,500	$27,022	$84,803	$84,343
Interest expense	10,683	9,257	27,582	31,466

Net interest income	18,817	17,765	57,221	52,877
Provision for credit losses	4,408	1,176	12,998	33,765

Net interest income after provision for credit losses	14,409	16,589	44,223	19,112

Non-interest income:
Fee income	573	702	1,507	1,426
Asset management income	697	876	1,951	2,208
Gain (loss) on derivatives	252	(23)	277	120
Gain (loss) on sale of loans	20	—	128	(113)
Other income (loss)	1,862	949	(1,690)	8,197

Total non-interest income	3,404	2,504	2,173	11,838

Operating expenses:
Compensation and benefits	7,706	6,357	22,321	18,923
Occupancy and equipment	519	457	1,540	1,551
General and administrative expenses	3,671	3,233	9,002	8,909

Total operating expenses	11,896	10,047	32,863	29,383

Income before income taxes	5,917	9,046	13,533	1,567
Income tax expense	2,508	3,583	5,752	520

Net income before noncontrolling interest	3,409	5,463	7,781	1,047
Net income attributable to noncontrolling interest	—	—	—	(187)

Net income	$3,409	$5,463	$7,781	$860

Comparison of the Three Months Ended September 30, 2011 and 2010

Interest income. Interest income increased $2.5 million, to $29.5 million for the three months ended September 30, 2011 from $27.0 million for the three months ended September 30, 2010. The increase was primarily due to an increase in the yield on average interest earning assets to 6.23% from 5.52% primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to September 30, 2010.

Interest expense. Interest expense increased $1.4 million, to $10.7 million for the three months ended September 30, 2011 from $9.3 million for the three months ended September 30, 2010. The increase was primarily due to the accelerated amortization of deferred financing fees and unamortized discount totaling $3.0 million related to our 2009-1 CLO, which we called during the three months ended September 30, 2011, partially offset by a decrease in the average balance of our interest bearing liabilities. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.4 billion as of September 30, 2010 to $1.3 billion as of September 30, 2011.

Net interest margin. Net interest margin increased to 3.98% for the three months ended September 30, 2011 from 3.63% for the three months ended September 30, 2010. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to September 30, 2010, partially offset by the accelerated amortization of deferred financing fees and unamortized discount related to our 2009-1 CLO, non-payment of interest income from non-accrual loans, and an increase in our average cost of interest bearing liabilities. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 2.94% from 2.83%. At September 30, 2011, 62% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,877,897	$29,500	6.23%	$1,943,908	$27,022	5.52%
Total interest bearing liabilities	1,286,503	10,683	3.29	1,368,784	9,257	2.68

Net interest spread		$18,817	2.94%		$17,765	2.83%

Net interest margin			3.98%			3.63%

Provision for credit losses. The provision for credit losses increased to $4.4 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010. The increase in the provision was primarily due to an increase of $3.2 million of specific provisions recorded during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded specific provisions of $6.3 million compared to $3.2 million recorded during the three months ended September 30, 2010. The increase in the specific component of the provision for credit losses was primarily due to an additional specific provision on a previously identified impaired loan, partially offset by slowing negative credit migration, and improving economic conditions. We charged off $9.4 million and $10.4 million of impaired loans during the three months ended September 30, 2011 and 2010, respectively. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans and leases, net” increased to 21% as of September 30, 2011 as compared to 19% as of September 30, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to September 30, 2010, the percentage of loans in our loan and lease portfolio being evaluated under our general allowance analysis has decreased.

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

Impaired loans at September 30, 2011 and 2010 were in both Real Estate and in Leveraged Finance, over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income increased $0.9 million, to $3.4 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. The increase is primarily due to a $2.1 million gain recognized in connection with the repurchase of debt, partially offset by a net loss of $0.6 million on equity method of accounting interests, and a $0.2 million loss on the sale of other real estate owned.

As a result of certain of our troubled debt restructurings, we have received an equity interest in several of our impaired borrowers. The equity interest in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’ results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations may directly impact the remaining net book value of these respective loans. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $1.9 million, to $11.9 million for the three months ended September 30, 2011 from $10.0 million for the three months ended September 30, 2010 primarily due to the acquisition of Business Credit in November 2010. Employee compensation and benefits increased $1.3 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants. General and administrative expenses increased $0.4 million due primarily to an increase in loan workout costs.

Income taxes. For the three months ended September 30, 2011 and 2010, we provided for income taxes based on an effective tax rate of 42% and 40%, respectively. The effective tax rate for the three months ended September 30, 2010 included the impact of a valuation allowance recorded during the quarter.

As of September 30, 2011 and December 31, 2010, we had net deferred tax assets of $47.1 million and $48.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2011. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2011. As of September 30, 2011, our deferred tax asset was primarily comprised of $29.3 million related to our allowance for credit losses and $14.2 million related to equity compensation.

Further, we evaluated our business plans and results during our forecast period of future taxable income (including consideration of liquidity, available sources of funding and capital from existing sources). Our forecast utilized in our September 30, 2011 analysis included a sufficient level of earnings over a reasonable period of time.

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

Comparison of the Nine Months Ended September 30, 2011 and 2010

Interest income. Interest income increased $0.5 million, to $84.8 million for the nine months ended September 30, 2011 from $84.3 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the yield on average interest earning assets to 6.03% from 5.52% primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to September 30, 2010, partially offset by a decrease in average balance of our interest earning assets to $1.9 billion from $2.0 billion.

Interest expense. Interest expense decreased $3.9 million, to $27.6 million for the nine months ended September 30, 2011 from $31.4 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities, and the decrease in accelerated amortization of certain deferred financing fees. The decrease in the average balance of our interest bearing liabilities is primarily attributable to the reduction of total debt from $1.4 billion as of September 30, 2010 to $1.3 billion as of September 30, 2011. During the nine months ended September 30, 2010, we accelerated the amortization of $3.6 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, and we accelerated the amortization totaling $3.0 million of deferred financing fees and unamortized discount resulting from calling the 2009-1 CLO during the nine months ended September 30, 2011.

Net interest margin. Net interest margin increased to 4.07% for the nine months ended September 30, 2011 from 3.46% for the nine months ended September 30, 2010. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to September 30, 2010, partially offset by a slight increase in average cost of funds. The slight increase in average cost of funds is primarily due to the accelerated amortization of deferred financing fees and unamortized discount related to our 2009-1 CLO and the decrease in the average balance of our interest bearing liabilities, partially offset by the accelerated amortization of $3.6 million of deferred financing fees during the nine months ended September 30, 2010 resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.14% from 2.65%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,878,825	$84,803	6.03%	$2,043,488	$84,343	5.52%
Total interest bearing liabilities	1,272,219	27,582	2.90	1,465,406	31,466	2.87

Net interest spread		$57,221	3.14%		$52,877	2.65%

Net interest margin			4.07%			3.46%

Provision for credit losses. The provision for credit losses decreased to $13.0 million for the nine months ended September 30, 2011 from $33.8 million for the nine months ended September 30, 2010. The decrease in the provision was primarily due to a decrease of $21.3 million of specific provisions recorded during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded specific provisions of $18.4 million compared to $39.7 million recorded during the nine months ended September 30, 2010. The decrease in the specific component of the provision for credit losses was primarily due to the charge off of the outstanding loan balances since September 30, 2010 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans and leases, net” increased to 21% as of September 30, 2011 as compared to 19% as of September 30, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to September 30, 2010, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has decreased.

Non-interest income. Non-interest income decreased $9.7 million, to $2.2 million for the nine months ended September 30, 2011 from $11.8 million for the nine months ended September 30, 2010. The decrease is primarily due to a $5.4 million loss on the value of equity interests in certain impaired borrowers, a $1.8 million net loss on equity method of accounting interests, and a $3.1 million decrease in the gain recognized in connection with the repurchase of debt. The equity interest in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter.

Operating expenses. Operating expenses increased $3.5 million, to $32.9 million for the nine months ended September 30, 2011 from $29.4 million for the nine months ended September 30, 2010 primarily due to the acquisition of Business Credit in November 2010. Employee compensation and benefits increased $3.4 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants.

Income taxes. For the nine months ended September 30, 2011 and 2010, we provided for income taxes based on an effective tax rate of 43% and 38%, respectively. Our effective tax rate for the nine months ended September 30, 2011 reflects the impact of state tax related discrete items recorded during the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2010 included the impact of a valuation allowance recorded during that period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. During the third quarter of 2011, we entered into an amendment with Wells Fargo to its term debt facility, which increased its size to $125 million and provided for a revolving reinvestment period of 18 months with a two-year amortization period from the amendment date. Also during the third quarter we extended the revolving period under our credit facility with NATIXIS to October 23, 2011 and subsequently extended it to May 19, 2012. In the second quarter of 2011, we closed on a five-year master repurchase facility to finance a portion of our commercial real estate portfolio and repaid in full our credit facility with Citicorp. In 2010, we renewed a warehouse credit facility on more favorable terms and amended a corporate debt facility to increase the size of the commitment and establish better pricing and advance rates among other improved terms.

We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. We continue to explore, subject to market conditions, opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, secured or unsecured senior debt or a revolving credit facility, to support portfolio growth and strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on the credit performance of our loan portfolio and origination volume. We may need to raise additional capital in the future based on various factors that include: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

Conditions in the capital markets were uncertain in the third quarter of 2011 as economic growth in the US and in the global economy faltered and developments in Europe unsettled the capital markets. Despite these unfavorable developments, the larger, more liquid segments of the securitization markets have maintained their substantial recovery, supporting new issuance for securities backed by mortgages, credit cards, equipment and auto loans. With continued liquidity in these asset classes and normalized market conditions, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of capital for companies like NewStar. Despite the recent downward adjustments in loan market pricing and the volatility in the debt capital markets, conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have remained opened as default rates have declined. The pace of recovery in this market has slowed, but we expect the broader favorable trends to continue as treasury and investment grade bond rates remain at all-time lows and investors focus on higher yielding, floating rate asset classes in order to achieve yield. The past month has shown some renewed stability in debt and equity capital markets and with it, a strengthening of the high yield bond and loan markets. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and other financing options due to the improvement in our financial performance.

We believe that our ability to access new credit facilities and renew and amend our existing credit facilities reflects an overall improvement in the market conditions for funding and continues to indicate progress in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions, we cannot assure you that this will continue, and it is possible that market conditions could become more uncertain or worsen. If they do, we could face materially higher financing costs, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of September 30, 2011 and December 31, 2010, we had $27.6 million and $54.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities. During the second quarter, we fully repaid our credit facility with Citibank, N.A. and we paid down our term credit facility with Wachovia Capital Markets, LLC.

Restricted Cash

Separately, we had $74.6 million and $178.4 million of restricted cash as of September 30, 2011 and December 31, 2010, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2011, we could use $6.0 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2011.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2011, we had impaired loans with an aggregate outstanding balance of $349.1 million. Impaired loans with an aggregate outstanding balance of $269.5 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $103.8 million were on non-accrual status. During the nine months ended September 30, 2011, previously identified non-accrual loans with an aggregate balance of $35.6 million at December 31, 2010 were taken off non-accrual status, and loans with an aggregate balance of $32.5 million were placed on non-accrual status. Impaired loans of $84.1 million were greater than 60 days past due and classified as delinquent. During the three and nine months ended September 30, 2011, we recorded $6.3 million and $18.4 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $26.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2011 and December 31, 2010 was $72.6 million and $84.5 million, or 4.08% and 4.98% of loans and leases, gross, respectively. As of September 30, 2011, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 4.10%.

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

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2011 and for the year ended December 31, 2010 was as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	($ in thousands)
Balance as of beginning of period	$84,503	$113,865
General provision for loan and lease losses	(5,500)	(14,371)
Specific provision for loan losses	18,386	47,695
Net charge offs	(24,741)	(62,686)

Balance as of end of period	72,648	84,503
Allowance for losses on unfunded loan commitments	390	278

Allowance for credit losses	$73,038	$84,781

During the nine months ended September 30, 2011 we recorded a total provision for credit losses of $13.0 million. The Company reduced its allowance for credit losses 89 basis points to 4.10% of gross loans and leases at September 30, 2011 from 4.99% at December 31, 2010, resulting from the increase in its specific allowance for loan and lease losses.

Borrowings and Liquidity

As of September 30, 2011 and December 31, 2010, we had outstanding borrowings totaling $1.3 billion and $1.4 billion, respectively. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of September 30, 2011, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$475,000	$161,909	$313,091	2011 – 2015
Term debt (1)	1,191,305	1,095,977	95,328	2012 – 2022
Repurchase agreements	67,554	67,554	—	2016

Total	$1,733,859	$1,325,440	$408,419

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at September 30, 2011, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit facilities

As of September 30, 2011 we had four credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iii) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), and (iv) a $125 million credit facility with Wells Fargo.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $24.0 million and unamortized deferred financing fees of $0.04 million as of September 30, 2011. Interest on this facility accrues at a variable rate per annum, which was 3.74% at September 30, 2011. On October 20, 2011, we received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012.

As part of our acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, we became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $66.3 million as of September 30, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of September 30, 2011, we had not drawn any amounts from this credit facility.

On July 12, 2011, we entered into an amendment with Wells Fargo to our term debt facility. The amendment increased the amount of the facility to $125.0 million and provides for a revolving reinvestment period of 18 months with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2011, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.74% at September 30, 2011. As of September 30, 2011, unamortized deferred financing fees were $1.9 million and the outstanding balance was $71.7 million.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of September 30, 2011, we had not drawn any amounts from the revolving note. As of September 30, 2011, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 2% for any cancellation made from August 31, 2011 to August 30, 2012, and 1% for any termination made after August 30, 2012.

The term note may be prepaid subject to a prepayment fee, payable whether the prepayment is voluntary or involuntary. If any such prepayment is made on or before August 30, 2012, the prepayment fee will be calculated for the period commencing on the date of such prepayment and continuing through August 30, 2012 and shall be equal to the product of 7.00% per annum multiplied by the amount of the prepayment. If any such prepayment is made after August 30, 2012, such prepayment fee will be equal to the product of (a) the amount of the prepayment and (b)(i) in the case of any such prepayment made during the period commencing on August 31, 2012 and ending on August 30, 2013, 2.00% and (ii) in the case of any such prepayment made at any time after August 30, 2013, 1%. As of September 30, 2011, the term note had an outstanding principal balance of $50.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At September 30, 2011, the $171.7 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $203.2 million. At September 30, 2011, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2011, we repurchased $3.9 million the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2011 identified $48.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the July 13, 2011 report, the cumulative amount redirected was $15.0 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$57,686	0.28%	AA+/Aa2/AAA
Class A-2	80,477	29,447	0.30	AA+/Aa2/AAA
Class B	18,750	18,683	0.50	A+/A2/AA
Class C	39,375	39,233	0.85	B+/Ba1/BB
Class D	24,375	18,224	1.50	CCC-/B1/CCC
Class E	24,375	8,418	4.75	CCC-/Caa2/CC

Total notes	343,352	171,691
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$203,229

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2011, the $387.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $430.7 million. At September 30, 2011, deferred financing fees were $2.0 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During the nine months ended September 30, 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes and $6.0 million of the 2006 CLO Trust’s Class D notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During the nine months ended September 30, 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the September 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$285,527	0.27%	AA+/Aa2/AAA
Class A-2	40,000	38,213	0.28	AA+/Aa2/AAA
Class B	22,500	22,500	0.38	AA/A3/AA
Class C	35,000	28,000	0.68	BBB+/Ba1/A
Class D	25,000	6,250	1.35	CCC+/B1/BBB
Class E	13,750	6,500	1.75	CCC-/B2/BB

Total notes	456,250	386,990
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$430,740

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2011, the $487.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $541.3 million. At September 30, 2011, deferred financing fees were $3.2 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. On April 17, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. On April 19, 2011, Standard and Poor’s upgraded the Class D notes. During the third quarter of 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have future defaults in the 2007-1 CLO Trust in the future.

If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral. During 2010, we elected to purchase $38.8 million of defaulted collateral from the 2007-1 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	0.24%	AA+/Aa2/AAA
Class A-2	100,000	65,603	0.26	AA+/Aa2/AAA
Class B	24,000	24,000	0.55	AA/A2/AA
Class C	58,500	58,500	1.30	BBB+/Baa3/A
Class D	27,000	21,000	2.30	BB-/Ba2/BBB+

Total notes	546,000	487,296
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$541,296

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. On April 7, 2011, Moody’s upgraded the Class C notes and the Class D notes to the ratings shown above. On April 19, 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. Fitch affirmed its ratings on September 9, 2011. (source: Bloomberg Finance L.P.).

On January 7, 2010, we completed a term debt securitization. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2009-1 (the “2009-1 CLO Trust”) and contributed $225 million in loans and investments (including unfunded commitments), or portions thereof, to the 2009-1 CLO Trust at close. We had the ability to contribute an additional $50 million of loan collateral by July 30, 2010 and contributed the full amount during the six months ended June 30, 2010. Simultaneously with the initial contributions, the 2009-1 CLO Trust issued $190.5 million of notes to institutional investors. We retained all of the Class C and subordinated notes, which totaled approximately $87.9 million, representing 32% of the value of the collateral pool. The 2009-1 CLO Trust was a static pool of loans that does not permit for reinvestment of collateral principal repayments. The 2009-1 CLO Trust was callable without penalty on the distribution date in July 2011 and on each distribution date thereafter. On August 1, 2011, we called the 2009-1 CLO Trust and redeemed the notes without penalty and recognized a total of $3.0 million of interest expense due to the accelerated amortization of deferred financing fees and unamortized discount.

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.23% as of September 30, 2011. As of September 30, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $67.6 million. During the three months ended September 30, 2011, we made principal payments totaling $0.4 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

The proceeds of the Macquarie transaction were used to fully repay our credit facility with Citicorp and refinance all of the commercial mortgage loans previously funded by our warehouse line with Wells Fargo. The transaction generated net proceeds for us after retirement of debt and transaction costs of approximately $20.0 million. We did not record any gains or losses. The commercial mortgage loans and related repurchase obligations are consolidated and reflected in our financial statements.

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

At September 30, 2011, we had $241.9 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $189.3 million and unfunded commitments related to delayed draw term loans were $50.3 million. $2.3 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $189.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2011, we categorized $107.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2011, we had $81.7 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2011, revolver usage averaged approximately 46%, which is slightly higher than the average of 40% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three and nine months ended September 30, 2011, revolving commitments decreased $13.5 million and $3.8 million, respectively.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three and nine months ended September 30, 2011, delayed draw credit facility commitments increased $4.2 million and $22.4 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2011 we had $8.8 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2011, the notional value of the interest rate mitigation products was $57.9 million.

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

As of September 30, 2011 and December 31, 2010, investments in debt securities available-for-sale totaled $11.4 million and $4.0 million, respectively. At September 30, 2011 and December 31, 2010, our net unrealized loss on those debt securities totaled $2.7 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2011. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$6,700
Increase of	100	(6,520)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $6.7 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $6.5 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.1 billion. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors or the loans paid off or re-priced.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2011	176,348	$10.68	176,348	$6,356,915
August 1-31, 2011	430,988	9.26	430,988	2,365,498
September 1-30, 2011	248,045	9.54	248,045	—

Three months ended September 30, 2011	855,381	$9.63	855,381	$—

(1)	855,381 shares were repurchased during the period in connection with our share repurchase program that we announced on May 4, 2011, and certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	The repurchase program provided for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program was completed on September 16, 2011 with the repurchase of $10 million of the Company’s common stock. For the entire program, shares of the Company’s common stock were repurchased at an average price of $9.60 per share. The Company’s Board authorized another repurchase program of up to $10 million of the Company’s common stock from time to time or on the open market in privately negotiated transactions on September 29, 2011, but no repurchases were made under this program during the three-month period ending on September 30, 2011.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of NewStar Financial, Inc. (the “Company”).	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Fourth Amended and Restated Sale and Servicing Agreement, dated as of July 12, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 14, 2011 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: November 3, 2011	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of NewStar Financial, Inc. (the “Company”).	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Fourth Amended and Restated Sale and Servicing Agreement, dated as of July 12, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 14, 2011 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.