Form 10-K
period 2011-12-31
NewStar Financial, Inc.
filed 2012-03-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $289,380,624, based on the number of shares held by non-affiliates of the registrant as of June 30, 2011, and based on the reported last sale price of common stock on June 30, 2011. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 2, 2012, 49,442,083 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 9, 2012 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Corporate History and Information

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) was founded in June 2004 by a team of experienced commercial bankers and capital debt markets executives. On December 14, 2006, our common stock began trading on the NASDAQ Global Market, and on December 19, 2006 we completed the initial public offering of our common stock.

We are a Delaware corporation. Our principal executive office is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We focus primarily on the direct origination of bank loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. Our marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. Our emphasis on direct origination is an important aspect of our marketing and credit strategy because it provides us with direct access to our customers’ management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, we have significant input into our customers’ financial strategies and capital structures. From time to time, we also participate in loans as a member of a lending group. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies.

We operate on a national basis and specialize in providing a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, equipment purchases. Our loans and other debt products typically range in size from $5 million to $20 million. We also selectively arrange larger transactions, which we may hold on our balance sheet or syndicate to other lenders, including a private debt fund that we manage called the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”). By syndicating loans to the NCOF and other lenders, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to a single borrower. From time to time, however, our balance sheet exposure to certain loans and other debt products may exceed $20 million.

We operate as a single segment, and we derive revenues from four specialized lending groups that target market segments in which we believe that we have a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•

Real Estate, provides first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Information regarding revenues, profits and losses and total assets of this single segment can be found in the financial statements in Item 8.

As of December 31, 2011, our portfolio of loans, leases and other debt products, which we refer to as our loan portfolio, totaled approximately $2.1 billion of funding commitments, representing $1.9 billion of balances outstanding and $0.2 billion of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2011, 79.7% of our loan our portfolio was comprised of loans originated by our Leveraged Finance group and 14.4% of our loan portfolio was originated by our Real Estate lending group, with the remaining 5.9% originated by our Business Credit and Equipment Finance lending groups. At December 31, 2011, 95.9% of our portfolio was first lien, senior debt.

We also manage a private debt fund, the NCOF, for third-party institutional investors The NCOF invests in loans and other debt products originated or acquired by us. The NCOF is capitalized with $150.0 million of equity raised from third-party institutional investors and initially had a $400.0 million committed credit facility that has been refinanced by a term debt securitization. As of December 31, 2011, the NCOF’s and NCOF CLO II’s (defined below) loan portfolio had total funding commitments and balances outstanding of approximately $551.3 million and $517.6 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $2.7 billion of commitments and $2.4 billion of balances outstanding as of December 31, 2011.

On December 17, 2007, the NewStar Credit Opportunities Funding II (the “NCOF CLO II”) term debt securitization closed and refinanced the initial credit facility. This securitization is a $560.0 million cash flow collateralized loan obligation managed by us. The NCOF CLO II is comprised of $450.0 million rated floating rate notes, of which $161.0 million benefit from a financial guaranty. The NCOF CLO II permits reinvestment of collateral principal repayments for a five-year period ending in December 2012. The NCOF CLO II assets include a diversified portfolio of primarily senior secured corporate loans managed for the benefit of the NCOF and its investors.

Recent Developments

Liquidity

On October 20, 2011, we received notice from NATIXIS Financial Products LLC (“NATIXIS”) that NATIXIS elected to further extend the revolving period under the credit facility to May 19, 2012, the latest date that NATIXIS was permitted to extend the facility under our agreement with NATIXIS.

On November 4, 2011, we entered into an amendment with Wells Fargo Bank, National Association. The amendment increased the amount of the facility to $150.0 million.

On January 27, 2012, we entered in to an amendment to our credit facility with Fortress Credit Corp., which increased the size of the facility from $100.0 million to $125.0 million and extended the maturity date to August 31, 2016.

On February 16, 2012, we entered into a $150.0 million revolving credit facility with NATIXIS which matures on February 16, 2019.

Lending Groups

Our lending activities are organized into four specialized lending groups: Leveraged Finance, Business Credit, Real Estate, and Equipment Finance.

Leveraged Finance

Our Leveraged Finance group originates, structures and underwrites senior, secured cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products to companies with annual EBITDA typically between $5 million and $30 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalization and other purposes. Our Leveraged Finance group also provides senior secured loans to larger middle market companies with greater financing needs by participating in larger credit facilities with other lenders as a member of a syndicate.

We develop new customer relationships and source our loans primarily through the direct marketing and origination efforts of our bankers. Our bankers have established networks of relationships with a wide range of prospective customers and referral sources, including mid-sized companies, private equity firms, corporate executives, regional banks, other non-bank “club” lenders, other finance companies, and investment and commercial banks. To a lesser extent, we may also source loans and other debt products by participating in larger credit facilities syndicated by other lenders.

We target mid-sized companies operating in selected industries and market segments where we believe that we have a competitive advantage and significant lending and underwriting experience, including:

•	healthcare;

•	manufacturing and industrial;

•	financial services;

•	energy/chemical services;

•	printing/publishing;

•	consumer, retail and restaurants; and

•	business and technology services.

We currently offer a range of senior debt financing options, including revolving credit facilities, term loans and other debt products secured by a variety of business assets.

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $5 million to $20 million, although we generally limit the size of the loans that we retain to $17.5 million. In certain cases, however, our loans and debt products may exceed $20 million. As of December 31, 2011, we had two loans which had an outstanding balance greater than $20 million. We also have the capability to arrange significantly larger transactions which we syndicate to other lenders. As a result of that syndication activity, our balance sheet exposure to certain loans and other debt products may exceed $20 million from time to time as reflected in “Loans held-for-sale” which represent amounts in excess of our target hold for investment position. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate, many with interest rate floors; however, some of our loans are fixed rate.

In determining our corporate borrowers’ ability and willingness to repay loans, our Leveraged Finance group conducts a substantial due diligence investigation and performs detailed credit analyses that considers many factors, including the borrowers’:

•	strength and reliability of primary and secondary sources of repayment;

•	equity sponsorship and capital structure;

•	management strength and experience;

•	market position;

•	historical and projected profitability and free cash flow available to service debt;

•	balance sheet strength and liquidity;

•	ability to withstand competitive challenges; and

•	relationships with customers and suppliers.

Among other things, loan agreements typically include a number of financial and restrictive covenants that borrowers must comply with through the term of the loan. These covenants generally may include one or more of the following:

•	maximum ratio of senior debt and total debt to EBITDA;

•	minimum level of EBITDA;

•	minimum fixed charge coverage;

•	minimum interest coverage; and

•	limits on capital expenditures and distributions.

As of December 31, 2011, our Leveraged Finance loan portfolio totaled $1.7 billion in funding commitments and $1.5 billion in balances outstanding, representing 79.7% of our loan portfolio. This represented 174 transactions with an average balance outstanding of approximately $8.6 million. During 2011, we originated $778 million of Leveraged Finance loans, of which we retained $529 million and syndicated $250 million to the NCOF.

Real Estate

Our Real Estate group originates, structures and underwrites first mortgage debt and, to a lesser extent, subordinated asset-based debt primarily to finance the acquisition of commercial real estate properties typically valued between $10 million and $50 million.

We source our commercial real estate loans and other debt products primarily through property investors, specialized commercial real estate brokers, regional banks and other financial intermediaries.

Our commercial real estate loans typically provide capital for the following purposes:

•	acquisition;

•	lease-up;

•	repositioning and build-out; and

•	refinancing and recapitalization.

We have a selective focus on property types where we have significant lending and underwriting experience, including:

•	office;

•	multi-family;

•	retail; and

•	industrial.

Our focus on property types may vary by geographic region based on both economic fundamentals and underlying local market conditions that impact the demand for real estate. Our loans and other debt products typically range in size from $5 million to $20 million. Although we generally limit loan sizes to $17.5 million, our exposure to certain loans and other debt products may exceed $20 million from time to time. Our loans and other debt products typically mature in two to five years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate; however, some of our loans are fixed rate.

For our commercial real estate loans, we perform due diligence and credit analyses that focus on the following key considerations:

•	sponsor’s history, capital and liquidity, and portfolio of other properties;

•	the property’s historical and projected cash flow as a primary source of repayment;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property including refinancing options upon stabilization as a secondary source of repayment;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	borrower’s management.

As of December 31, 2011 our Real Estate loan portfolio totaled $285.5 million in funding commitments and $271.4 million in balances outstanding, representing 14.4% of our total loan portfolio. This represented 28 lending relationships with an average balance outstanding of approximately $9.7 million. During 2011, we originated $3.7 million of new commercial real estate loans. As of December 31, 2011, the NCOF was not investing in any additional commercial real estate loans.

Business Credit

NewStar Business Credit originates, structures and underwrites senior, secured asset-based loans for companies with sales typically between $25 million and $500 million operating across a range of industry sectors. Our asset-based loans typically range in size from $5 million to $20 million. We also have the ability to arrange significantly larger transactions that we may syndicate to others. Our asset-based loans are typically used to fund working capital needs and are secured by eligible, margined collateral, including accounts receivable, inventories, and, to a lesser extent, other long–term assets.

Our asset-based loans typically provide capital for the following purposes:

•	working capital;

•	acquisition;

•	dividend recapitalizations;

•	refinancing and restructuring;

•	corporate growth; and

•	management buyouts.

We target mid-sized companies in a variety of asset-intensive industries for our asset-based loans including:

•	business services;

•	auto/transportation;

•	marketing;

•	retail;

•	general manufacturing;

•	wholesale distribution; and

•	technology.

Our asset-based credit products include the following:

•	revolving lines of credit; and

•	senior secured term loans.

In determining our borrowers’ ability and willingness to repay loans, our Business Credit group conducts a detailed due diligence investigation to assess financial reporting accuracy and capabilities as well as to verify the values of business assets among other things. We employ third parties to conduct field exams to audit financial reporting and to appraise the value of certain types of collateral in order to estimate its liquidation value. Financing arrangements with our customers also typically include substantial controls over the application of borrowers’ cash and we retain discretion over collateral advance rates and eligibility among other key terms and conditions.

As of December 31, 2011 our Business Credit loan portfolio totaled $188.9 million in funding commitments and $108.1 million in balances outstanding, representing 5.9% of our loan portfolio. This represented 16 transactions with an average balance outstanding of approximately $6.8 million. During 2011, we originated $69.0 million of new asset-based loans.

Equipment Finance

Our Equipment Finance group provides a range of lease financing options to mid-sized companies to fund various types of capital expenditures. We originate leases through a combination of internal marketing officers and a network of independent agents who operate under an agreement with us to originate new leases that meet our return objectives and credit standards. We have begun to expand our internal sales and marketing efforts to cross-sell leases to our existing customers and call directly on other end-users in the market, including portfolio companies owned by private equity investment firms that we have established relationships with through our

Leveraged Finance group. We provide an attractive equipment financing alternative for established mid-sized companies that have been hurt by a reduction in the availability of credit from banks and independent lessors sidelined by the credit crisis. We finance essential-use equipment for mid-sized businesses nationwide. Our Equipment Finance group offers a variety of direct finance leases with various end-of-term options to fund a wide range of equipment types, including manufacturing, technology, healthcare, and telecom equipment. Targeted transaction sizes range from $0.5 million to $3 million. We also offer lease lines to meet customers’ needs for planned capital expenditures. We focus on companies with annual sales of at least $25 million across a broad array of industries, including business services, healthcare, telecommunications, financial services, education, retail and manufacturing.

As of December 31, 2011 our Equipment Finance portfolio totaled $3.7 million in funding commitments and balances outstanding, representing 0.2% of our loan portfolio. This represented six transactions with an average balance outstanding of approximately $0.6 million. During 2011, we originated $6.8 million of new equipment finance leases.

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

As of December 31, 2011, first mortgage loans totaled $267.1 million in funding commitments and $252.9 million in balances outstanding, representing 13.4% of our loan portfolio.

Senior secured asset-based

Our senior secured asset-based loans are provided primarily by our Business Credit group, and to a lesser degree by our Leveraged Finance group, and are secured by a first-priority lien on tangible assets and have a first-priority in right of payment. Senior secured asset-based loans are typically advanced under revolving credit facilities against a borrowing base comprised of collateral, including eligible accounts receivable, inventories and other long-term assets.

As of December 31, 2011, senior secured asset-based loans totaled $195.4 million in funding commitments and $114.6 million in balances outstanding, representing 6.1% of our loan portfolio.

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

As of December 31, 2011, senior secured cash flow loans totaled $1.6 billion in funding commitments and $1.4 billion in balances outstanding, representing 76.4% of our loan portfolio.

Other

Our Other loans and debt products are categorized as $41.4 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $1.8 million of senior subordinated cash flow (which are equal as to collateral and subordinate in right of payment of principal and interest to other senior lenders), $33.4 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $1.1 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2011		2010		2009
	($ in thousands)
Composition Type
First mortgage	$252,927	13.4%	$264,156	15.1%	$306,075	15.0%
Senior secured asset-based	114,585	6.1	73,764	4.2	26,463	1.3
Senior secured cash flow	1,439,181	76.4	1,356,805	77.7	1,621,816	79.6
Other	77,635	4.1	52,209	3.0	81,859	4.1

Total	$1,884,328	100.0%	$1,746,934	100.0%	$2,036,213	100.0%

	December 31,
	2011	2010	2009
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$1,501,175	$1,396,934	$1,715,554
Real Estate	271,381	282,610	320,659
Business Credit	108,084	67,390	—
Equipment Finance	3,688	—	—

Total	$1,884,328	$1,746,934	$2,036,213

	December 31, 2011
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Other business services	11.9%	9.5%
Healthcare	11.3	9.0
Manufacturing—consumer non-durable	10.2	8.1
Industrial/Other	8.6	6.9
Financial services	8.5	6.8
Cable/Telecom	5.9	4.7
Printing/Publishing	5.5	4.4
Marketing services	4.5	3.6
Restaurants	4.5	3.6
Consumer services	4.3	3.4
Energy/Chemical services	4.0	3.2
Manufacturing—consumer durable	3.7	3.0
Tech services	3.5	2.8
Broadcasting	3.2	2.5
Environmental services	3.2	2.5
Building materials	2.8	2.1
Retail	2.0	1.6
Auto/Transportation	1.8	1.5
Entertainment/Leisure	0.6	0.5

Total	100.0%	79.7%

	December 31, 2011
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Office	58.7%	8.5%
Multi-family	23.8	3.4
Retail	9.1	1.3
Industrial	4.7	0.7
Other	3.7	0.5

Total	100.0%	14.4%

	December 31, 2011
	Percentage of Business Credit	Percentage of Loan Portfolio
Business Credit by Industry
Other Business Services	39.8%	2.4
Auto/Transportation	15.9	0.9
Marketing services	15.3	0.9
Retail	10.4	0.6
Building materials	5.5	0.3
Industrial/Other	4.6	0.3
Manufacturing—consumer durable	3.7	0.2
Manufacturing—consumer non-durable	3.7	0.2
Healthcare	0.7	0.1
Financial services	0.4	0.0

Total	100.0%	5.9%

The table below shows the final maturities of our loan portfolio as of December 31, 2011:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$234,289	$18,638	$—	$252,927
Senior secured asset-based	37,751	74,536	2,298	114,585
Senior secured cash flow	186,983	1,230,198	22,000	1,439,181
Other	28,499	26,136	23,000	77,635

Total	$487,522	$1,349,508	$47,298	$1,884,328

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2011:

	Fixed- Rate(1)	Adjustable- Rate(2)	Total
	($ in thousands)
First mortgage	$—	$252,927	$252,927
Senior secured asset-based	3,688	110,897	114,585
Senior secured cash flow	13,428	1,425,753	1,439,181
Other	9,489	68,146	77,635

Total	$26,605	$1,857,723	$1,884,328

(1)	As of December 31, 2011, we did not have any interest-rate protection products against the $26.6 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2011 we had interest rate floors on $1.2 billion of adjustable-rate loans outstanding.

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

We are currently in the process of registering as an investment adviser under the Investment Adviser Act of 1940 (the “Advisers Act”) as a result of new SEC rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Advisers Act imposes numerous obligations on such registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Registered investment advisors are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC is authorized to institute proceedings and impose sanctions for violations for the Advisers Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration. As an outcome of the Dodd-Frank Act, Congress is considering whether to modify the SEC’s investment adviser examination program by authorizing one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers.

Employees

As of December 31, 2011, we employed 88 people compared to 82 people at December 31, 2010. At December 31, 2011, our origination group had 27 employees, including 20 bankers who were either managing directors, directors or vice presidents, and seven associates and analysts. Our credit organization had 21 employees, including 10 managing directors. Additionally, we employed 40 people who were involved in administrative roles. We believe our relations with our employees are good. We had 92 employees as of March 2, 2012.

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

We charged off $38.0 million of loans during 2011, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2011, we had delinquent loans of $97.3 million and had loans with an aggregate outstanding balance of $316.3 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $102.2 million at December 31, 2011 were also on non-accrual status.

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

As of December 31, 2011, we had an allowance for credit losses of $64.1 million, including specific reserves of $40.7 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the relatively limited history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

Disruptions in global financial markets have and may continue to increase the number of charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.

Our business, financial condition and results of operations may be adversely affected by the economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Leveraged Finance, Business Credit and Equipment Finance groups primarily consist of loans and leases to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Real Estate group, the recent economic slowdown and recession has led to increases in payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions are unfavorable as they were during recent periods, our non-performing assets are likely to remain elevated and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of our loans or other debt products. As a result, we may have certain commercial real estate loans that we have not classified as impaired with outstanding balances greater than the estimated value of the underlying collateral. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

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

Additionally, because most of our customers do not publicly report their financial condition, we are more susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio. The failure of a customer to accurately report its financial position, compliance with loan covenants or eligibility for additional borrowings could result in our providing loans, leases or other debt products that do not meet our underwriting criteria, defaults in loan and lease payments, the loss of some or all of the principal of a particular loan or loans, including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information.

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

As of December 31, 2011, balloon and bullet transactions represented 90% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2011, cash flow transactions comprised $1.4 billion, or 76%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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

We are not the sole lender or agent for most of our leveraged finance loans or other debt products. Consequently, we do not have absolute control over how these loans or other debt products are administered or have control over those loans. When we are not the sole lender or agent, we may be required to seek approvals from other lenders before we take actions to enforce our rights.

A majority of our leveraged finance loan portfolio consists of loans and other debt products in which we are neither the sole lender, the agent for the lending group that receives payments under the loan or other debt product nor the agent that controls the underlying collateral. For these loans and other debt products, we may not have direct access to the customer and, as a result, may not receive the same financial or operational information as we receive for loans or other debt products for which we are the agent. This may make it more difficult for us to track or rate these loans or other debt products. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan or other debt product without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans or other debt products may choose not to take the same actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan that we would have taken had we been the agent for the loan or other debt product.

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

To a lesser extent, we provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2011, our second lien and, subordinated/mezzanine loans totaled $77.6 million.

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

As of December 31, 2011, our $50 million credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) was scheduled to mature on May 19, 2012. If we do not extend our credit facility with NATIXIS on or before the maturity date, our ability to make new borrowings under that credit facility would terminate. During 2011, we paid off one $75 million credit facility. Additionally, we entered into one new $75 million note purchase agreement, a new $68 million financing arrangement backed primarily by a portfolio of commercial mortgage loans previously originated by us, and increased the size of another credit facility to $150 million.

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

We have recorded deferred financing fees associated with most of our financing facilities. These deferred financing fees amortize over the contractual life of the financing facility. If a financing facility were to terminate before the contractual maturity date, we would be required to accelerate amortization of the remaining balance of the deferred financing fees which could have a negative impact our results of operations and financial condition. For example, in 2011 we called our 2009-1 CLO Trust and redeemed the notes, which resulted in the accelerated amortization of deferred financing fees under this term debt securitization.

Our lenders and noteholders could terminate us as servicer of our loans, which would adversely affect our ability to manage our loan portfolio and reduce our net interest income.

Upon the occurrence of specified default events, our lenders under our credit facilities and the holders of the notes issued in our term debt securitizations may elect to terminate us as servicer of the loans and other debt products under the applicable facility and appoint a successor servicer. These default events include, but are not limited to, certain financial covenants and the loss of certain key members of our senior management, including our Chief Executive Officer and Chief Investment Officer. We do not maintain key man life insurance on any of our senior management nor have we taken any other precautions to offset the financial loss we could incur as a result of any of their departures, however, we do have employment contracts with our senior management. Certain of our credit facilities include cure rights which would enable us to correct the event of default and maintain our status as servicer.

If we are terminated as servicer, we will no longer receive our servicing fee, but we will continue to receive the excess interest rate spread as long as the term debt securitization does not need to trap the excess spread as a result of defaulted loan collateral. In addition, because any successor servicer may not be able to service our loan portfolio according to our standards, any transfer of servicing to a successor servicer could result in reduced or delayed collections, delays in processing payments and information regarding the loans and other debt products and a failure to meet all of the servicing procedures required by the applicable servicing agreement. Consequently, the performance of our loans and other debt products could be adversely affected and our income generated from those loans and other debt products significantly reduced.

Our liquidity position could be adversely affected if we were unable to complete additional term debt securitizations in the future, or if the reinvestment periods in our term debt securitizations terminate early, which could create a material adverse affect on our financial condition and results of operations.

We have completed four term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $1.8 billion of notes. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to CC by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Caa2 by Moody’s Investors Service, Inc., depending on the class of notes.

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

•	regulatory considerations;

•	our ability to service our loan portfolio and that ability continuing to be perceived as adequate to make the issued securities attractive to investors; and

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt securitizations.

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

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $129.4 million in principal amount, issued in each of our three outstanding term debt securitizations that were outstanding as of December 31, 2011. Also, as of December 31, 2011, we have repurchased $62.9 million of outstanding notes of our term debt securitizations. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $43.8 million and $7.4 million for the years ended December 31, 2011 and 2010, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

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

We must also monitor our loan portfolio to ensure that the value of the investment securities we hold does not exceed 40.0% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the combined value of the investment securities issued by our subsidiaries that are investment companies or that must rely on the exceptions provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act rather than another exception or exemption, together with any other investment securities we may own, exceeds 40.0% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. Because we believe that the interests we hold in our subsidiaries generally will not be investment securities, we do not expect to own nor do we propose to acquire investment securities in excess of 40.0% of the value of our total assets on an unconsolidated basis. However, the SEC is considering proposing amendments to Rule 3a-7 under the Investment Company Act and issued an advance notice of proposed rulemaking in August 2011 (Release No. IC-29779) to solicit public comment on the treatment of asset-backed issuers under the Investment Company Act. Under consideration are changes that could amend or eliminate the provision upon which we currently rely to ensure that our interests in certain of our subsidiaries do not constitute investment securities for purposes of the Investment Company Act. If adopted, such changes could, among other things, require us to register as an investment company or take other actions to permit us to continue to be excluded from the definition of investment company. These actions could involve substantial changes to our operations and organizational structure.

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

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected. If we did not register despite being required to do so, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Our Operating and Trading History

We have incurred losses in the past and may not achieve profitability in future periods.

For the years ended December 31, 2011 and 2010, we recorded net income of $14.1 million and $10.2 million, respectively. For the year ended December 31, 2009, we recorded a net loss of $44.3 million. The loss for 2009 was primarily due to the specific provision for loan losses of $132.5 million. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

We are subject to federal, state and local laws and regulations that govern non-depository commercial lenders and businesses generally. In response to SEC rules promulgated under the Dodd-Frank Act, we will also, by the end of the first quarter of 2012, be required to register with the SEC as an investment adviser and to conform our activities to regulation under the Investment Advisers Act of 1940. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of any registration that we may be required to hold. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impair our ability to retain clients and develop new client relationships, which may reduce our revenues.

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2011 was approximately 87,000 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we sublease 15,116 square feet of office space under a sublease which expires in 2013. We also maintain leased offices in Darien, Connecticut, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, Los Angeles, California, Philadelphia, Pennsylvania, Portland, Oregon, and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Mine and Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 2, 2012, there were approximately 79 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2011 and 2010 is presented below:

	2011		2010
	High	Low	High	Low
Quarter ended:
December 31	$11.03	$8.31	$10.57	$7.34
September 30	11.37	7.17	7.70	6.06
June 30	12.43	8.55	8.28	6.36
March 31	11.44	9.26	6.71	3.99

On March 2, 2012, the last reported closing price of our common stock on the NASDAQ Global Market was $9.37 per share.

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2006. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2011:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2011	397	$9.05	—	$10,000,000
November 1-30, 2011	—	—	—	10,000,000
December 1-31, 2011	131,606	9.78	—	10,000,000

Total: Three months ended December 31, 2011	132,003	9.78	—	10,000,000

(1)	The Company did not repurchase any shares during the period in connection with our share repurchase program that we announced on September 29, 2011.
(2)	These columns include the acquisition of an aggregate of 132,003 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.
(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$115,680	$112,826	$136,569	$188,770	$204,295
Interest expense	34,953	40,558	41,927	86,216	109,703

Net interest income	80,727	72,268	94,642	102,554	94,592
Provision for credit losses	17,312	32,997	133,093	38,224	19,510

Net interest income (loss) after provision for credit losses	63,415	39,271	(38,451)	64,330	75,082
Fee income	3,070	2,409	1,657	4,518	15,797
Asset management income	2,635	2,872	2,934	6,283	5,304
Gain on derivatives	242	28	533	2,157	777
Gain (loss) on sale of loans and debt securities	128	(116)	—	282	(4,615)
Gain on acquisition	—	5,649	—	—	—
Loss on investments in debt securities	—	—	—	(932)	(20,303)
Loss on residual interest in securitization	—	—	—	(631)	(30,556)
Other income (loss)	(2,008)	7,854	5,529	7,253	5,420

Total non-interest income (loss)	4,067	18,696	10,653	18,930	(28,176)
Compensation and benefits	30,144	26,418	26,403	30,413	45,364
Occupancy and equipment	2,036	2,094	3,121	3,286	2,718
General and administrative expenses	11,751	12,101	12,911	11,090	9,412

Total operating expenses	43,931	40,613	42,435	44,789	57,494

Income (loss) before income taxes	23,551	17,354	(70,233)	38,471	(10,588)
Income tax expense (benefit)	9,403	6,935	(24,353)	16,073	(1,949)

Net income (loss) before noncontrolling interest	14,148	10,419	(45,880)	22,398	(8,639)
Net loss (income) attributable to noncontrolling interest	—	(187)	1,620	—	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$14,148	$10,232	$(44,260)	$22,398	$(8,639)

Income (loss) per share:
Basic	$0.29	$0.21	$(0.90)	$0.46	$(0.23)
Diluted	0.27	0.19	(0.90)	0.46	(0.23)
Weighted average shares outstanding:
Basic	48,106,032	49,449,314	49,119,285	48,340,067	36,900,640
Diluted	52,925,924	52,548,104	49,119,285	48,340,067	36,900,640
Outstanding shares of common stock	49,345,676	50,562,826	49,994,858	48,466,166	43,355,713

	December 31,
	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$18,468	$54,365	$39,848
Restricted cash	83,815	178,364	136,884
Investments in debt securities, available-for-sale	17,817	4,014	4,183
Loans, held-for-sale	38,278	41,386	15,736
Loans, net	1,699,187	1,590,331	1,878,978
Other assets	88,818	106,506	124,443

Total assets	$1,946,383	$1,974,966	$2,200,072

Credit facilities	$214,711	$108,502	$91,890
Term debt	1,073,105	1,278,868	1,523,052
Repurchase agreements	64,868	—	—
Other liabilities	29,937	33,417	35,010

Total liabilities	1,382,621	1,420,787	1,649,952
Total stockholders’ equity	563,762	554,179	550,120

Supplemental Data:
Investments in debt securities, gross	$25,298	$6,468	$6,635
Loans held-for-sale, gross	38,837	42,228	15,990
Loans held-for-investment, gross	1,820,193	1,698,238	2,013,588

Loans and investments in debt securities, gross	1,884,328	1,746,934	2,036,213
Unused lines of credit	252,422	270,793	230,838
Standby letters of credit	6,462	8,737	18,771

Total funding commitments	$2,143,212	$2,026,464	$2,285,822

Loan portfolio	$1,884,328	$1,746,934	$2,036,213
Loans owned by the NCOF	517,596	451,929	542,504

Managed loan portfolio	$2,401,924	$2,198,863	$2,578,717

Loans held-for-sale, gross	$38,837	$42,228	$15,990
Loans held-for-investment, gross	1,820,193	1,698,238	2,013,588

Total loans, gross	1,859,030	1,740,466	2,029,578
Deferred fees, net	(57,865)	(24,247)	(20,999)
Allowance for loan losses—general	(23,022)	(24,432)	(38,485)
Allowance for loan losses—specific	(40,678)	(60,350)	(75,380)

Total loans, net	$1,737,465	$1,631,437	$1,894,714

Average Balances (1):
Loans and other debt products, gross	$1,776,195	$1,870,178	$2,258,237
Interest earning assets (2)	1,886,165	2,007,908	2,379,622
Total assets	1,885,407	2,016,264	2,397,468
Interest bearing liabilities	1,286,256	1,430,526	1,782,105
Equity	560,617	546,974	572,417

	Year Ended December 31,
	2011	2010	2009
Performance Ratios (3):
Return on average assets	0.75%	0.51%	(1.85)%
Return on average equity	2.52	1.87	(7.73)
Net interest margin, before provision	4.28	3.60	3.98
Loan portfolio yield	6.50	6.02	6.03
Efficiency ratio	51.81	44.74	39.69

Credit Quality and Leverage Ratios (4):
Delinquent loan rate (at period end)	5.34%	6.74%	6.15%
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	0.46%	0.50%	0.99%
Non-accrual loan rate (at period end)	5.61%	7.98%	8.08%
Non-performing asset rate (at period end)	5.61%	8.17%	8.55%
Net charge off rate (end of period loans)	2.09%	3.69%	3.61%
Net charge off rate (average period loans)	2.15%	3.36%	3.22%
Allowance for credit losses ratio (at period end)	3.52%	4.99%	5.68%
Debt to equity (at period end)	2.40x	2.50x	2.96x
Equity to assets (at period end)	28.96%	28.06%	24.87%

(1)	Averages are based upon the average daily balance during the period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report.

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We focus primarily on the direct origination of bank loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. Our marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. Our emphasis on direct origination is an important aspect of our marketing and credit strategy because it provides us with direct access to our customers’ management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, we have significant input into our customers’ financial strategies and capital structures. From time to time, we also participate in loans as a member of a lending group. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies.

We operate as a single segment, and we derive revenues from four specialized lending groups that target market segments in which we believe that we have a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•

Real Estate, provides first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our four national specialized lending platforms. We also rely, to some extent, on the capital markets for funding through the issuance of asset-backed notes. Overall, conditions in targeted segments of the loan markets improved in the fourth quarter of 2011 as pricing remained attractive and loan demand increased. An improving macro-economic environment, lower unemployment and more certainty about the potential impact of the Eurozone debt crisis created a more constructive environment for acquisitions and private investment activity. After significant disruption and volatility in the capital markets through the third quarter, conditions improved in the fourth quarter with gains in debt and equity new issuance volumes, including asset-backed securities.

We continued to originate new loans with attractive credit spreads and yields in the fourth quarter, which compared favorably to historical averages for comparably rated loans. Pricing and credit parameters in our target markets in the fourth quarter also compared favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

After a relatively weak third quarter, loan demand began to rebound modestly in September and continued to improve through the fourth quarter. We originated new funded loans totaling $257 million in the fourth quarter, which is the highest level of origination since 2007. Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity increased in the fourth quarter due to a combination of seasonal factors and improvements in sentiment as macro-economic activity increased, unemployment declined and Euro-zone risks appeared to abate.

We continue to believe demand for new middle market loans and credit products will continue to increase because substantial amounts of debt are nearing maturity and will need to be refinanced, and private equity firms have substantial un-invested capital, which we believe that they will deploy according to investment strategies that emphasize investments in mid-sized companies. We also continue to believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and credit products offered by the Company and conditions in our lending markets will remain favorable for an extended period of time.

Recent Developments

Liquidity

On February 16, 2012, we entered into a $150.0 million revolving credit facility with NATIXIS which matures on February 16, 2019.

On January 27, 2012, we entered in to an amendment to our credit facility with Fortress Credit Corp. which increased the size of the facility from $100.0 million to $125.0 million and extended the maturity date to August 31, 2016.

On November 4, 2011, we entered into an amendment to our credit facility with Wells Fargo, National Association which increased the amount of the facility from $125.0 million to $150.0 million.

On October 20, 2011, we received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012, the latest date that NATIXIS was permitted to extend the facility under our agreement with NATIXIS.

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2011, the Company had not repurchased any of its common stock under this plan.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NewStar’s basic and diluted income per share for 2011 was $0.29 and $0.27, respectively, on net income of $14.1 million compared to basic and diluted income per share for 2010 of $0.21 and $0.19, respectively, on net income of $10.2 million and a basic and diluted loss per share of $0.90 on a net loss of $44.3 million for 2009.

Our managed loan portfolio was $2.4 billion at December 31, 2011 compared to $2.2 billion at December 31, 2010 and $2.6 billion at December 31, 2009. During 2011, loans owned by the NCOF increased $65.7 million to $517.6 million at year end.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.50% for 2011, 6.02% for 2010 and 6.03% for 2009. The increase from 2010 to 2011 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2010. The portfolio yield for accruing loans was 6.99% for 2011.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.28% for 2011, 3.60% for 2010 and 3.98% for 2009. The primary factors impacting net interest margin for 2011 were non-accrual loans, the accelerated amortization of deferred financing fees and unamortized discount resulting from the call of the 2009-1 CLO, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2010 were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, changes in three-month LIBOR, non-accrual loans, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 51.81% for 2011, 44.74% for 2010 and 39.69% for 2009. The increase in our efficiency ratio during 2011 as compared to 2010 was primarily due to lower non-interest income and higher operating expenses, partially offset by higher net interest income during 2010. The increase in our efficiency ratio during 2010 as compared to 2009 was primarily due to a decrease in net interest income during 2010, partially offset by an increase in non-interest income as a result of the gain on acquisition.

Allowance for credit losses

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 3.52% at December 31, 2011, 4.99% as of December 31, 2010 and 5.68% as of December 31, 2009. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, and slowing negative credit migration and improving economic conditions. At December 31, 2011, the specific allowance for credit losses was $40.7 million, and the general allowance for credit losses was $23.4 million. At December 31, 2010, the specific allowance for credit losses was $60.4 million, and the general allowance for credit losses was $24.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 5.34% as of December 31, 2011 as compared to 6.74% as of December 31, 2010. We expect the delinquent loan rate to remain elevated if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0.46% as of December 31, 2011 as compared to 0.50% as of December 31, 2010. We expect the delinquent accruing loan rate to increase if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 5.61% as of December 31, 2011 and 7.98% as of December 31, 2010. As of December 31, 2011 and 2010, the aggregate outstanding balance of non-accrual loans was $102.2 million and $135.6 million, respectively and total outstanding loans held for investment were $1.8 billion and $1.7 billion, respectively. We expect the non-accrual loan rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 5.61% as of December 31, 2011 and 8.17% as of December 31, 2010. As of December 31, 2011 and 2010 the sum of the aggregate outstanding value of non-performing assets was $102.2 million and $139.0 million, respectively. We expect the non-performing asset rate to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For 2011, 2010 and 2009, the net charge off rate was 2.09%, 3.69% and 3.61%, respectively. We expect the net charge off rate (end of period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For 2011, 2010 and 2009, the net charge off rate was 2.15%, 3.36% and 3.22%, respectively. We expect the net charge off rate (average period loans and leases) to remain elevated if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets was 0.75% for 2011 and 0.51% for 2010. Return on average assets was not meaningful for 2009 as we had a net loss.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.52% for 2011 and 1.87% for 2010. Return on average equity was not meaningful for 2009 as we had a net loss.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Net interest income:
Interest income	$115,680	$112,826	$136,569
Interest expense	34,953	40,558	41,927

Net interest income	80,727	72,268	94,642
Provision for credit losses	17,312	32,997	133,093

Net interest income (loss) after provision for credit losses	63,415	39,271	(38,451)
Non-interest income:
Fee income	3,070	2,409	1,657
Asset management income	2,635	2,872	2,934
Gain on derivatives	242	28	533
Gain (loss) on sale of loans	128	(116)	—
Gain on acquisition	—	5,649	—
Loss on investments in debt securities	—	—	—
Loss on residual interest in securitization	—	—	—
Other income (loss)	(2,008)	7,854	5,529

Total non-interest income	4,067	18,696	10,653
Operating expenses:
Compensation and benefits	30,144	26,418	26,403
Occupancy and equipment	2,036	2,094	3,121
General and administrative expenses	11,751	12,101	12,911

Total operating expenses	43,931	40,613	42,435

Income (loss) before income taxes	23,551	17,354	(70,233)
Income tax expense (benefit)	9,403	6,935	(24,353)

Net income (loss) before noncontrolling interest	14,148	10,419	(45,880)
Net loss (income) attributable to noncontrolling interest	—	(187)	1,620

Net income (loss)	$14,148	$10,232	$(44,260)

Comparison of the Years Ended December 31, 2011 and 2010

Interest income. Interest income increased $2.9 million, to $115.7 million for 2011 from $112.8 million for 2010. The increase was primarily due to an increase in the yield on average interest earning assets to 6.13% from 5.62%, primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to December 31, 2010 and the decrease in the average balance of our interest earning assets.

Interest expense. Interest expense decreased $5.6 million, to $35.0 million for 2011 from $40.6 million for 2010. The decrease was primarily due to a decrease in the average balance of our interest bearing liabilities and a decrease in accelerated amortization of certain deferred financing fees. During 2011, we called our 2009-1 CLO which resulted in the accelerated amortization of the associated unamortized discount and deferred financing fees totaling $3.0 million. During 2010, we accelerated the amortization of $3.9 million of deferred financing fees resulted from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp.

Net interest margin. Net interest margin increased to 4.28% for 2011 from 3.60% for 2010. The increase in net interest margin was primarily due to an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to December 31, 2010, partially offset by a slight increase in average cost of funds. The slight increase in average cost of funds is primarily due to the accelerated amortization of deferred financing fees and unamortized discount related to our 2009-1 CLO and the decrease in the average balance of our interest bearing liabilities, partially offset by the accelerated amortization of $3.6 million of deferred financing fees during 2010 resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.42% from 2.78%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2011 and 2010:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,886,165	$115,680	6.13%	$2,007,908	$112,826	5.62%
Total interest bearing liabilities	1,286,256	34,953	2.72	1,430,526	40,558	2.84

Net interest spread		$80,727	3.42%		$72,268	2.78%

Net interest margin			4.28%			3.60%

Provision for credit losses. The provision for credit losses decreased to $17.3 million for 2011 from $33.0 million for 2010. The decrease in the provision was primarily due to a decrease of $28.9 million of specific provisions recorded during 2011 as compared to 2010. During 2011, we recorded specific provisions of $18.8 million compared to $47.7 million recorded during 2010. The decrease in the specific component of the provision for credit losses was primarily due to lower outstanding loan balances since December 31, 2010 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans and leases, net” decreased to 19% as of December 31, 2011 as compared to 22% as of December 31, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio decreased as compared to December 31, 2010, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has increased.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. In response to deteriorating commercial real estate market conditions during 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate loans to reflect:

•	lack of liquidity in commercial real estate debt and equity capital markets;

•	lack of transaction activity to provide visibility of underlying asset values; and

•	a general decline in property values that had increased the probability of default for borrowers with high loan to value ratios.

The principal modification made during 2009 included the introduction of a stress multiplier to the allowance for loan losses methodology, which was designed to capture default characteristics that are difficult to quantify when market conditions cause underlying commercial real estate values to decline. The stress multiplier is based on the expectation that a loan’s default rate will increase as the loan to value ratio increases. The Company reviewed its commercial real estate loan portfolio, and applied the stress multiplier to all commercial real estate loans where the borrower’s loan to value ratio exceeded a specific threshold. The stress multiplier was tiered and stepped up in specified increments as the loan-to-value ratio increased.

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at this time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Last, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation. During 2011, we reduced our general allowance for credit losses to reflect improving performance in our non-impaired loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all nonaccrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at December 31, 2011 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $14.6 million, to $4.1 million for 2011 from $18.7 million for 2010. The decrease is primarily due to a $5.4 million loss on the value of equity interests in certain impaired borrowers, a $2.9 million net loss on equity method of accounting interests, a $2.5 million decrease in the gain recognized in connection with the repurchase of debt, and the $5.6 million gain on acquisition during 2010.

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

Operating expenses. Operating expenses increased $3.3 million, to $43.9 million for 2011 from $40.6 million for 2010 primarily due to the acquisition of Business Credit in November 2010. Employee compensation and benefits increased $3.7 million primarily due to higher headcount and an increase in the non-cash compensation charge related to equity award grants.

Income taxes. For 2011 and 2010, we provided for income taxes based on an effective tax rate of 40% for both years. The effective tax rate for 2011 and 2010 included the impact of a valuation allowance recorded during 2010 and its reversal during 2011.

As of December 31, 2011 and 2010, we had net deferred tax assets of $47.9 million and $48.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2011. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2011. As of December 31, 2011, our deferred tax asset was primarily comprised of $26.0 million related to our allowance for credit losses and $12.9 million related to equity compensation.

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

Provision for credit losses. The provision for credit losses decreased to $33.0 million for 2010 from $133.1 million for 2009. The decrease in the provision was primarily due to a decrease of $84.8 million of specific provisions and a decrease of $15.3 million of general provisions recorded during 2010 as compared to 2009. During 2010, we recorded specific provisions of $47.7 million compared to $132.5 million recorded during 2009. The decrease in the specific component of the provision for credit losses was principally due to lower outstanding balance of impaired loans during 2010, slowing negative credit migration, and improving economic conditions. The decrease in the general component of the provision for credit losses was principally due to the $288.6 million decrease in total loans net as compared to December 31, 2009. Our general allowance for credit losses covers probable losses in our loan portfolio with respect to loans for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” increased to 22% as of December 31, 2010 as compared to 18% as of December 31, 2009. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio increased as compared to December 31, 2009, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has decreased.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. In 2011, we renewed a warehouse credit facility on more favorable terms and amended a corporate debt facility to increase the size of the commitment and establish better pricing and advance rates among other improved terms. In the second quarter of 2011, we closed on a five-year master repurchase facility to finance a portion of our commercial real estate portfolio and repaid in full our credit facility with Citicorp. During the third quarter of 2011, we entered into an amendment with Wells Fargo to its credit facility that increased its size to $125 million, which was subsequently increased to $150 million during the fourth quarter of 2011, and provided for a revolving reinvestment period of 18 months with a two-year amortization period from the amendment date. Also during the third quarter we extended the revolving period under our credit facility with NATIXIS to October 23, 2011 and subsequently extended it to May 19, 2012. We also called our 2009-1 CLO during the third quarter of 2011. Additionally, in January 2012 we amended our facility with Fortress to increase the size of the facility to $125 million and extended the maturity date to August 31, 2016.

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

Despite a strengthening U.S. economy, conditions in the global capital markets remained unsettled during most of the fourth quarter of 2011 primarily due to the European financial crisis. Notwithstanding this volatility, the larger, more liquid segments of the securitization markets continued their recovery, supporting new issuances of securities backed by mortgages, credit cards, equipment and auto loans. With continued liquidity in these asset classes and otherwise normalized market conditions, the securitization markets for other asset types, including CLOs, have also recovered to a point that we believe they provide a reliable source of capital for companies like NewStar. Conditions in the securitization market for bank loans, which the Company partially relies upon for funding, have remained open as default rates have declined, despite weakness in loan market pricing in the fourth quarter and the capital market volatility noted above. The pace of recovery in the securitization market for bank loans slowed through much of the fourth quarter, but has picked up in last few weeks. We expect the broader favorable trends to continue as treasury and investment grade bond rates remain at all-time lows and investors focus on higher yielding, floating rate asset classes in order to achieve yield. The past two months have also shown renewed stability in debt and equity capital markets and with it, strengthening of the high yield bond and loan markets as well as the CLO market. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of December 31, 2011 and 2010, we had $18.5 million and $54.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities. During the second quarter of 2011, we fully repaid our credit facility with Citibank, N.A.

Restricted Cash

Separately, we had $83.8 million and $178.4 million of restricted cash as of December 31, 2011 and 2010, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2011, we could use $25.2 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2011.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2011, we had impaired loans with an aggregate outstanding balance of $316.3 million. Impaired loans with an aggregate outstanding balance of $243.5 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $102.2 million were on non-accrual status. During 2011, previously identified non-accrual loans with an aggregate balance of $38.2 million at December 31, 2010 were taken off non-accrual status, loans with an aggregate balance of $56.4 million were placed on non-accrual status, and $38.0 million of loans were charged-off. Impaired loans of $97.2 million were greater than 60 days past due and classified as delinquent. During 2011, we recorded $18.8 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $13.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of December 31, 2011 and 2010 was $63.7 million and $84.5 million, or 3.50% and 4.98% of loans and leases, gross, respectively. As of December 31, 2011, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 3.52%.

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

Activity in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance as of beginning of period	$84,503	$113,865	$52,498
General provision for loan and lease losses	(1,604)	(14,371)	1,493
Specific provision for loan losses	18,782	47,695	132,474
Net charge offs	(37,981)	(62,686)	(67,600)
Charge offs upon transfer to loans held-for-sale	—	—	(5,000)

Balance as of end of period	63,700	84,503	113,865
Allowance for losses on unfunded loan commitments	412	278	605

Allowance for credit losses	$64,112	$84,781	$114,470

During 2011 we recorded a total provision for credit losses of $17.3 million. The Company decreased its allowance for credit losses 147 basis points to 3.52% of gross loans and leases at December 31, 2011 from 4.99% at December 31, 2010 due to improving economic conditions and slowing negative credit migration.

Borrowings and Liquidity

As of December 31, 2011 and 2010, we had outstanding borrowings totaling $1.4 billion at each period end. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of December 31, 2011, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$500,000	$214,711	$285,289	2012 – 2015
Term debt (1)	1,136,037	1,073,105	62,932	2012 – 2022
Repurchase agreements	64,868	64,868	—	2016

Total	$1,700,905	$1,352,684	$348,221

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at December 31, 2011, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit Facilities

As of December 31, 2011 we had four credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iii) a $75 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (iv) a $150 million credit facility with Wells Fargo.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $40.8 million and unamortized deferred financing fees of $0.2 million as of December 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 3.80% at December 31, 2011. On October 20, 2011, we received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012.

As part of our acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly owned subsidiaries (“Business Credit”) on November 1, 2010, we became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $74.0 million as of December 31, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of December 31, 2011, we had not drawn any amounts from this credit facility.

On November 4, 2011, we entered into an amendment with Wells Fargo to our credit facility. The amendment increased the amount of the facility to $150.0 million. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2011, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.80% at December 31, 2011. As of December 31, 2011, unamortized deferred financing fees were $1.9 million and the outstanding balance was $100.0 million.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010. The credit facility, as amended, consists of a $50.0 million revolving note and a $50.0 million term note, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%. On January 27, 2012, we further amended the credit facility. The facility now consists of a $25.0 million revolving note and a $100.0 million term note which matures on August 31, 2016.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of December 31, 2011, we had not drawn any amounts from the revolving note. As of December 31, 2011, unamortized deferred financing fees were $2.7 million.

Additionally, the amendment on January 27, 2012 amended the commitment termination fees under the facility. Effective January 27, 2012, the revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 0% if the revolving commitments are terminated prior to June 30, 2012, 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee, payable whether the prepayment is voluntary or involuntary. Prepayment made before January 27, 2013 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment made during the period from January 28, 2013 to August 31, 2015 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of December 31, 2011, the term note had an outstanding principal balance of $50.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At December 31, 2011, the $166.6 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $198.2 million. At December 31, 2011, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2011, we repurchased $3.9 million the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated October 13, 2011 identified $48.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the October 13, 2011 report, the cumulative amount redirected was $15.6 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$54,338	0.28%	AA+/Aa2/AAA
Class A-2	80,477	27,738	0.30	AA+/Aa2/AAA
Class B	18,750	18,683	0.50	A+/A2/AA
Class C	39,375	39,233	0.85	B+/Ba1/BB
Class D	24,375	18,224	1.50	CCC-/B1/CCC
Class E	24,375	8,418	4.75	CCC-/Caa2/CC

Total notes	343,352	166,634
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$198,172

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings in February 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2011 (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2011, the $345.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $389.4 million. At December 31, 2011, deferred financing fees were $1.7 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated December 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the December 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$250,851	0.27%	AA+/AAA/AAA
Class A-2	40,000	33,572	0.28	AA+/AAA/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	CCC+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC-/Ba1/BB

Total notes	456,250	345,673
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$389,423

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2011, the $510.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $564.8 million. At December 31, 2011, deferred financing fees were $3.0 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2011	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	0.24%	AA+/AAA/AAA
Class A-2	100,000	89,103	0.26	AA+/AAA/AAA
Class B	24,000	24,000	0.55	AA/Aa3/AA
Class C	58,500	58,500	1.30	BBB+/Baa1/A
Class D	27,000	21,000	2.30	BB-/Ba1/BBB+

Total notes	546,000	510,796
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$564,796

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.28% as of December 31, 2011. As of December 31, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $64.9 million. During 2011, we made principal payments totaling $1.5 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2011, the Company had not repurchased any of its common stock under this plan.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2011:

	Payments due by period				Total
	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Credit facilities (1)	$40,750	$74,004	$99,957	$—	$214,711
Term debt (1)	—	50,000	—	1,023,105	1,073,105
Repurchase agreement	—	—	64,868	—	64,868
Non-cancelable operating leases	955	538	415	—	1,908

Total	$41,705	$124,542	$165,240	$1,023,105	$1,354,592

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

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

Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain or (loss) on derivatives in our consolidated statements of operations.

During 2010, we entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. During 2011, the lone remaining outstanding interest rate swap agreement was terminated. We record the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2011 and 2010, the Company recorded hedge ineffectiveness of $51,841 and $39,494, respectively, which is included in loss on derivatives in the Company’s consolidated statements of operations. We estimate that the net amount of existing unrealized losses at December 31, 2011 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.3 million. The reclassification is expected to result in additional interest expense.

The table below provides information about our derivative financial instruments, excluding customer derivatives, as of December 31, 2011.

Summary of Derivative Positions at December 31, 2011

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
($ in thousands)
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (average notional expected outstanding)	$—	$—	$—	$—	$—	$—	$—	$—
Average pay rate	––	––	––	—	—	—
Average receive rate	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR	1-mo USD LIBOR

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

At December 31, 2011, we had $252.3 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $197.8 million and unfunded commitments related to delayed draw term loans were $48.0 million. $6.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $197.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2011, we categorized $115.0 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2011, we had $82.8 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2011, revolver usage averaged approximately 43%, which is line with the average of 42% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months and year ended December 31, 2011, revolving commitments decreased $4.3 million and $8.1 million, respectively.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months and year ended December 31, 2011, delayed draw credit facility commitments increased $2.0 million and $24.4 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2011 we had $6.5 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2011, the notional value of the interest rate mitigation products was $0.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Allowance for credit losses

The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2011, we had an allowance for credit losses of $64.1 million, with specific allowances totaling $40.7 million.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. In response to deteriorating commercial real estate market conditions during 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate loans to reflect:

•	lack of liquidity in commercial real estate debt and equity capital markets;

•	lack of transaction activity to provide visibility of underlying asset values; and

•	a general decline in property values that had increased the probability of default for borrowers with high loan to value ratios.

The principal modification made during 2009 included the introduction of a stress multiplier to the allowance for loan losses methodology, which was designed to capture default characteristics that are difficult to quantify when market conditions cause underlying commercial real estate values to decline. The stress multiplier is based on the expectation that a loan’s default rate will increase as the loan to value ratio increases. The Company reviewed its commercial real estate loan portfolio, and applied the stress multiplier to all commercial real estate loans where the borrower’s loan to value ratio exceeded a specific threshold. The stress multiplier was tiered and stepped up in specified increments as the loan-to-value ratio increased.

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at this time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Last, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation. During 2011, we reduced our general allowance for credit losses to reflect improving performance in our non-impaired loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all nonaccrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at December 31, 2011 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2011.

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

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. At January 1, 2007, the Company did not have any significant accrued interest or penalties.

At December 31, 2011, the Company did not have any significant unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2011, the Company’s tax returns for the years ended 2010, 2009, 2008 and 2007 remain subject to examination by the Internal Revenue Service and state tax authorities.

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

ASC 820, Fair Value Measurements (“ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

As of December 31, 2011, 4.3% of total assets and 68% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During 2011 we recognized losses of $2.8 million in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of December 31, 2011:

Description	Fair Value at December 31, 2011
($ in thousands)
Commercial loans, net:
Commercial real estate	$64,542
Investments in debt securities, available-for-sale:
Collateralized loan obligations	17,817

Total level 3 assets at fair value	$82,359

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

Although we view write-downs of our other debt products as a normal and anticipated aspect of our business, material write-downs of the fair value of our other debt products could adversely affect our results of operations and financial condition. Our allowance for credit losses does not cover write-downs because we classify these assets as available-for-sale securities.

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

As of December 31, 2011 and 2010, investments in debt securities available-for-sale totaled $17.8 million and $4.0 million, respectively. At December 31, 2011 and 2010, our net unrealized loss on those debt securities totaled $2.9 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2011. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$7,450
Increase of	100	(6,680)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $7.5 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $6.7 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.2 billion. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors or the loans paid off or re-priced.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2012

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$18,468	$54,365
Restricted cash	83,815	178,364
Investments in debt securities, available-for-sale	17,817	4,014
Loans held-for-sale, net	38,278	41,386
Loans, net	1,699,187	1,590,331
Deferred financing costs, net	11,997	15,504
Interest receivable	9,857	6,797
Property and equipment, net	740	879
Deferred income taxes, net	47,902	48,093
Income tax receivable	293	5,435
Other assets	18,029	29,798

Total assets	$1,946,383	$1,974,966

Liabilities:
Credit facilities	$214,711	$108,502
Term debt	1,073,105	1,278,868
Repurchase agreements	64,868	0
Accrued interest payable	2,853	4,014
Accounts payable	430	242
Other liabilities	26,654	29,161

Total liabilities	1,382,621	1,420,787

Stockholders’ equity and noncontrolling interest:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2011 and 2010;
Shares outstanding 49,345,676 in 2011 and 50,562,826 in 2010	494	506
Additional paid-in capital	635,389	626,177
Accumulated deficit	(44,703)	(58,851)
Common stock held in treasury, at cost $0.01 par value; 3,135,317 in 2011 and 1,864,263 in 2010	(25,420)	(13,115)
Accumulated other comprehensive loss, net	(1,998)	(538)

Total stockholders’ equity	563,762	554,179

Total liabilities and stockholders’ equity	$1,946,383	$1,974,966

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$115,680	$112,826	$136,569
Interest expense	34,953	40,558	41,927

Net interest income	80,727	72,268	94,642
Provision for credit losses	17,312	32,997	133,093

Net interest income (loss) after provision for credit losses	63,415	39,271	(38,451)
Non-interest income:
Fee income	3,070	2,409	1,657
Asset management income—related party	2,635	2,872	2,934
Gain on derivatives	242	28	533
Gain (loss) on sale of loans and debt securities	128	(116)	0
Gain on acquisition	0	5,649	0
Other income (loss)	(2,008)	7,854	5,529

Total non-interest income	4,067	18,696	10,653
Operating expenses:
Compensation and benefits	30,144	26,418	26,403
Occupancy and equipment	2,036	2,094	3,121
General and administrative expenses	11,751	12,101	12,911

Total operating expenses	43,931	40,613	42,435

Income (loss) before income taxes	23,551	17,354	(70,233)
Income tax expense (benefit)	9,403	6,935	(24,353)

Net income (loss) before noncontrolling interest	14,148	10,419	(45,880)
Net loss (income) attributable to noncontrolling interest	0	(187)	1,620

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$14,148	$10,232	$(44,260)

Basic income (loss) per share	$0.29	$0.21	$(0.90)
Diluted income (loss) per share	0.27	0.19	(0.90)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity							Noncontrolling Interest
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2009	$0	$486	$608,996	$(24,823)	$(1,078)	$(2,026)	$581,555	$0
Net loss	0	0	0	(44,260)	0	0	(44,260)	(1,620)
Other comprehensive income:
Net unrealized securities gains, net of tax expense of $ 540	0	0	0	0	0	822	822	0
Net unrealized derivatives gains, net of tax expense of $ 412	0	0	0	0	0	418	418	0

Total comprehensive income							(43,020)
Contributions from noncontrolling interest								5,678
Issuance of restricted stock	0	14	(14)	0	0	0	0	0
Shares reacquired from employee transactions	0	0	0	0	(253)	0	(253)	0
Amortization of restricted common stock awards		0	4,364	0	0	0	4,364	0
Amortization of stock option awards	0	0	3,416	0	0	0	3,416	0

Balance December 31, 2009	0	500	616,762	(69,083)	(1,331)	(786)	546,062	4,058
Net income	0	0	0	10,232	0	0	10,232	187
Other comprehensive income:
Net unrealized securities losses, net of tax benefit of $1	0	0	0	0	0	(1)	(1)	0
Net unrealized derivatives gains, net of tax expense of $104	0	0	0	0	0	249	249	0

Total comprehensive income							10,480
Distributions from noncontrolling interest	0	0	0	0	0	0	0	(4,245)
Issuance of restricted stock	0	22	(22)	0	0	0	0	0
Shares reacquired from employee transactions	0	(2)	21	0	(1,784)	0	(1,765)	0
Tax benefit from vesting of restricted common stock awards	0	0	10	0	0	0	10	0
Repurchase of common stock	0	(14)	14	0	(10,000)	0	(10,000)	0
Amortization of restricted common stock awards	0	0	6,019	0	0	0	6,019	0
Amortization of stock option awards	0	0	3,373	0	0	0	3,373	0

Balance December 31, 2010	0	506	626,177	(58,851)	(13,115)	(538)	554,179	0
Net income	0	0	0	14,148	0	0	14,148	0
Net unrealized securities losses, net of tax benefit of $1,119	0	0	0	0	0	(1,658)	(1,658)	0
Net unrealized derivatives gains, net of tax expense of $125	0	0	0	0	0	198	198	0

Total comprehensive income							12,688
Shares reacquired from employee transactions	0	(2)	272	0	(2,274)	0	(2,004)	0
Tax benefit from vesting of restricted common stock awards	0	0	121	0	0	0	121	0
Repurchase of common stock	0	(10)	10	0	(10,031)	0	(10,031)	0
Amortization of restricted common stock awards	0	0	6,446	0	0	0	6.446	0
Amortization of stock option awards	0	0	2,363	0	0	0	2,363	0

Balance December 31, 2011	$0	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$563,762	$0

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$14,148	$10,232	$(44,260)
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	17,312	32,997	133,093
Depreciation and amortization and accretion	(8,585)	(10,193)	(12,502)
Amortization of debt issuance costs	8,047	12,239	6,803
Equity compensation expense	8,809	9,420	7,780
(Gains) losses on sale of loans	(128)	116	0
Gain on acquisition and repurchase of debt	(4,267)	(12,382)	(7,822)
Losses on other real estate owned	600	0	0
Losses from equity method investments	2,879	1,206	549
Losses from other investments	5,439	0	0
Net change in deferred income taxes	1,194	8,338	(25,622)
Origination of loans held-for-sale	(38,278)	(91,769)	(15,736)
Proceeds from sale of loans held-for-sale	41,386	66,119	0
Net change in interest receivable	(3,060)	1,152	2,659
Net change in other assets	5,486	(12,655)	(1,927)
Net change in accrued interest payable	(1,161)	1,240	(6,999)
Net change in accounts payable and other liabilities	(2,442)	5,104	(18,617)

Net cash provided by operating activities	47,379	21,164	17,399

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	0	(25,320)	0
Net change in restricted cash	94,549	(41,480)	(52,721)
Net change in loans	(114,369)	297,391	336,997
Proceeds from sale of other real estate owned	2,800	5,331	4,049
Purchase of debt securities available-for-sale	(20,750)	0	0
Proceeds from repayments of debt securities available-for-sale	4,170	239	311
Acquisition of property and equipment	(349)	(260)	819

Net cash provided by (used in) investing activities	(33,949)	235,901	289,455

Cash flows from financing activities:
Proceeds from exercise of stock options	272	0	0
Tax benefit from vesting of restricted stock	121	0	0
Borrowings on credit facilities	458,610	216,796	69,139
Repayment of borrowings on credit facilities	(365,401)	(200,184)	(244,567)
Issuance of term debt	0	187,304	0
Borrowings on term debt	143,836	137,453	58,925
Repayment of borrowings on term debt	(334,789)	(562,946)	(196,172)
Borrowings on repurchase agreements, net	64,868	0	0
Payment of deferred financing costs	(4,539)	(9,187)	(4,357)
Purchase of treasury stock	(12,305)	(11,784)	(253)

Net cash used in financing activities	(49,327)	(242,548)	(317,285)

Net increase (decrease) in cash during the period	(35,897)	14,517	(10,431)
Cash and cash equivalents at beginning of period	54,365	39,848	50,279

Cash and cash equivalents at end of period	$18,468	$54,365	$39,848

Supplemental cash flows information:
Interest paid	$36,114	$39,317	$48,926
Taxes paid, net of refund	3,066	50	9,181
Decrease (increase) in fair value of investments in debt securities	2,777	2	(1,362)
Assets acquired	0	75,196	0
Liabilities assumed	0	44,220	0
Transfers of loans, net to loans held-for-sale	0	0	7,909
Transfers of loans and loans held-for-sale to other real estate owned	0	0	10,836
Transfers of debt from term debt to credit facilities	13,000	0	0
Transfers of debt from credit facilities to term debt	0	0	143,950

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. The Company focuses primarily on the direct origination of bank loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. The Company’s marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. The Company’s emphasis on direct origination is an important aspect of its marketing and credit strategy because it provides direct access to customers’ management teams and enhances the Company’s ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows the Company to negotiate transaction terms directly with borrowers and, as a result, it has significant input into customers’ financial strategies and capital structures. From time to time, the Company also participates in loans as a member of a lending group. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies.

The Company operates as a single segment, and it derives revenues from four specialized lending groups that target market segments in which it believes that it has a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•

Real Estate, provides first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Noncontrolling Interest

During 2009, the Company along with a wholly owned subsidiary of the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) created a limited liability company as part of the resolution of a troubled commercial real estate loan. The limited liability company was formed to take control of the underlying commercial real estate property which was its sole asset. The Company maintained a majority and controlling interest in the limited liability company, and the interest was classified as other real estate owned (“OREO”). On May 11, 2010, the limited liability company sold the commercial real estate property.

The 2010 and 2009 consolidated financial statements include the results of operations of the Company as well as the NCOF’s noncontrolling interest of the limited liability company which previously owned the OREO. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest represented the minority partner’s equity and accumulated earnings in the limited liability company. The NCOF’s noncontrolling interest had no recourse to the Company.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. In response to deteriorating commercial real estate market conditions during 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate loans to reflect:

•	lack of liquidity in commercial real estate debt and equity capital markets;

•	lack of transaction activity to provide visibility of underlying asset values; and

•	a general decline in property values

that had increased the probability of default for borrowers with high loan to value ratios.

The principal modification made during 2009 included the introduction of a stress multiplier to the allowance for loan losses methodology, which was designed to capture default characteristics that are difficult to quantify when market conditions cause underlying commercial real estate values to decline. The stress multiplier is based on the expectation that a loan’s default rate will increase as the loan to value ratio increases. The Company reviewed its commercial real estate loan portfolio, and applied the stress multiplier to all commercial real estate loans where the borrower’s loan to value ratio exceeded a specific threshold. The stress multiplier was tiered and stepped up in specified increments as the loan-to-value ratio increased.

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at this time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Last, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points.

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

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation. During 2011, we reduced our general allowance for credit losses to reflect improving performance in our non-impaired loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all nonaccrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Impaired loans at December 31, 2011 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real

Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2011, the Company did not have any significant accrued interest or penalties.

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

Equity Method of Accounting

As the result of a troubled debt restructuring, the Company may acquire a portion of the equity in the borrower. In cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes its proportional share of the borrower’s GAAP net income in its results of operations. In cases where the equity of the underlying company has no value, and the borrower incurs losses, the Company will apply its proportional share of the GAAP loss against the principal of the outstanding loan to the borrower.

Recently Adopted Accounting Standards

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures as incorporated into Note 4.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Topic 820 that require new disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures regarding the activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other requirements of ASU 2010-06 are effective in interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures as incorporated into Note 16.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 states when a creditor evaluates whether a restructuring constitutes a troubled debt restructuring, it must separately conclude that both of the following exist: 1) the restructuring must constitute a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 amends Topic 310 by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession to a borrower. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2010-02 did not have a material effect on the Company’s results from operations or financial position and the required disclosures are incorporated into Note 4.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. Adoption of ASU 2011-05 will not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

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

Note 4. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

The Company operates as a single segment, and derives revenues from four specialized lending groups that target market segments in which it believes it has a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien, and subordinated debt, and equity or other equity-linked products, which are primarily used to finance acquisitions of mid-sized companies by private equity investment funds managed by established professional alternative asset managers;

•	Real Estate, provides first mortgage debt and, to a lesser extent, subordinated debt, primarily to finance acquisitions of commercial real estate properties;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures.

The Company’s loan portfolio consists primarily of loans to small and medium-sized, privately-owned companies, most of which do not publicly report their financial condition. Compared to larger, publicly-traded firms, loans to these types of companies may carry higher inherent risk. The companies that the Company lends to generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks

Borrowers within the Company’s Leveraged Finance and Business Credit groups may be particularly susceptible to economic slowdowns or recessions and, as a result, may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In the Company’s Real Estate group, the recent economic slowdown and recession has led to increased payment defaults on the underlying commercial real estate. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of the Company’s loans.

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2011 loans held-for-sale consisted of leveraged finance loans to ten borrowers which are intended to be sold to the NCOF at an agreed upon price or to entities other than the NCOF. Subsequent to December 31, 2011, the Company sold loans with an aggregate outstanding balance of $31.7 million to the NCOF as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of December 31, 2011 and 2010, loans held-for-sale consisted of the following:

	December 31, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$38,838	$42,228

Gross loans	38,838	42,228
Deferred loan fees, net	(560)	(842)

Total loans, net	$38,278	$41,386

The Company sold loans with an aggregate outstanding balance of $31.3 million for a gain of $0.1 million to entities other than the NCOF during 2011.The Company sold two loans for a loss of $0.1 million to entities other than the NCOF during 2010. The Company did not sell any loans to entities other than the NCOF during 2009.

During 2009, the Company transferred one $7.1 million commercial real estate loan which was classified as held-for-sale to other real estate owned, recorded a $5.0 million charge-off and recognized a loss of $0.8 million resulting from a decline in fair value of the loan.

As of December 31, 2011 and 2010, loans and leases consisted of the following:

	December 31,
	2011	2010
	($ in thousands)
Leveraged Finance	$1,437,040	$1,348,238
Real Estate	271,381	282,610
Business Credit	111,772	67,390

Gross loans and leases	1,820,193	1,698,238
Deferred loan fees, net	(57,306)	(23,405)
Allowance for loan and lease losses	(63,700)	(84,502)

Total loans and leases, net	$1,699,187	$1,590,331

As of December 31, 2011, Equipment Finance leases totaled $3.7 million and are included in the Business Credit balances above.

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

The Company internally risk rates loans based on individual credit criteria on at least a quarterly basis. Borrowers provide the Company with financial information on either a quarterly or monthly basis. Loan ratings as well as identification of impaired loans are dynamically updated to reflect changes in borrower condition or profile. A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans, loans with partial charge-offs and loans which are troubled debt restructurings (“TDR”).

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default which vary between its four specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Due to the nature of its borrowers and the structure of its loans, Business Credit utilizes a proprietary model that produces a rating that corresponds to an expected loss, without calculating a probability of default and loss given default. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan.

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that would apply to impaired loans, including TDR. As of December 31, 2011, $300.9 million of the Company’s loans were classified as “Criticized”, including $284.9 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”. As of December 31, 2010, $336.5 million of the Company’s loans were classified as “Criticized”, including $309.7 million of the Company’s impaired loans, and $1.4 billion were classified as “Pass”.

When the Company rates a loan above a further threshold, the Company will establish a specific allowance, and the loan will typically be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

A TDR that performs in accordance with the terms of the restructuring may improve in terms of its risk profile over time. While the concessions in terms of pricing or amortization will not have been reversed and further amended to “market” levels, the financial condition of the Borrower may improve over time to the point where the rating improves from the “Criticized” classification that was appropriate immediately prior to, or at, restructuring.

As of December 31, 2011, the Company had impaired loans with an aggregate outstanding balance of $316.3 million. Impaired loans with an aggregate outstanding balance of $243.5 million have been restructured and classified as TDR. As a result of the adoption of ASU 2011-02, the Company classified loans with an outstanding balance of $15.5 million as TDR during 2011. As of December 31, 2011, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $7.1 million. Impaired loans with an aggregate outstanding balance of $102.2 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2011, the Company took previously identified non-accrual loans with an aggregate outstanding balance of $38.2 million as of December 31, 2010 off non-accrual status, placed loans with an aggregate balance of $56.4 million as of December 31, 2011 on non-accrual status and charged off $38.0 million of outstanding non-accrual loans. During 2011, the Company recorded $18.8 million of specific provisions for impaired loans. At December 31, 2011, the Company had a $40.7 million specific allowance for impaired loans with an aggregate outstanding balance of $208.4 million. At December 31, 2011, additional funding commitments for impaired loans totaled $46.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2011, $88.8 million of loans on non-accrual status and an additional $8.4 million of loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $40.7 million specific allowance for impaired loans was $13.8 million related to delinquent loans.

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

A summary of impaired loans is as follows:

2011	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
Leveraged Finance	$237,529	$327,052	$153,390	$84,139
Real Estate	75,957	93,056	55,031	20,926
Business Credit	2,831	2,831	—	2,831

Total	$316,317	$422,939	$208,421	$107,896

2010
Leveraged Finance	$262,394	$336,054	$168,279	$94,115
Real Estate	87,448	93,829	70,231	17,217
Business credit	6,732	8,250	—	—

Total	$356,574	$438,133	$238,510	$111,332

During 2011, 2010 and 2009 the Company recorded partial charge-offs of $38.0 million, $62.7 million and $72.6 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan with any partial charge-off of such loan occurring in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the loan gross investment in the loan.

While charge-offs have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduces the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
December 31, 2011	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,199,511	$16,062	$195,424	$6,586	$108,941	$374
Individually evaluated (2)	237,529	28,058	75,957	12,620	2,831	—

Total	$1,437,040	$44,120	$271,381	$19,206	$111,772	$374

	Leveraged Finance		Real Estate		Business Credit
December 31, 2010	Investment	Allowance	Investment	Allowance	Investment		Allowance
	($ in thousands)
Collectively evaluated (1)	$1,085,844	$17,562	$195,162	$6,869	$60,658	(3)	$—
Individually evaluated (2)	262,394	41,350	87,448	19,000	6,732	(3)	—

Total	$1,348,238	$58,912	$282,610	$25,869	$67,390		$—

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans and leases had a weighted average risk rating of 5.3 and 5.5 based on the Company’s internally developed 12 point scale at December 31, 2011 and 2010, respectively.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the Business Credit acquisition portfolio of loans which the Company recorded at fair value on the date of acquisition.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	December 31, 2011	December 31, 2010
	($ in thousands)
Leveraged Finance	$78,214	$116,816
Real Estate	21,115	18,758
Business Credit	2,831	—

Total	$102,160	$135,574

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2011 and 2010 is provided below:

($ in thousands)	Group I	Group II
December 31, 2011	$243,509	$195,382
December 31, 2010	$222,641	$194,218

Note: A loan may be included in more than one type of restructuring.

For 2011, the Company had partial charge-offs totaling $15.7 million related to loans previously classified as TDR. As of December 31, 2011, the Company had not removed the TDR classification from any loan previously identified as such.

The Company measures TDRs similarly to how it measures all loans for impairment. The Company performs a discounted cash flow analysis on cash flow dependent loans and we assess the underlying collateral value less reasonable costs of sale for collateral dependent loans. Management analyzes the projected performance of the borrower to determine if it has the ability to service principal and interest based on the terms of the restructuring. If a charge-off is taken on a restructured loan, interest will typically move to a “cash basis” where it is taken into income only upon receipt or be placed on nonaccrual. Loans will typically not be returned to accrual status until at least six months of contractual payments have been made in a timely manner. Typically a loan has had a specific allowance established for it in a period prior to it becoming a TDR. Additionally, at the time of a restructuring and quarterly thereafter, an impairment analysis is undertaken to determine the level of impairment on the loan.

Below is a summary of the Company’s loans which were classified as TDR.

For the Year Ended December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$71,470	$71,470	$26,154
Real Estate	—	—	—
Business Credit	—	—	—

Total	$71,470	$71,470	$26,154

The following sets forth a breakdown of troubled debt restructurings at December 31, 2011 and 2010:

As of December 31, 2011 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$140,271	$75,492	$215,763	$26,266	$15,740
Real Estate	23,277	4,469	27,746	3,836	—
Business Credit	—	—	—	—	—

Total	$163,548	$79,961	$243,509	$30,102	$15,740

As of December 31, 2010 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$118,127	$76,707	$194,834	$21,679	$35,393
Real Estate	23,317	4,490	27,807	3,988	5,378
Business Credit	—	—	—	—	—

Total	$141,444	$81,197	$222,641	$25,667	$40,771

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2011	($ in thousands)
Leveraged Finance	$23,940	$40,951	$64,891	$1,372,149	$1,437,040	$—
Real Estate	15,834	13,719	29,553	241,828	271,381	8,438
Business Credit	—	2,831	2,831	108,941	111,772	—

Total	$39,774	$57,501	$97,275	$1,722,918	$1,820,193	$8,438

December 31, 2010
Leveraged Finance	$17,224	$70,061	$87,285	$1,309,649	$1,396,934	$—
Real Estate	—	27,196	27,196	255,414	282,610	8,438
Business Credit	—	—	—	67,390	67,390	—

Total	$17,224	$97,257	$114,481	$1,632,453	$1,746,934	$8,438

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

For Leveraged Finance loans, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms in determining a loan loss in the event of default.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. In response to deteriorating commercial real estate market conditions during 2009, the Company adjusted its allowance for credit losses methodology regarding commercial real estate loans to reflect:

•	lack of liquidity in commercial real estate debt and equity capital markets;

•	lack of transaction activity to provide visibility of underlying asset values; and

•	a general decline in property values that had increased the probability of default for borrowers with high loan to value ratios.

The principal modification made during 2009 included the introduction of a stress multiplier to the allowance for loan losses methodology, which was designed to capture default characteristics that are difficult to quantify when market conditions cause underlying commercial real estate values to decline. The stress multiplier is based on the expectation that a loan’s default rate will increase as the loan to value ratio increases. The Company reviewed its commercial real estate loan portfolio, and applied the stress multiplier to all commercial real estate loans where the borrower’s loan to value ratio exceeded a specific threshold. The stress multiplier was tiered and stepped up in specified increments as the loan-to-value ratio increased.

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at this time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Last, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points.

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

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with a judgmental amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s

Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation. During 2011, the Company reduced its general allowance for credit losses by five basis points to reflect improving performance in its non-impaired loan portfolio.

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

A summary of the activity in the allowance for credit losses for 2011 is as follows:

	Year Ended December 31, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$58,912	$25,869	$—	$84,781
Provision for credit losses—general	(1,065)	(779)	374	(1,470)
Provision for credit losses—specific	14,678	4,104	—	18,782
Loans charged off, net of recoveries	(27,972)	(10,009)	—	(37,981)

Balance, end of period	$44,553	$19,185	$374	$64,112

Balance, end of period—specific	$28,058	$12,620	$—	$40,678

Balance, end of period—general	$16,495	$6,565	$374	$23,434

Average balance of impaired loans	$311,730	$93,426	$5,708	$410,864
Interest recognized from impaired loans	$16,411	$2,949	$176	$19,536

Loans and leases
Loans individually evaluated with specific allowance	$153,390	$55,031	$—	$208,421
Loans individually evaluated with no specific allowance	84,139	20,926	—	105,065
Loans acquired with deteriorating credit quality	—	—	2,831	2,831
Loans and leases collectively evaluated without specific allowance	1,199,511	195,424	108,941	1,503,876

Total loans and leases	$1,437,040	$271,381	$111,772	$1,820,193

A summary of the activity in the allowance for credit losses for 2010 is as follows:

2010
($ in thousands)
Balance, beginning of year	$114,470
Provision for credit losses—general	(14,698)
Provision for credit losses—specific	47,695
Loans charged off, net of recoveries	(62,686)
Loans charged off upon transfer to held-for-sale, net of recoveries	—

Balance, end of year	$84,781

Balance, end of year—specific	$60,350

Balance, end of year—general	$24,431

Loans, net
Impaired loans, net with specific allowance	$238,510
Impaired loans, net with no specific allowance	117,930
Loans, net acquired with deteriorating credit quality	6,732
Loans, net without specific allowance	1,227,159

Total loans, net	$1,590,331

During 2011, the Company recorded a total provision for credit losses of $17.3 million. The Company reduced its allowance for credit losses to $64.1 million as of December 31, 2011 from $84.8 million at December 31, 2010. This reduction in allowance for credit losses resulted primarily from $38.0 million of charge offs of impaired loans with a specific allowance during 2011, partially offset by new specific provisions for credit losses and general provisions for credit losses due to loan growth. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” decreased to 19% as of December 31, 2011 as compared to 22% as of December 31, 2010. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

Included in the allowance for credit losses at December 31, 2011 and 2010 is an allowance for unfunded commitments of $0.4 million at each period end, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2011 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

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

During 2009, in connection with the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2010, the Company sold one of these commercial real estate properties. During 2011, the Company sold the remaining commercial real estate property for a loss of $0.2 million.

During 2009, the Company sold an asset which was classified as other real estate owned as a result of a foreclosure on an impaired real estate loan. During 2009, the Company recorded a loss of $3.2 million related to this asset to reflect its net fair value.

Note 5. Restricted Cash

Restricted cash as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	($ in thousands)
Collections on loans pledged to credit facilities	$22,137	$32,356
Principal and interest collections on loans held in trust and prefunding amounts	57,994	132,969
Customer escrow accounts	3,684	13,039

Total	$83,815	$178,364

As of December 31, 2011, the Company had the ability to use $25.2 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

During 2011, the Company purchased five debt securities for an aggregate purchase price of $20.7 million and one $3.8 million debt security paid off.

Amortized cost of investments in debt securities as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	($ in thousands)
Investments in debt securities—gross	$25,298	$6,468
Unamortized discount	(4,548)	(2,298)

Investments in debt securities—amortized cost	$20,750	$4,170

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2011 and 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2011:
Collateralized loan obligations	$20,750	$—	$(2,933)	$17,817

	$20,750	$—	$(2,933)	$17,817

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2010:
Other debt obligation (1)	$4,170	$—	$(156)	$4,014

	$4,170	$—	$(156)	$4,014

(1)	Securitization collateralized by future cash flows from multiple property easements.

The Company did not sell any debt securities during 2011, 2010 or 2009.

The Company did not record any net Other Than Temporary Impairment charges during 2011, 2010 or 2009.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2011 and 2010:

	December 31, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	5	—	5
Fair value	$17,817	$—	$17,817
Amortized cost	20,750	—	20,750

Unrealized loss	$2,933	$—	$2,933

	December 31, 2010
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	1	1
Fair value	$—	$4,014	$4,014
Amortized cost	—	4,170	4,170

Unrealized loss	$—	$156	$156

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2011 and 2010 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2011, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2011 and 2010 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	December 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years	20,750	17,817	4,170	4,014

Total	$20,750	$17,817	$4,170	$4,014

Note 7. Derivative Financial Instrument Hedging Activities

During 2010, the Company entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. During 2011, the lone remaining outstanding interest rate swap agreement was terminated. The Company records the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2011 and 2010, the Company recorded hedge ineffectiveness of $(51,841) and $(39,494), respectively, which is included in gain (loss) on derivatives in the Company’s consolidated statements of operations. The Company estimates that the net amount of existing unrealized losses at December 31, 2011 expected to be classified from accumulated other comprehensive income into earnings within the next 12 months is approximately $0.3 million. The reclassification is expected to result in additional interest expense.

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

The fair values of the Company’s derivative instruments outstanding as of December 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$—
Derivative instruments not designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$—	Other liabilities	$—

The gains and losses on the Company’s derivative instruments during 2011 were as follows:

($ in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate contracts	$64	Gain (loss) on derivatives	$(378)	Gain (loss) on derivatives	$––
Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Interest rate contracts	$(45)	Gain (loss) on derivatives

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0. The Company did not have any minimum collateral posting thresholds with any of its derivative counterparties at December 31, 2011.

If the Company defaults on any of its indebtedness under these derivatives, including defaults where repayment of the indebtedness has not been accelerated by the lender, or if the Company defaults on its credit facility with Wells Fargo Bank, National Association or its note agreement with Fortress Credit Corp., then the Company could be declared in default on its derivative obligations with the respective counterparties. In addition, if the Company fails to maintain a minimum net worth of $300 million, then the Company could be declared in default on certain of its derivative obligations. As of December 31, 2011, the Company was in compliance with all of these provisions.

If the Company had been declared in default of any of these provisions at December 31, 2011, its derivative counterparties could have required the Company to settle its obligations under the respective derivatives at their termination value, which would have totaled $0 in the aggregate.

Note 8. Fixed Assets

	December 31,
	2011	2010
	($ in thousands)
Leasehold improvements	$1,621	$1,549
Non-depreciable assets	20	20
Furniture and equipment	595	319
Software	364	364

	2,600	2,252
Less: Accumulated depreciation and amortization	1,860	(1,373)

	$740	$879

Depreciation expense for 2011, 2010 and 2009 was $0.2 million, $0.1 million and $0.1 million, respectively.

Note 9. Borrowings

Credit Facilities

As of December 31, 2011 the Company had four credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iii) a $75 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (iv) a $150 million credit facility with Wells Fargo.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $40.8 million and unamortized deferred financing fees of $0.2 million as of December 31, 2011. Interest on this facility accrues at a variable rate per annum, which was 3.80% at December 31, 2011. On October 20, 2011, the Company received notice from NATIXIS that NATIXIS elected to extend the revolving period under the credit facility to May 19, 2012.

As part of the Company’s acquisition of Core Business Credit, LLC (now known as NewStar Business Credit, LLC) and its wholly-owned subsidiaries (“Business Credit”) on November 1, 2010, it became a party to an existing $225.0 million credit facility with DZ Bank. The credit facility with DZ Bank had an outstanding balance of $74.0 million as of December 31, 2011. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of December 31, 2011, the Company had not drawn any amounts from this credit facility.

On November 4, 2011, the Company entered into an amendment with Wells Fargo to its credit facility. The amendment increased the amount of the facility to $150.0 million. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2011, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.80% at December 31, 2011. As of December 31, 2011, unamortized deferred financing fees were $1.9 million and the outstanding balance was $100.0 million.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010. The credit facility, as amended, consists of a $50.0 million revolving note and a $50.0 million term note, which matures on August 31, 2014. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%. On January 27, 2012, the Company further amended the credit facility. The facility now consists of a $25.0 million revolving note and a $100.0 million term note which matures on August 31, 2016.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of December 31, 2011, the Company had not drawn any amounts from the revolving note. As of December 31, 2011, unamortized deferred financing fees were $2.7 million.

Additionally, the amendment on January 27, 2012 amended the commitment termination fees under the facility. Effective January 27, 2012, the revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 0% if the revolving commitments are terminated prior to June 30, 2012, 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee, payable whether the prepayment is voluntary or involuntary. Prepayments made before January 27, 2013 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment made during the period from January 28, 2013 to August 31, 2015 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At December 31, 2011, the $166.6 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $198.2 million. At December 31, 2011, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2011, the Company repurchased $3.9 million the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated October 13, 2011 identified $48.4 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the

2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the October 13, 2011 report, the cumulative amount redirected was $15.6 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$54,338	Libor + 0.28%	July 25, 2018	AA+/Aa2/AAA
Class A-2	80,477	27,738	Libor + 0.30%	July 25, 2018	AA+/Aa2/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/A2/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/Ba1/BB
Class D	24,375	18,224	Libor + 1.50%	July 25, 2018	CCC-/B1/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa2/CC

	$343,352	$166,634

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2011 (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2011, the $345.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $389.4 million. At December 31, 2011, deferred financing fees were $1.7 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated December 13, 2011 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchase such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the December 13, 2011 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$250,851	Libor +0.27%	March 30, 2022	AA+/AAA/AAA
Class A-2	40,000	33,572	Libor +0.28%	March 30, 2022	AA+/AAA/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	CCC+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC-/Ba1/BB

	$456,250	$345,673

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2011, the $510.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $564.8 million. At December 31, 2011, deferred financing fees were $3.0 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2011	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch) (1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	Libor +0.24%	September 30, 2022	AA+/AAA/AAA
Class A-2	100,000	89,103	Libor +0.26%	September 30, 2022	AA+/AAA/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa3/AA
Class C	58,500	58,500	Libor +1.30%	September 30, 2022	BBB+/Baa1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba1/BBB+

	$546,000	$510,796

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2011 were as follows:

	Credit facilities	Term debt(1)	Total
	($ in thousands)
2012	$40,750	$—	$40,750
2013	74,004	—	74,004
2014	—	50,000	50,000
2015	99,957	—	99,957
2016	—	—	—
Thereafter	—	1,023,105	1,023,105

Total	$214,711	$1,073,105	$1,287,816

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 10. Repurchase Agreement

Loans sold under agreements to repurchase	Period from June 7, 2011 to December 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Outstanding at end of period	$64,868	$—
Maximum outstanding at any month end	68,000	—
Average balance for the period	66,872	—
Weighted average rate at end of period	5.28%	NA

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.28% as of December 31, 2011. As of December 31, 2011, unamortized deferred financing fees were $1.5 million and the outstanding balance was $64.9 million. During 2011, the Company made principal payments totaling $1.5 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Note 11. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 were as follows:

($ in thousands)
2012	$955
2013	340
2014	198
2015	204
2016	211
Thereafter	—

Rent expense was $1.7 million, $1.7 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Early in 2005 the Company entered into a sale lease-back transaction for a significant portion of its office furniture and selected equipment. The rents on this transaction are included in the above amounts.

The Company’s office space lease at its corporate headquarters in Boston, MA is scheduled to terminate on February 28, 2013.

Note 12. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2011 and 2010, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2011		December 31, 2010
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,346	145,000	50,563

Preferred Stock

Upon completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock included 5,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2011, all of the shares remained undesignated.

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

On September 29, 2011, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2011, the Company had not repurchased any of its common stock under this plan.

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

During 2011, the Company issued 42,500 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 34,615 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock granted to directors will vest in full on the one-year anniversary of the grant date.

Restricted stock activity for 2011 and 2010 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of January 1, 2010	2,197,541	$13,997
Granted	2,195,000	17,371
Vested	(709,376)	(5,858)
Forfeited	(36,024)	(113)

Non-vested as of December 31, 2010	3,647,141	25,397
Granted	77,115	784
Vested	(698,502)	(5,852)
Forfeited	(74,675)	(539)

Non-vested as of December 31, 2011	2,951,079	$19,790

The Company’s compensation expense related to its restricted stock was $6.4 million, $6.0 million and $4.4 million for 2011, 2010 and 2009, respectively. The unrecognized compensation cost of $7.1 million at December 31, 2011 is expected to be recognized over approximately the next two years.

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

During 2011, stock options exercisable for an aggregate of 52,500 shares of common stock were issued to certain employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan, as amended and stock options exercisable for an aggregate of 55,000 shares were issued to certain members of its Board of Directors. The stock options have an exercise price equal to the closing price of the Company’s common stock on the date of issuance. The options granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant and have a seven-year life. The options granted to directors vest in full on the one-year anniversary of the date of grant and have a seven–year life.

Stock option activity for 2011 and 2010 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2010	5,357,663	4.87	6
Granted	739,105	8.25	6
Exercised	(15,866)	2.37	5
Forfeited	(121,166)	12.21	6

Outstanding as of December 31, 2010	5,959,736	5.15	5
Granted	107,500	10.16	6
Exercised	(51,464)	4.85	4
Forfeited	(74,169)	11.12	5

Outstanding as of December 31, 2011	5,941,603	5.17	4

Vested or expected to vest as of December 31, 2011	4,137,586	5.45	4

Exercisable as of December 31, 2011	4,137,586	5.45	4

For the years ended December 31, 2011 and 2010, the weighted average grant date fair value of options granted was $5.18 and $4.56, respectively. As of December 31, 2011, the total unrecognized compensation cost related to nonvested options granted was $1.0 million. This cost is expected to be recognized over a weighted average period of one year. During 2011, 2010 and 2009, the Company recognized compensation expense of $2.4 million, $3.4 million and $3.4 million, respectively related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the years ended December 31, 2011 and 2010 were as follows:

	The year ended December 31,
	2011	2010
Expected volatility (1)	63.50%	68.81%
Expected dividends (2)	—	—
Risk-free interest rate (3)	2.09	2.19
Expected life (4)	4.24	4.47

1.	The expected volatility is based on a study of the Company’s peers.
2.	We do not expect to pay any dividends during the life of these stock options.
3.	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.
4.	The expected life is determined using the simplified method.

Note 13. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the periods ended December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Numerator:
Net income (loss)	$14,148	$10,232	$(44,260)
Denominator:
Denominator for basic income (loss) per common share	48,106	49,449	49,119

Denominator:
Denominator for diluted income (loss) per common share	48,106	49,449	49,119
Potentially dilutive securities—options	2,820	1,099	—
Potentially dilutive securities—restricted stock	2,000	2,000	—
Potentially dilutive securities—warrants	—	—	—

Total weighted average diluted shares	52,926	52,548	49,119

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for 2011 and 2010 due to the fact that the results would be anti-dilutive.

Weighted average stock options of 5,390,085, and 1,452,656 warrants to purchase common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2009 due to the fact that the results would be anti-dilutive.

Note 14. Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments include unfunded commitments, standby letters of credit and interest rate mitigation products. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, the Company cannot know with certainty the aggregate amounts that will be required to fund its unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds the Company’s available funds and will likely continue to exceed its available funds in the future.

At December 31, 2011, the Company had $252.3 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $197.8 million and unfunded commitments related to delayed draw term loans were $48.0 million. $6.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $197.8 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2011, the Company categorized $115.0 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2011, the Company had $82.8 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2011, revolver usage averaged approximately 43%, which is in line with the average of 42% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months and year ended December 31, 2011, revolving commitments decreased $4.3 million and $8.1 million, respectively.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months and year ended December 31, 2011, delayed draw credit facility commitments increased $2.0 million and $24.4 million, respectively.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2011	2010
	($ in thousands)
Unused lines of credit	$252,288	$270,793
Standby letters of credit	6,462	8,737
Interest rate mitigation products (notional)	—	125,450

Note 15. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2011	2010	2009
	($ in thousands)
Current tax expense (benefit):
Federal	$6,047	$(2,229)	$633
State	2,162	826	636

Total current	8,209	(1,403)	1,269

Deferred tax expense (benefit):
Federal	1,545	8,269	(20,924)
State	(281)	265	(4,964)
Change in valuation allowance	(70)	(196)	266

Total deferred	1,194	8,338	(25,622)

Income tax expense (benefit)	$9,403	$6,935	$(24,353)

The Company’s effective tax rate for 2011, 2010 and 2009 reflects the impact of nondeductible compensation expenses incurred in connection with its initial public offering and the impact of a related discrete item resulting from vesting events in those respective periods.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate dropped from the rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter.

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2011	2010	2009
	($ in thousands)
Federal statutory rate	$8,243	$6,009	$(24,015)
State income taxes, net of federal tax benefit	1,223	709	(2,813)
Equity compensation	—	341	2,407
Other	7	72	(198)
State valuation allowance	(70)	(196)	266

	$9,403	$6,935	$(24,353)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2011 and 2010, components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$27,224	$34,051
Capitalized startup costs	144	146
Other	1,626	2,023
Securities fair value adjustments	1,364	300
Equity compensation	13,007	11,945
Impairment	3,432	240
Mark-to-market loans	—	811
Accrued bonus	3,942	3,091
Income from non-performing assets	5,469	3,112
Other real estate owned	—	120

Gross deferred tax asset	56,208	55,839

Valuation allowance	—	(70)

Deferred tax liability:
Prepaid expenses	899	934
Mark-to-market loans	487	—
Deferred loan costs	1,821	1,218
Cancellation of term debt income	2,964	3,505
Gain on acquired loans	1,319	2,019

Partnership investments	816	—
Gross deferred tax liability	8,306	7,676

Net deferred tax asset	$47,902	$48,093

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is also dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2011 and 2010, we had net deferred tax assets of $47.9 million and $48.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2011. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon its assessment, management believes that a valuation allowance of $0.1 million was necessary as of December 31, 2011. As of December 31, 2011, our deferred tax asset was primarily comprised of $26.0 million related to our allowance for credit losses and $12.9 million related to equity compensation.

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

At December 31, 2011 and 2010, the Company did not have any significant unrecognized tax benefits and there have been no material changes. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2011, the Company’s tax returns for the years ended 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service and state tax authorities.

Note 16. Fair Value

ASC 820, Fair Value Measurements (“ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company also holds a portfolio of warrants for generally non-marketable equity securities, which are carried at $0 as of December 31, 2011. These warrants are primarily from non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as level 3.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$17,817	$17,817
Derivatives—interest rate contracts (assets)	—	—	—	—

Total assets recorded at fair value on a recurring basis	$—	$—	$17,817	$17,817

Derivatives—interest rate contracts (liabilities)	$—	$—	$—	$—

Nonrecurring Basis:
Loans, net	$—	$—	$64,542	$64,542
Loans held-for-sale, net	38,278	—	—	38,278

Total assets recorded at fair value on a nonrecurring basis	$38,278	$—	$64,542	$102,820

At December 31, 2011, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2011, the Company recorded a $4.1 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At December 31, 2011, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF. The fair values of the loans are based on contractual selling prices.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during 2011 and 2010 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of levels 1, 2 or 3 during 2011 or 2010.

For the year ended December 31, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,014
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(2,777)
Purchases	20,727
Issuances	—
Settlements	(4,147)

Balance as of December 31, 2011	$17,817

For the year ended December 31, 2010:

	Investments in Debt Securities, Available-for-sale	Warrants
	($ in thousands)
Balance as of December 31, 2009	$4,183	$1
Total gains or losses (realized/unrealized)
Included in earnings	—	(1)
Included in other comprehensive income	(2)	—
Purchases, issuances or settlements	(167)	—

Balance as of December 31, 2010	$4,014	$—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$18,468	$18,468	$54,365	$54,365
Restricted cash	83,815	83,815	178,364	178,364
Loans held-for-sale	38,278	38,278	41,386	41,386
Loans and leases, net	1,699,187	1,660,524	1,590,331	1,554,509
Investments in debt securities available-for-sale	17,817	17,817	4,014	4,014
Derivative instruments	—	—	863	863
Other assets	7,370	7,370	7,546	7,546
Financial liabilities:
Credit facilities	$214,711	$214,711	$108,502	$108,502
Term debt	1,073,105	973,036	1,278,868	1,148,083
Repurchase agreements	64,868	63,779	—	—
Derivatives instruments	—	—	1,174	1,174

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

Note 17. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2011, 2010 and 2009 was $0.6 million, $0.5 million and $0.5 million, respectively.

Note 18. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For 2011 and 2010, the Fund’s asset management fees were $2.6 million and $2.9 million, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At December 31, 2011, the loan balance outstanding and amount of committed funds were $7.2 million and $9.2 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At December 31, 2011, the loan balance outstanding and amount of committed funds were $11.2 million and $13.5 million, respectively.

Note 19. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2011 and 2010 is shown in the following table.

	For the three months ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands)
Summary Results of Operations Data:
Interest income	$30,877	$29,500	$28,315	$26,988	$28,483	$27,022	$28,218	$29,103
Interest expense	7,371	10,683	8,357	8,542	9,092	9,257	9,160	13,049

Net interest income	23,506	18,817	19,958	18,446	19,391	17,765	19,058	16,054
Provision for credit losses	4,314	4,408	2,337	6,253	(768)	1,176	5,542	27,047

Net interest income (loss) after provision for credit losses	19,192	14,409	17,621	12,193	20,159	16,589	13,516	(10,993)
Total non-interest income (loss)	1,894	3,404	(750)	(481)	6,858	2,504	4,763	4,571
Total operating expenses	11,068	11,896	10,818	10,149	11,230	10,047	9,543	9,793

Income (loss) before income taxes	10,018	5,917	6,053	1,563	15,787	9,046	8,763	(16,215)
Income tax expense (benefit)	3,650	2,508	2,607	637	6,414	3,583	3,310	(6,373)

Net income (loss) before noncontrolling interest	6,368	3,409	3,446	926	9,373	5,463	5,426	(9,842)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	(98)	(89)

Net income (loss) attributable to common stockholders	$6,368	$3,409	$3,446	$926	$9,373	$5,463	$5,328	$(9,931)

Net income (loss) per share :
Basic	$0.13	$0.07	$0.07	$0.02	$0.19	$0.11	$0.11	$(0.20)
Diluted	0.12	0.06	0.06	0.02	0.18	0.11	0.10	(0.20)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 60 of this Annual Report.

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

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012 (the “2012 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	57	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	55	Chief Investment Officer and Director
John K. Bray	55	Chief Financial Officer
David R. Dobies	46	Head—Leveraged Finance Origination
Robert T. Clemmens	59	Chief Credit Officer

Timothy J. Conway, 57, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 55, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 55, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

David R. Dobies, 46, has served as a Managing Director and Head of our Leveraged Finance Origination group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media, Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Robert T. Clemmens, 59, has served as a Managing Director of the Company since our inception in 2004 and serves as Chief Credit Officer. He is a member of the firm’s Management and Underwriting Committees. Mr. Clemmens has over 35 years of banking experience in Canada, the United Kingdom and the United States, focused on credit and risk management. From October 2002 to February 2004, Mr. Clemmens was at Tacitus

Capital Management, a hedge fund, where he most recently served as Executive Vice President concentrating on fixed income research. He spent the majority of his career with Barclays Bank Plc (and its subsidiaries), where he held various positions of increasing leadership and executive management responsibility. Most recently, he served as Managing Director and Head of Risk for the Americas with primary responsibility for group-wide credit and market risk across the Americas. He was a member of the U.S. Executive Management Committee, Chairman of the Credit Committee and a voting member of the Group Credit Committee. He also served as a member of the Credit Risk Committee of the Counterparty Risk Management Policy Group formed by a consortium of financial institutions following the collapse of Long-Term Capital Management and, as a member of the Risk Management Committee of the Bond Market Association. Mr. Clemmens received his Bachelor of Commerce degree from Laurentian University and his masters in business administration from the Schulich School of Business at York University.

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

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2012 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2012 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2012 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2012 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 59 of this report.

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

NEWSTAR FINANCIAL, INC.

Date:	March 7, 2012	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2012

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/s/ CHARLES N. BRALVER Charles N. Bralver	Director	March 7, 2012

/s/ T. KIMBALL BROOKER, JR. T. Kimball Brooker, Jr.	Director	March 7, 2012

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 7, 2012

/s/ BRIAN L.P. FALLON Brian L.P. Fallon	Director	March 7, 2012

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 7, 2012

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 7, 2012

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 7, 2012

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 7, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(c)	Form of Warrant to Purchase Preferred Stock.	Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as Issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(3)	Sublease between Massachusetts Financial Services Company, as Tenant, and the Company, as Sub-tenant, dated February 1, 2007.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(i)	Amendment No. 7 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Previously filed as Exhibit 10(b)(1)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(j)	Amendment No. 8 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Previously filed as Exhibit 10(b)(1)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(1)(l)	Amendment No. 10 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Previously filed as Exhibit 10(b)(1)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(m)	Second Amended and Restated Sale and Servicing Agreement, dated as of April 18, 2008, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(1)(n)	Amendment No. 1 to the Second Amended and Restated Sale and Servicing Agreement, dated as of December 30, 2008.	Previously filed as Exhibit 10(b)(1)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(1)(o)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 20, 2009 and incorporated herein by reference.

10(b)(1)(p)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 27, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(q)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 17, 2009 and incorporated herein by reference.

10(b)(1)(r)	Fourth Amended and Restated Sale and Servicing Agreement, dated as of July 12, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 14, 2011 and incorporated herein by reference.

10(b)(1)(s)	First Amendment to the Fourth Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 8, 2011 and incorporated herein by reference.

10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(3)(a)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Collateral Manager, IXIS Financial Products Inc., as Administrative Agent and Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(a)	Amended and Restated Secured Loan and Servicing Agreement, dated as of May 21, 2010, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as originator and servicer, MMP-7 Funding, LLC, as Lender, NATIXIS Financial Products Inc., as administrative agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010, and incorporated herein by reference.

10(b)(4)(b)	Amended and Restated Guaranty Agreement, dated as of May 4, 2010 by the Company in favor or NATIXIS Financial Products Inc. for the benefit of the secured parties under the Secured Loan and Servicing Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010, and incorporated herein by reference.

10(b)(4)(c)	First Amendment to the Amended and Restated Secured Loan and Servicing Agreement, dated May 18, 2011, by and among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding, LLC, NATIXIS Financial Products LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on August 3, 2011, and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Investor, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company, as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer.	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment to the Note Purchase Agreement, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(d)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Previously filed as Exhibit 10(b)(7)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(7)(i)	Note Purchase Agreement, dated as of November 19, 2008, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, Citicorp North America, Inc., as Note Purchaser Agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto.	Previously filed as Exhibit 10(b)(7)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(7)(j)	Amended and Restated Sale and Servicing Agreement, dated as of November 19, 2008, among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc., as Backup Servicer.	Previously filed as Exhibit 10(b)(7)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(7)(k)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of November 3, 2009.	Previously filed as Exhibit 10(b)(7)(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(7)(l)	Third Omnibus Amendment, dated as of March 19, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 23, 2010 and incorporated herein by reference.

10(b)(7)(m)	Fourth Omnibus Amendment, dated November 16, 2010.	Previously filed as Exhibit 10(b)(7)(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(n)	Fifth Omnibus Amendment, dated November 22, 2010.	Previously filed as Exhibit 10(b)(7)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(o)	Sixth Omnibus Amendment, dated December 15, 2010	Previously filed as Exhibit 10(b)(7)(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(p)	Seventh Omnibus Amendment, dated as of January 31, 2011.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(q)	Eighth Omnibus Amendment, dated as of February 7, 2011.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(7)(r)	Omnibus Amendment, dated as of February 14, 2011.	Previously filed as Exhibit 10(b)(3) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

10(b)(8)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(8)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(9)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(10)(a)	Loan and Servicing Agreement dated as of November 7, 2007 by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and Servicer, Deutsche Bank AG, New York Branch, as the Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Previously filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(10)(b)	First Amendment to the Loan and Servicing Agreement, dated as of May 6, 2008.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(10)(c)	Omnibus Amendment to the Loan and Servicing Agreement, dated as of January 15, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 22, 2009 and incorporated herein by reference.

10(b)(11)(a)	Revolving Note dated January 5, 2010, executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(b)	Note Agreement dated as of January 5, 2010, by and among the Company, Fortress Credit Corp., as Administrative Agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(c)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Previously filed as Exhibit 10(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(11)(d)	Amended and Restated Note Agreement, dated as of August 31, 2010 by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 7, 2010 and incorporated herein by reference.

10(b)(11)(e)	Subsidiary Guaranty dated as of January 5, 2010, by NewStar California, LLC, NewStar Asset Management, LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(f)	Joinder Agreement dated as of March 31, 2010 to the Subsidiary Guaranty dated January 5, 2010 by Alameda NS Four Holding, LLC.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(11)(g)	Pledge and Security Agreement dated as of January 5, 2010, by and between the Company, NewStar California, LLC, NewStar Asset Management, LLC NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(h)	Supplement No. 1 dated as of March 31, 2010 to the Pledge and Security Agreement, among the Company, its subsidiary guarantors and Fortress Credit Corp.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(11)(i)	First Amendment to Amended and Restated Note Agreement, dated as of January 27, 2012, by and among the Company, holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 31, 2012 and incorporated herein by reference.

10(b)(12)(a)	Sale and Servicing Agreement dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as the Originator and the Servicer, U.S. Bank, National Association, as the Trustee, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10(b)(12)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(12)(b)	Commercial Loan Sale Agreement dated as of January 7, 2010, by and between the Company, as the Originator and NewStar Commercial Loan LLC 2009-1, as Trust Depositor.	Previously filed as Exhibit 10(b)(12)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(12)(c)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1.	Previously filed as Exhibit 10(b)(12)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(13)(a)	Second Amended and Restated Revolving Credit Agreement among the Company, Core Business Credit, LLC, Core Business Funding LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and US. Bank National Association, dated as of November 1, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(13)(b)	Performance Guaranty made by the Company in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, dated as of November 1, 2010.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(13)(c)	Amended and Restated Purchase and Contribution Agreement between Core Business Credit, LLC and Core Business Funding, LLC, dated as of November 1, 2010.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(14)(a)	Note Purchase Agreement, dated as of January 25, 2011, by and among the Company, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(14)(b)	Purchase and Sale Agreement, dated as of January 25, 2011, between NewStar Equipment Finance I, LLC and the Company.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(15)(a)	Master Repurchase Agreement, dated as of June 7, 2011, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)(15)(b)	Guaranty Agreement, dated as of June 7, 2011, by the Company in favor of Macquarie Bank Limited.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(c)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(d)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)	Form of Restated Tier I Employment Agreement dated as of December 11, 2009, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)(2)	Form of Restated Tier II Employment Agreement dated as of December 11, 2009, between the Company, and each of its executive officers (excluding the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer).*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(f)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(g)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(h)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(i)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(k)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(l)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101 INS	XBRL Instance Document**	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document**	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document**	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.