Form 10-Q
period 2012-03-31
NewStar Financial, Inc.
filed 2012-05-03
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 49,254,997 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition, including estimated loan losses;

•	our expected results of operation;

•	our ability to meet draw requests under commitments to borrowers under certain conditions;

•	our growth and market opportunities;

•	trends and conditions in the financial markets in which we operate;

•	our future funding needs and sources and availability of funding;

•	our involvement in capital-raising transactions;

•	our competitors;

•	our provision for credit losses;

•	our future development of our products and markets;

•	our ability to compete; and

•	our stock price.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$17,390	$18,468
Restricted cash	104,951	83,815
Investments in debt securities, available-for-sale	19,038	17,817
Loans held-for-sale, net	37,945	38,278
Loans, net	1,773,306	1,699,187
Deferred financing costs, net	13,880	11,997
Interest receivable	9,057	9,857
Property and equipment, net	715	740
Deferred income taxes, net	48,016	47,902
Income tax receivable	0	293
Other assets	23,653	18,029

Total assets	$2,047,951	$1,946,383

Liabilities:
Credit facilities	$319,652	$214,711
Term debt	1,070,052	1,073,105
Repurchase agreements	62,687	64,868
Accrued interest payable	2,965	2,853
Accounts payable	379	430
Income tax payable	1,372	0
Other liabilities	20,249	26,654

Total liabilities	1,477,356	1,382,621

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2012 and 2011;
Shares outstanding 49,315,740 in 2012 and 49,345,676 in 2011	493	494
Additional paid-in capital	637,280	635,389
Accumulated deficit	(38,621)	(44,703)
Common stock held in treasury, at cost $0.01 par value; 3,320,627 in 2012 and 3,135,317 in 2011	(27,288)	(25,420)
Accumulated other comprehensive loss, net	(1,269)	(1,998)

Total stockholders’ equity	570,595	563,762

Total liabilities and stockholders’ equity	$2,047,951	$1,946,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2012	2011
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$29,522	$26,988
Interest expense	8,353	8,542

Net interest income	21,169	18,446
Provision for credit losses	2,881	6,253

Net interest income after provision for credit losses	18,288	12,193

Non-interest income:
Fee income	1,255	575
Asset management income – related party	743	628
Loss on derivatives	(15)	(4)
Loss on sale of loans	(450)	0
Other income (loss)	1,252	(1,680)

Total non-interest income (loss)	2,785	(481)

Operating expenses:
Compensation and benefits	7,202	7,545
General and administrative expenses	3,493	2,604

Total operating expenses	10,695	10,149

Income before income taxes	10,378	1,563
Income tax expense	4,296	637

Net income	$6,082	$926

Basic income per share	$0.13	$0.02
Diluted income per share	0.12	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Net Income	$6,082	$926
Net unrealized securities gains, net of tax expense of $473 and $181, respectively	692	29
Net unrealized derivative gains, net of tax expense (benefit) of $38 and (180), respectively	37	278

Comprehensive income	$6,811	$1,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2012	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$563,762
Net income	0	0	6,082	0	0	6,082
Other comprehensive income	0	0	0	0	729	729
Issuance of restricted stock	1	(1)	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(37)	0	(37)
Tax benefit from vesting of restricted common stock awards	0	(6)	0	0	0	(6)
Repurchase of common stock	(2)	2	0	(1,831)	0	(1,831)
Amortization of restricted common stock awards	0	1,473	0	0	0	1,473
Amortization of stock option awards	0	423	0	0	0	423

Balance at March 31, 2012	$493	$637,280	$(38,621)	$(27,288)	$(1,269)	$570,595

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
Balance at January 1, 2011	$506	$626,177	$(58,851)	$(13,115)	$(538)	$554,179
Net income	0	0	926	0	0	926
Other comprehensive income	0	0	0	0	307	307
Net shares reacquired from employee transactions	(1)	112	0	(988)	0	(877)
Tax benefit from vesting of restricted common stock awards	0	778	0	0	0	778
Amortization of restricted common stock awards	0	1,620	0	0	0	1,620
Amortization of stock option awards	0	848	0	0	0	848

Balance at March 31, 2011	$505	$629,535	$(57,925)	$(14,103)	$(231)	$557,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$6,082	$926
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	2,881	6,253
Depreciation and amortization and accretion	(1,784)	(2,747)
Amortization of debt issuance costs	1,024	2,023
Equity compensation expense	1,896	2,468
Loss on sale of loans	450	0
Gain on repurchase of debt	(946)	(1,015)
Losses from equity method investments	203	3,406
Net change in deferred income taxes	(113)	(44)
Loans held-for-sale originated	(32,721)	(19,090)
Proceeds from sale of loans held-for-sale	33,054	41,386
Net change in interest receivable	800	(653)
Net change in other assets	(5,568)	14,297
Net change in accrued interest payable	112	(336)
Net change in accounts payable and other liabilities	(5,635)	(10,846)

Net cash provided by (used in) operating activities	(265)	36,028

Cash flows from investing activities:
Net change in restricted cash	(21,136)	87,437
Net change in loans	(75,547)	(7,652)
Proceeds from repayments of debt securities available-for-sale	0	76
Acquisition of property and equipment	(110)	(265)

Net cash provided by (used in) investing activities	(96,793)	79,596

Cash flows from financing activities:
Proceeds from exercise of stock options	108	105
Tax benefit (expense) from vesting of restricted stock	(6)	778
Borrowings on credit facilities	163,242	58,204
Repayment of borrowings on credit facilities	(58,301)	(88,361)
Borrowings on term debt	74,900	17,016
Repayment of borrowings on term debt	(77,007)	(120,290)
Repayment of borrowings on repurchase agreements	(2,181)	0
Payment of deferred financing costs	(2,907)	(291)
Purchase of treasury stock	(1,868)	(988)

Net cash provided by (used in) financing activities	95,980	(133,827)

Net decrease in cash during the period	(1,078)	(18,203)
Cash and cash equivalents at beginning of period	18,468	54,365

Cash and cash equivalents at end of period	$17,390	$36,162

Supplemental cash flows information:
Interest paid	$8,241	$8,878
Taxes paid	3,262	1,225
Increase in fair value of investments in debt securities	(1,165)	(110)
Transfer of asset to OREO	9,400	0

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03was effective for the interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material effect on the Company’s results from operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 is being applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Occupancy and equipment are now included in General and administrative expenses.

Note 3. Loans Held-for-Sale, Loans and Allowance for Credit Losses

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

The Company’s loan portfolio consists primarily of loans to small and medium-sized, privately-owned companies, most of which do not publicly report their financial condition. Compared to larger, publicly traded firms, loans to these types of companies may carry higher inherent risk. The companies that the Company lends to generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks

Borrowers within the Company’s Leveraged Finance and Business Credit groups may be particularly susceptible to economic slowdowns or recessions and, as a result, may be unable to make scheduled payments of interest or principal on their borrowings during these periods. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of the Company’s loans.

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2012 loans held-for-sale consisted of leveraged finance loans to six borrowers which are intended to be sold to the NCOF at an agreed upon price or to entities other than the NCOF. Subsequent to March 31, 2012, the Company sold loans with an aggregate outstanding balance of $8.4 million to the NCOF as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2012 and December 31, 2011, loans held-for-sale consisted of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$38,317	$38,838

Gross loans	38,317	38,838
Deferred loan fees, net	(372)	(560)

Total loans, net	$37,945	$38,278

Loans held-for-sale consisted of loans the Company intended to sell to the NCOF as well as loans intended to be sold to entities other than the NCOF. The Company sold two loans with an aggregate outstanding balance of $9.7 million for a loss of $0.5 million to entities other than the NCOF during the three months ended March 31, 2012. The Company did not sell any loans to an entity other than the NCOF during the three months ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, loans and leases consisted of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$1,498,066	$1,437,040
Real Estate	222,684	271,381
Business Credit	150,829	111,772

Gross loans and leases	1,871,579	1,820,193
Deferred loan fees, net	(34,597)	(57,306)
Allowance for loan and lease losses	(63,676)	(63,700)

Total loans and leases, net	$1,773,306	$1,699,187

As of March 31, 2012 and December 31, 2011, Equipment Finance leases totaled $12.6 million and $3.7 million, respectively, and are included in the Business Credit balances above.

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that would apply to impaired loans, including TDR. As of March 31, 2012, $243,8 million of the Company’s loans were classified as “Criticized”, including $214.4 million of the Company’s impaired loans, and $1.6 billion were classified as “Pass”. As of December 31, 2011, $300.9 million of the Company’s loans were classified as “Criticized”, including $284.9 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

When the Company rates a loan above a further threshold, the Company will establish a specific allowance, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

A TDR that performs in accordance with the terms of the restructuring may improve its risk profile over time. While the concessions in terms of pricing or amortization may not have been reversed and further amended to “market” levels, the financial condition of the Borrower may improve over time to the point where the rating improves from the “Criticized” classification that was appropriate immediately prior to, or at, restructuring.

As of March 31, 2012, the Company had impaired loans with an aggregate outstanding balance of $290.2 million. Impaired loans with an aggregate outstanding balance of $245.5 million have been restructured and classified as TDR. As of March 31, 2012, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $7.0 million. Impaired loans with an aggregate outstanding balance of $77.1 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2012, the Company charged off $4.2 million of outstanding non-accrual loans and recovered $1.3 million of previously charged-off impaired loan outstanding balances. The Company did not take off nor place any loans on non-accrual status during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company recorded $1.6 million of specific provisions for impaired loans. At March 31, 2012, the Company had a $39.4 million specific allowance for impaired loans with an aggregate outstanding balance of $189.7 million. At March 31, 2012, additional funding commitments for impaired loans totaled $42.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2012, $49.4 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $39.4 million specific allowance for impaired loans was $7.8 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses

March 31, 2012	($ in thousands)
Leveraged Finance	$224,581	$297,204	$142,930	$81,651
Real Estate	63,560	81,174	46,729	16,831
Business Credit	2,095	2,695	––	2,095

Total	$290,236	$381,073	$189,659	$100,577

December 31, 2011
Leveraged Finance	$237,529	$327,052	$153,390	$84,139
Real Estate	75,957	93,056	55,031	20,926
Business credit	2,831	2,831	––	2,831

Total	$316,317	$422,939	$208,421	$107,896

During the three months ended March 31, 2012 and 2011 the Company recorded net partial charge-offs of $2.9 million and $5.3 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan with any partial charge-off of such loan occurring in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the loan gross investment in the loan.

While charge-offs have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduces the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
March 31, 2012	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,273,485	$18,608	$159,124	$5,150	$148,734	$536
Individually evaluated (2)	232,662	29,356	63,560	10,026	2,095	––

Total	$1,498,066	$47,964	$222,684	$15,176	$150,829	$536

	Leveraged Finance		Real Estate		Business Credit
December 31, 2011	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,199,511	$16,062	$195,424	$6,586	$108,941	$374
Individually evaluated (2)	237,529	28,058	75,957	12,620	2,831	––

Total	$1,437,040	$44,120	$271,381	$19,206	$111,772	$374

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.3 based on the Company’s internally developed 12 point scale at March 31, 2012 and December 31, 2011.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	March 31, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$66,842	$78,214
Real Estate	8,210	21,115
Business Credit	2,095	2,831

Total	$77,147	$102,160

During the three months ended March 31, 2012, nonaccrual loans with an aggregate outstanding balance of $11.5 million were resolved as a result of workout processes with the borrowers.

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR. The Company did not remove the TDR classification from any loan during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company, as a result of a troubled debt restructuring, netted deferred loan fees against the gross outstanding balance of a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at March 31, 2012 and December 31, 2011 is provided below:

	Group I	Group II
	($ in thousands)
March 31, 2012	$245,535	$192,558
December 31, 2011	$243,509	$195,382

Note: A loan may be included in more than one type of restructuring.

For the three months ended March 31, 2012 and 2011, the Company had partial charge-offs totaling $0.5 million and $0, respectively related to loans previously classified as TDR. As of March 31, 2012, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended March 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$15,937	$15,937	$—
Real Estate	—	—	—
Business Credit	—	—	—

Total	$15,937	$15,937	$—

For the Year Ended December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$71,470	$71,470	$26,154
Real Estate	—	—	—
Business Credit	—	—	—

Total	$71,470	$71,470	$26,154

The following sets forth a breakdown of troubled debt restructurings at March 31, 2012 and December 31, 2011:

As of March 31, 2012	Accrual Status				For the three months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged -off
Leveraged Finance	$144,347	$64,440	$208,787	$27,728	$472
Real Estate	32,287	4,461	36,748	4,709	––
Business Credit	––	––	––	––	––

Total	$176,634	$68,901	$245,535	$32,437	$472

As of December 31, 2011	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$140,271	$75,492	$215,763	$26,266	$15,740
Real Estate	23,277	4,469	27,746	3,836	––
Business Credit	––	––	––	––	––

Total	$163,548	$79,961	$243,509	$30,102	$15,740

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
March 31, 2012	($ in thousands)
Leveraged Finance	$––	$41,216	$41,216	$1,456,850	$1,498,066	$—
Real Estate	—	8,210	8,210	214,474	222,684	––
Business Credit	—	—	—	150,829	150,829	—

Total	$––	$49,246	$49,246	$1,822,153	$1,871,579	$––

December 31, 2011
Leveraged Finance	$23,940	$40,951	$64,891	$1,372,149	$1,437,040	$––
Real Estate	15,834	13,719	29,553	241,828	271,381	8,438
Business Credit	––	2,831	2,831	108,941	111,772	––

Total	$39,774	$57,501	$97,275	$1,722,918	$1,820,193	$8,438

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

For Leveraged Finance loans and equipment finance leases, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms in determining a loan loss in the event of default.

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

For Business Credit loans, the Company utilizes a proprietary model to risk rate the loans on a monthly basis. This model captures the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company has also evaluated historical loss trends by risk rating from a comprehensive industry database covering more than twenty five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve is adjusted to reflect the historical average for expected loss from the industry database.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2012
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$44,553	$19,185	$374	$64,112
Provision for credit losses—general	2,560	(1,409)	162	1,313
Provision for credit losses—specific	758	810	––	1,568
Loans charged off, net of recoveries	540	(3,404)	––	(2,864)

Balance, end of period	$48,411	$15,182	$536	$64,129

Balance, end of period—specific	$29,356	$10,026	$––	$39,382

Balance, end of period—general	$19,055	$5,156	$536	$24,747

Average balance of impaired loans	$248,504	$79,364	$2,852	$330,720
Interest recognized from impaired loans	$3,477	$298	$––	$3,775

Loans
Loans individually evaluated with specific allowance	$142,930	$46,729	$––	$189,659
Loans individually evaluated with no specific allowance	81,651	16,831	––	98,482
Loans acquired with deteriorating credit quality	––	––	2,095	2,095
Loans collectively evaluated without specific allowance	1,273,485	159,124	148,734	1,581,343

Total loans and leases	$1,498,066	$222,684	$150,829	$1,871,579

	Three Months Ended March 31, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$58,912	$25,869	$––	$84,781
Provision for credit losses—general	617	(481)	38	174
Provision for credit losses—specific	6,756	(677)	––	6,079
Loans charged off, net of recoveries	(5,322)	––	––	(5,322)

Balance, end of period	$60,963	$24,711	$38	$85,712

Balance, end of period—specific	$42,746	$18,323	$38	$61,107

Balance, end of period—general	$18,217	$6,388	$––	$24,605

Average balance of impaired loans	$262,024	$87,460	$8,134	$357,618
Interest recognized from impaired loans	$3,373	$725	$150	$4,248

Loans
Loans individually evaluated with specific allowance	$164,307	$79,078	$––	$243,385
Loans individually evaluated with no specific allowance	90,117	8,438	––	98,555
Loans acquired with deteriorating credit quality	––	––	5,001	5,001
Loans collectively evaluated without specific allowance	1,125,994	189,980	59,989	1,375,963

Total loans	$1,380,418	$277,496	$64,990	$1,722,904

During the three months ended March 31, 2012, the Company recorded a total provision for credit losses of $2.9 million. The Company maintained its allowance for credit losses at $64.1 million as of March 31, 2012 and at December 31, 2011. The Company had $2.9 million of charge offs of impaired loans with a specific allowance during the three months ended March 31, 2012, offset by new specific provisions for credit losses and general provisions for credit losses due to loan growth. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” decreased to 16% as of March 31, 2012 as compared to 19% as of December 31, 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

Included in the allowance for credit losses at March 31, 2012 and December 31, 2011 is an allowance for unfunded commitments of $0.5 million and $0.4 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of March 31, 2012 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

During the three months ended March 31, 2012, as part of the resolution of an impaired commercial real estate loan, the Company took control of the underlying commercial real estate property. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate property as other real estate owned. The commercial real estate property had a fair value of $9.4 million as of March 31, 2012.

Note 4. Restricted Cash

Restricted cash as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Collections on loans pledged to credit facilities	$61,429	$22,137
Principal and interest collections on loans held in trust and prefunding amounts	40,337	57,994
Customer escrow accounts	3,185	3,684

Total	$104,951	$83,815

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Investments in debt securities - gross	$25,298	$25,298
Unamortized discount	(4,492)	(4,548)

Investments in debt securities - amortized cost	$20,806	$20,750

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2012 and December 31, 2011 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2012:
Collateralized loan obligations	$20,806	$—	$(1,768)	$19,038

	$20,806	$—	$(1,768)	$19,038

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2011:
Collateralized loan obligations	$20,750	$—	$(2,933)	$17,817

	$20,750	$—	$(2,933)	$17,817

The Company did not sell any debt securities during the three months ended March 31, 2012 and 2011.

The Company did not record any net Other-Than-Temporary Impairment charges during the three months ended March 31, 2012 and 2011.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	5	—	5
Fair value	$19,038	$—	$19,038
Amortized cost	20,806	—	20,806

Unrealized loss	$1,768	$—	$1,768

	December 31, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	5	—	5
Fair value	$17,817	$—	$17,817
Amortized cost	20,750	—	20,750

Unrealized loss	$2,933	$—	$2,933

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at March 31, 2012 and December 31, 2011 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment included adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2012, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2012 and December 31, 2011 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	20,806	19,038	20,750	17,817

Total	$20,806	$19,038	$20,750	$17,817

Note 6. Borrowings

Credit Facilities

As of March 31, 2012 the Company had five credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $150.0 million revolving credit facility with NATIXIS, (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iv) a $75 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (v) a $150 million credit facility with Wells Fargo.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $21.1 million and unamortized deferred financing fees of $0.1 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.74% at March 31, 2012. The revolving period under the credit facility is expected to end on May 19, 2012.

The Company also has a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $63.9 million and unamortized deferred financing fees of $2.0 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.51% at March 31, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

The Company has a $225.0 million credit facility with DZ Bank that had an outstanding balance of $92.5 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of March 31, 2012, the Company had not drawn any amounts from this credit facility.

The Company also has a $150.0 million credit facility with Wells Fargo that had an outstanding balance of $142.2 million and unamortized deferred financing fees of $1.7 million as of March 31, 2012. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2012, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.74% at March 31, 2012.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010 and January 27, 2012. The credit facility, as amended, consists of a $25.0 million revolving note and a $100.0 million term note, which matures on August 31, 2016. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2012, the Company had not drawn any amounts from the revolving note. As of March 31, 2012, unamortized deferred financing fees were $3.4 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 0% if the revolving commitments are terminated on or prior to June 30, 2012, 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee, payable whether the prepayment is voluntary or involuntary. Prepayments made before January 27, 2013 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment made during the period from January 28, 2013 to August 31, 2015 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of March 31, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At March 31, 2012, the $160.8 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $192.3 million. At March 31, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2012, the Company repurchased $3.7 million of the 2005 CLO Trust’s Class D notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2012 identified $55.7 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the January 13, 2012 report, the cumulative amount redirected was $16.3 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$52,934	Libor + 0.28%	July 25, 2018	AA+/Aaa/AAA
Class A-2	80,477	27,022	Libor + 0.30%	July 25, 2018	AA+/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/Aa1/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	14,502	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$160,792

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2011. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2012, the $308.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $351.9 million. At March 31, 2012, deferred financing fees were $1.5 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2012 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchase such loans.

During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the March 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$217,763	Libor +0.27%	March 30, 2022	AA+/AAA/AAA
Class A-2	40,000	29,144	Libor +0.28%	March 30, 2022	AA+/AAA/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	CCC+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC-/Ba1/BB

	$456,250	$308,157

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2012, the $501.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $555.1 million. At March 31, 2012, deferred financing fees were $2.8 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the three months ended March 31, 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	79,616	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa3/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/Baa1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba1/BBB+

	$546,000	$501,102

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

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

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Three Months Ended March 31, 2012	Period from June 7, 2011 to December 31, 2011
	($ in thousands)
Outstanding at end of period	$62,687	$64,868
Maximum outstanding at any month end	63,000	68,000
Average balance for the period	63,170	66,872
Weighted average rate at end of period	5.24%	5.28%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.24% as of March 31, 2012. As of March 31, 2012, unamortized deferred financing fees were $1.4 million and the outstanding balance was $62.7 million. During the three months ended March 31, 2012, the Company made principal payments totaling $2.2 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2012 and December 31, 2011, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2012		December 31, 2011
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	49,316	145,000	49,346

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

On September 29, 2011, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2012, the Company had repurchased 181,723 shares of its common stock under the program at a weighted average price per share of $10.05.

Restricted Stock

During the three months ended March 31, 2012, the Company issued 140,360 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the three months ended March 31, 2012 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2011	2,951,079	$19,790
Granted	140,360	1,450
Vested	(11,579)	(113)
Forfeited	(3,334)	(10)

Non-vested as of March 31, 2012	3,076,526	$21,117

The Company recognized $1.5 million and $1.6 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2012 and 2011. The unrecognized compensation cost of $7.0 million at March 31, 2012 is expected to be recognized over the next three years.

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

Stock option activity for the three months ended March 31, 2012 was as follows:

Options
Outstanding as of January 1, 2012	5,941,603
Granted	—
Exercised	(18,349)
Forfeited	(21,667)

Outstanding as of March 31, 2012	5,901,587

Vested as of March 31, 2012	5,376,334

Exercisable as of March 31, 2012	5,376,334

As of March 31, 2012, the total unrecognized compensation cost related to nonvested options granted was $0.6 million. This cost is expected to be recognized over a weighted average period of one year. During the three months ended March 31, 2012 and 2011, the Company recognized compensation expense related to its stock options of $0.4 million and $0.9 million, respectively.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Numerator:
Net income	$6,082	$926

Denominator:
Denominator for basic income per common share	47,374	48,546

Denominator:
Denominator for diluted income per common share	47,374	48,546
Potentially dilutive securities - options	2,835	2,762
Potentially dilutive securities - restricted stock	2,000	2,000
Potentially dilutive securities - warrants	—	—

Total weighted average diluted shares	52,209	53,308

Warrants to purchase common stock totaling 1,452,656, were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 due to the fact that the results would be anti-dilutive.

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

At March 31, 2012, the Company had $253.5 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $207.2 million and unfunded commitments related to delayed draw term loans were $44.4 million. $1.9 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $207.2 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2012, the Company categorized $121.3 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2012, the Company had $85.9 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2012, revolver usage averaged approximately 46%, which is in line with the average of 44% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2012, revolving commitments increased $33.1 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2012, delayed draw credit facility commitments decreased $7.9 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations.

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Unused lines of credit	$253,501	$252,288
Standby letters of credit	6,929	6,462

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2012, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—		$—	$19,038	$19,038

Total assets recorded at fair value on a recurring basis	$—	$		$19,038	$19,038

Nonrecurring Basis:
Loans, net	$—		$—	$53,627	$53,627
Loans held-for-sale, net	32,721		5,224	—	37,945
Other real estate owned	—		—	9,400	9,400

Total assets recorded at fair value on a nonrecurring basis	$32,721		$5,224	$63,027	$100,972

At March 31, 2012, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions.

At March 31, 2012, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2012, the Company recorded a $0.8 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At March 31, 2012, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF and to other third parties. The fair values of the loans are based on contractual selling prices. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral equals or exceeds the recorded investments in such loans.

At March 31, 2012, “Other real estate owned” consisted of one commercial property. The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$17,817	$17,817
Derivatives—interest rate contracts (assets)	—	––	—	––

Total assets recorded at fair value on a recurring basis	$—	$––	$17,817	$17,817

Derivatives—interest rate contracts (liabilities)	$—	$––	$—	$––

Nonrecurring Basis:
Loans, net	$—	$—	$64,542	$64,542
Loans held-for-sale, net	38,278	—	—	38,278

Total assets recorded at fair value on a nonrecurring basis	$38,278	$—	$64,542	$102,820

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2012 and 2011 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of levels 1, 2 or 3 during the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	1,165
Purchases	—
Issuances	—
Settlements	—

Balance as of March 31, 2012	$19,038

For the three months ended March 31, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,051
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	110
Purchases, issuances or settlements	(112)

Balance as of March 31, 2011	$4,049

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$17,390	$17,390	$18,468	$18,468
Restricted cash	104,951	104,951	83,815	83,815
Loans held-for-sale	37,945	37,945	38,278	38,278
Loans and leases, net	1,773,306	1,766,279	1,699,187	1,660,524
Investments in debt securities available-for-sale	19,038	19,038	17,817	17,817
Other assets	7,370	7,370	7,370	7,370
Financial liabilities:
Credit facilities	$319,652	$319,652	$214,711	$214,711
Term debt	1,070,052	993,187	1,073,105	973,036
Repurchase agreements	62,687	61,668	64,868	63,779

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2012. The table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value includes Cash and cash equivalents, Restricted cash, Loans held-for-sale, and Investments in debt securities available-for-sale. Financial liabilities for which fair value approximates carrying value includes Credit facilities.

			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,719,679	$1,712,652	$—	$1,712,652	$—
Financial liabilities:
Term debt	1,070,052	993,187	—	993,187	—
Repurchase agreements	62,687	61,668	—	61,668	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Loans and leases, net: The fair value was determined as the present value of expected future cash flows discounted at current market interest rates offered by similar lending institutions for loans with similar terms to companies with comparable credit risk. This method of estimating fair value does not incorporate the exit price concept of fair value. The amount included in the above table excludes impaired collateral-dependent commercial real estate loans.

Term debt: The fair value was determined by applying prevailing term debt market interest rates to the Company’s current term debt structure.

Repurchase agreements: The fair value was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure.

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2012 and 2011, the Fund’s asset management fees were $0.7 million and $0.6 million, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At March 31, 2012, the loan balance outstanding and amount of committed funds were $6.0 million and $8.0 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At March 31, 2012, the loan balance outstanding and amount of committed funds were $11.3 million and $13.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our four national specialized lending platforms. We rely on the capital markets for funding through the issuance of asset-backed notes. Overall, conditions in targeted segments of the loan markets were mixed in the first quarter of 2012. After significant disruption and volatility in the capital markets through the third quarter of last year, improving market conditions in the fourth quarter continued into the first quarter with gains in overall debt and equity new issuance volumes, including asset-backed securities. Loan demand derived from merger and acquisition activity, however, decreased and lenders’ pricing power weakened somewhat as they competed for fewer lending opportunities. Despite slowing loan demand, the environment for acquisitions and private investment activity has improved as better economic conditions, lower unemployment and more certainty about the potential impact of the Eurozone debt crisis has bolstered confidence and had a positive influence on market sentiment.

We continued to originate new loans with attractive credit spreads and yields in the first quarter, which compared favorably to historical averages for comparably rated loans, but which were lower than yields in the fourth quarter. Pricing and credit parameters in our target markets in the first quarter also continued to compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

After a weak January, loan demand began to rebound modestly in February and continued to improve through the end of the quarter. We originated new funded loans totaling $241 million in the first quarter, which is relatively consistent with the level of origination in the prior quarter and approximately 50% higher than the first quarter of 2011. Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity decreased in the first quarter due to a combination of seasonal factors and slower leveraged buyout style acquisition activity among private equity firms despite the generally improving market sentiment.

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

On January 27, 2012, we entered in to an amendment to our credit facility with Fortress Credit Corp. which increased the size of the facility from $100.0 million to $125.0 million and extended the maturity date to August 31, 2016. In connection with the amendment, we borrowed $12.6 million under the term loan facility on January 31, 2012 and the remaining $37.4 million available for borrowing under the term loan facility on March 20, 2012.

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2012, we had repurchased 181,723 shares of our common stock under this plan at a weighted average price per share of $10.05.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NewStar’s basic and diluted income per share for the three months ended March 31, 2012 was $0.13 and $0.12, respectively, on net income of $6.1 million compared to basic and diluted income per share for the three months ended March 31, 2011 of $0.02 on net income of $0.9 million. Our managed loan portfolio was $2.5 billion at March 31, 2012 compared to $2.4 billion at December 31, 2011. As of March 31, 2012, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $563.3 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.39% for three months ended March 31, 2012 and 6.35% for the three months ended March 31, 2011. The increase from 2011 to 2012 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to March 31, 2011. The portfolio yield for accruing loans was 6.72% for the three months ended March 31, 2012.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.30% for the three months ended March 31, 2012 and 4.03% for the three months ended March 31, 2011. The primary factors impacting net interest margin for the three months ended March 31, 2012 were non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three months ended March 31, 2011 were non-accrual loans, changes in three-month LIBOR, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 44.77% for the three months ended March 31, 2012 and 56.49% for the three months ended March 31, 2011. The decrease in our efficiency ratio during 2012 as compared to 2011 was primarily due to an increase in net interest income and non-interest income during 2012.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 3.43% at March 31, 2012 and 3.52% as of December 31, 2011. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, and slowing negative credit migration and improving economic conditions. During the three months ended March 31, 2012, we recorded $1.6 million of specific provision for credit losses on previously identified impaired loans. At March 31, 2012, the specific allowance for credit losses was $39.4 million, and the general allowance for credit losses was $24.7 million. At December 31, 2011, the specific allowance for credit losses was $40.7 million, and the general allowance for credit losses was $23.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 2.64% as of March 31, 2012 as compared to 5.34% as of December 31, 2011. We expect the delinquent loan rate to fluctuate if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0% as of March 31, 2012 as compared to 0.46% as of December 31, 2011. We expect the delinquent accruing loan rate to fluctuate if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 4.12% as of March 31, 2012 and 5.61% as of December 31, 2011. As of March 31, 2012 and December 31, 2011, the aggregate outstanding balance of non-accrual loans was $77.1 million and $102.2 million, respectively and total outstanding loans and leases held for investment were $1.9 billion and $1.8 billion, respectively. We expect the non-accrual loan rate to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 5.03% as of March 31, 2012 and 5.61% as of December 31, 2011. As of March 31, 2012 and December 31, 2011, the sum of the aggregate outstanding balance of non-performing assets was $94.6 million and $102.2 million, respectively. We expect the non-performing asset rate to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. For the three months ended March 31, 2012 and 2011, the net charge off rate was 0.62% and 1.44%, respectively. We expect the net charge off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For the three months ended March 31, 2012 and 2011, the net charge off rate was 0.63% and 1.44%, respectively. We expect the net charge off rate (average period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.24% and 0.20% for the three months ended March 31, 2012 and 2011, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.30% and 0.67% for the three months ended March 31, 2012 and 2011, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Net interest income:
Interest income	$29,522	$26,988
Interest expense	8,353	8,542

Net interest income	21,169	18,446
Provision for credit losses	2,881	6,253

Net interest income after provision for credit losses	18,288	12,193
Non-interest income:
Fee income	1,255	575
Asset management income	743	628
Loss on derivatives	(15)	(4)
Loss on sale of loans	(450)	––
Other income (loss)	1,252	(1,680)

Total non-interest income (loss)	2,785	(481)
Operating expenses:
Compensation and benefits	7,202	7,545
General and administrative expenses	3,493	2,604

Total operating expenses	10,695	10,149

Income before income taxes	10,378	1,563
Income tax expense	4,296	637

Net income	$6,082	$926

Comparison of the Three Months Ended March 31, 2012 and 2011

Interest income. Interest income increased $2.5 million, to $29.5 million for the three months ended March 31, 2012 from $27.0 million for the three months ended March 31, 2011. The increase was primarily due to an increase in average balance of our interest earning assets to $2.0 billion from $1.9 billion and an increase in the yield on average interest earning assets to 5.99% from 5.90%, primarily driven by an increase in contractual interest rates from new loan origination and re-pricings subsequent to March 31, 2011.

Interest expense. Interest expense decreased slightly to $8.4 million for the three months ended March 31, 2012 from $8.5 million for the three months ended March 31, 2011. The decrease is primarily due to a decrease in amortization of deferred financing fees related to our 2005 CLO Trust and our 2009-1 CLO Trust.

Net interest margin. Net interest margin increased to 4.30% for the three months ended March 31, 2012 from 4.03% for the three months ended March 31, 2011. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, an increase in our average yield on interest earning assets from new loan origination and re-pricings subsequent to March 31, 2011. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.53% from 3.15%. At March 31, 2012, 68% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$1,981,785	$29,522	5.99%	$1,854,414	$26,988	5.90%
Total interest bearing liabilities	1,363,318	8,353	2.46	1,260,248	8,542	2.75

Net interest spread		$21,169	3.53%		$18,446	3.15%

Net interest margin			4.30%			4.03%

Provision for credit losses. The provision for credit losses decreased to $2.9 million for the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. The decrease in the provision was primarily due to a decrease of $4.5 million of specific provisions recorded during the three months ended March 31, 2012 as compared to three months ended March 31, 2011. During the three months ended March 31, 2012, we recorded specific provisions of $1.6 million compared to $6.1 million recorded during the three months ended March 31, 2011. The decrease in the specific component of the provision for credit losses was primarily due to lower outstanding loan balances since March 31, 2011 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” decreased to 16% as of March 31, 2012 as compared to 22% as of March 31, 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio decreased as compared to March 31, 2011, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has increased.

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

For Leveraged Finance loans and equipment finance leases, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

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

For Business Credit loans, the Company utilizes a proprietary model to risk rate the loans on a monthly basis. This model captures the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company has also evaluated historical loss trends by risk rating from a comprehensive industry database covering more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve is adjusted to reflect the historical average for expected loss from the industry database.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that additional changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. No material modifications have been made to the allowance for credit losses since 2010. Moreover, given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at March 31, 2012 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income increased $3.3 million, to $2.8 million for the three months ended March 31, 2012 from a loss of $0.5 million for the three months ended March 31, 2011. The increase is primarily due to a $3.4 million loss on equity interests in certain impaired borrowers during the three months ended March 31, 2011, as compared to a $0.2 million net loss on equity method of accounting interests during the three months ended March 31, 2012, a $0.7 million increase of fee income, partially offset by a $0.5 million loss on the sale of loans. During the three months ended March 31, 2012, we also recognized a $0.9 million gain on the repurchase of debt, as compared to a $1.0 million gain for the three months ended March 31, 2011.

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

Operating expenses. Operating expenses increased $0.5 million, to $10.7 million for the three months ended March 31, 2012 from $10.2 million for the three months ended March 31, 2011. General and administrative expenses increased $0.9 million due primarily to a $0.5 million increase in loan workout costs and a $0.3 million increase in professional service costs. Employee compensation and benefits decreased $0.3 million primarily due to a decrease in the non-cash compensation charge related to equity award grants.

Income taxes. For the three months ended March 31, 2012 and 2011, we provided for income taxes based on an effective tax rate of 41% and 41% for each period.

As of March 31, 2012 and December 31, 2011, we had net deferred tax assets of $48.0 million and $47.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2012. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of March 31, 2012. As of March 31, 2012, our deferred tax asset was primarily comprised of $26.0 million related to our allowance for credit losses and $12.9 million related to equity compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. In the first quarter of 2012 we amended our corporate credit facility with Fortress to provide for $25.0 million in additional borrowing and entered into a new $150.0 million credit facility with NATIXIS. In January 2012 we amended our facility with Fortress to increase the size of the facility to $125 million and extended the maturity date to August 31, 2016. In connection with the amendment, we borrowed $12.6 million under the term loan facility on January 31, 2012 and the remaining $37.4 million available for borrowing under the term loan facility on March 20, 2012. In February 2012 we entered into a new $150.0 million credit facility with NATIXIS that matures in February 2019.

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

The first quarter of 2012 brought continued strengthening of the U.S. economy despite a challenging global economy. This resilience was reflected in the strong performance of the U.S. debt and equity capital markets. We expect the broader favorable trends to continue as treasury and investment grade bond rates remain near all-time lows and investors focus on riskier higher yielding, fixed and floating rate asset classes in order to achieve yield. The securitization markets also displayed improved issuance volume and pricing. With the strengthening of the high yield loan markets as well as of the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have shown marked improvement year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of March 31, 2012 and December 31, 2011, we had $17.4 million and $18.5 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $105.0 million and $83.8 million of restricted cash as of March 31, 2012 and December 31, 2011, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2012, we could use $9.8 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2012.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2012, we had impaired loans with an aggregate outstanding balance of $290.2 million. Impaired loans with an aggregate outstanding balance of $245.5 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $77.1 million were on non-accrual status. During the three months ended March 31, 2012, $4.2 million of loans were charged-off and we recovered $1.3 million of previously charged-off impaired loans outstanding balance. Impaired loans of $49.4 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2012, we recorded $1.6 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $7.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of March 31, 2012 and December 31, 2011 was $63.7 million at each period end, or 3.40% and 3.50% of loans and leases, gross, respectively. As of March 31, 2012, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 3.43%.

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

Activity in the allowance for loan losses for the three months ended March 31, 2012 and for the year ended December 31, 2011 was as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Balance as of beginning of period	$63,700	$84,503
General provision for loan and lease losses	1,272	(1,604)
Specific provision for loan losses	1,568	18,782
Net charge offs	(2,864)	(37,981)

Balance as of end of period	63,676	63,700
Allowance for losses on unfunded loan commitments	453	412

Allowance for credit losses	$64,129	$64,112

During the three months ended March 31, 2012 we recorded a total provision for credit losses of $2.9 million. The Company decreased its allowance for credit losses nine basis points to 3.43% of gross loans at March 31, 2012 from 3.52% at December 31, 2011, due to improving economic conditions and slowing negative credit migration.

Borrowings and Liquidity

As of March 31, 2012 and December 31, 2011, we had outstanding borrowings totaling $1.5 billion and $1.4 billion, respectively. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of March 31, 2012, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$650,000	$319,652	$330,348	2012 – 2019
Term debt (1)	1,161,912	1,070,052	91,860	2012 – 2022
Repurchase agreement	62,687	62,687	––	2016

Total	$1,874,599	$1,452,391	$422,208

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of which could result in a termination event, and at March 31, 2012, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels.

Credit Facilities

As of March 31, 2012 we had five credit facilities: (i) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $150 million facility with NATIXIS, (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iv) a $75 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (v) a $150 million credit facility with Wells Fargo.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $21.1 million and unamortized deferred financing fees of $0.1 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.74% at March 31, 2012. The revolving period under the credit facility is expected to end on May 19, 2012.

We also have a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $63.9 million and unamortized deferred financing fees of $2.0 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.51% at March 31, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019.

We have a $225.0 million credit facility with DZ Bank that had an outstanding balance of $92.5 million as of March 31, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million revolving credit facility to fund new equipment lease origination. The credit facility is scheduled to mature four years after the initial advance under the credit facility. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of March 31, 2012, we had not drawn any amounts from this credit facility.

We also have a $150.0 million credit facility with Wells Fargo that had an outstanding balance of $142.2 million and unamortized deferred financing fees of $1.7 million as of March 31, 2012. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2012, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.74% at March 31, 2012.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010 and January 27, 2012. The credit facility, as amended, consists of a $25.0 million revolving note and a $100.0 million term note, which matures on August 31, 2016. The credit facility accrues interest equal to the London Interbank Offered Rate (LIBOR) plus 7.00%.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2012, we had not drawn any amounts from the revolving note. As of March 31, 2012, unamortized deferred financing fees were $3.4 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 0% if the revolving commitments are terminated on or prior to June 30, 2012, 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee, payable whether the prepayment is voluntary or involuntary. For prepayments made before January 27, 2013 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment made during the period from January 28, 2013 to August 31, 2015 and applied to prepay term loans, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of March 31, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At March 31, 2012, the $160.8 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $192.3 million. At March 31, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the three months ended March 31, 2012, we repurchased $3.7 million of the 2005 CLO Trust’s Class D notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During 2011, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2012 identified $55.7 million of certain loan collateral in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the January 13, 2012 report, the cumulative amount redirected was $16.3 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$52,934	0.28%	AA+/Aaa/AAA
Class A-2	80,477	27,022	0.30	AA+/Aaa/AAA
Class B	18,750	18,683	0.50	A+/Aa1/AA
Class C	39,375	39,233	0.85	B+/A2/BB
Class D	24,375	14,502	1.50	CCC-/Ba2/CCC
Class E	24,375	8,418	4.75	CCC-/Caa3/CC

Total notes	343,352	160,792
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$192,330

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings in February 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2011. During the first quarter of 2012, Moody’s upgraded the Class A-1 Notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2012, the $308.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $351.9 million. At March 31, 2012, deferred financing fees were $1.5 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2012 identified $21.6 million of certain loan collateral in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. Consequently, as of the March 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$217,763	0.27%	AA+/AAA/AAA
Class A-2	40,000	29,144	0.28	AA+/AAA/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	CCC+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC-/Ba1/BB

Total notes	456,250	308,157
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$351,907

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2012, the $501.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $555.1 million. At March 31, 2012, deferred financing fees were $2.8 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the three months ended March 31, 2012 we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During 2011, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,193	0.24%	AA+/Aaa/AAA
Class A-2	100,000	79,616	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa3/AA
Class C	58,500	58,293	1.30	BBB+/Baa1/A
Class D	27,000	21,000	2.30	BB-/Ba1/BBB+

Total notes	546,000	501,102
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$555,102

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the third quarter of 2011, Fitch affirmed its ratings. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. (source: Bloomberg Finance L.P.).

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.24% as of March 31, 2012. As of March 31, 2012, unamortized deferred financing fees were $1.4 million and the outstanding balance was $62.7 million. During the three months ended March 31, 2012, we made principal payments totaling $2.2 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2012, the Company had repurchased 181,723 shares of its common stock under this program at a weighted average price per share of $10.05.

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

At March 31, 2012, we had $253.5 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $207.2 million and unfunded commitments related to delayed draw term loans were $44.4 million. $1.9 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $207.2 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2012, we categorized $121.3 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2012, we had $85.9 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2012, revolver usage averaged approximately 46%, which is line with the average of 44% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2012, revolving commitments increased $33.1 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2012, delayed draw credit facility commitments decreased $7.9 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2012 we had $6.9 million of standby letters of credit.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s 2011 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2011 Annual Report.

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

As of March 31, 2012 and December 31, 2011, investments in debt securities available-for-sale totaled $19.0 million and $17.8 million, respectively. At March 31, 2012 and December 31, 2011, our net unrealized loss on those debt securities totaled $1.8 million and $2.9 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

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

The following table shows the hypothetical estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2012. Our modeling is based on contractual terms and does not consider prepayment:

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$8,060
Increase of	100	(7,380)

As shown above, we estimate to the best of our ability that a decrease in interest rates of 100 basis points would have resulted in an increase of $8.1 million in our annualized net interest income, and an increase in interest rates of 100 basis points would have resulted in a decrease in our net interest income of $7.4 million. The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.4 billion. If interest rates rise, the potential impact from interest rate floors would decrease resulting in lower net interest income. The cost of our variable rate debt would increase, while interest income from loans with interest rate floors would not change until interest rates exceed the stated rate of the interest rate floors or the loans paid off or re-priced.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on March 31, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2012	––	$––	––	$10,000,000
February 1-29, 2012	15,931	9.96	12,344	9,878,087
March 1-31, 2012	169,379	10.06	169,379	8,168,932

Three months ended March 31, 2012	185,310	$10.05	181,723	$8,168,932

(1)	181,723 shares were repurchased during the period in connection with our share repurchase program that we announced on September 29, 2011, and certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)	These columns include the acquisition of an aggregate of 3,587 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the first quarter.

(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on September 29, 2012 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	First Amendment to Amended and Restated Note Agreement, dated as of January 27, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 31, 2012 and incorporated herein by reference.

10(b)	Revolving Credit and Security Agreement, dated as of February 16, 2012, by and among NewStar Commercial Funding 2012-1 LLC, the lenders from time to time party hereto, Natixis, New York Branch, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 21, 2012 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 3, 2012	By:	/s/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	First Amendment to Amended and Restated Note Agreement, dated as of January 27, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 31, 2012 and incorporated herein by reference.

10(b)	Revolving Credit and Security Agreement, dated as of February 16, 2012, by and among NewStar Commercial Funding 2012-1 LLC, the lenders from time to time party hereto, Natixis, New York Branch, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 21, 2012 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.