Form 10-Q
period 2012-09-30
NewStar Financial, Inc.
filed 2012-11-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2012, 49,417,138 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2012	December 31, 2011
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$34,176	$18,468
Restricted cash	151,387	83,815
Investments in debt securities, available-for-sale	20,803	17,817
Loans held-for-sale, net	48,534	38,278
Loans, net	1,761,391	1,699,187
Deferred financing costs, net	12,405	11,997
Interest receivable	8,917	9,857
Property and equipment, net	520	740
Deferred income taxes, net	46,436	47,902
Income tax receivable	0	293
Other assets	23,907	18,029

Total assets	$2,108,476	$1,946,383

Liabilities:
Credit facilities	$396,318	$214,711
Term debt	1,009,953	1,073,105
Repurchase agreements	40,778	64,868
Accrued interest payable	3,177	2,853
Accounts payable	228	430
Income tax payable	2,452	0
Other liabilities	68,934	26,654

Total liabilities	1,521,840	1,382,621

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2012 and 2011;
Shares outstanding 49,420,728 in 2012 and 49,345,676 in 2011	494	494
Additional paid-in capital	641,337	635,389
Accumulated deficit	(26,938)	(44,703)
Common stock held in treasury, at cost $0.01 par value; 3,391,354 in 2012 and 3,135,317 in 2011	(28,056)	(25,420)
Accumulated other comprehensive loss, net	(201)	(1,998)

Total stockholders’ equity	586,636	563,762

Total liabilities and stockholders’ equity	$2,108,476	$1,946,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$30,812	$29,500	$90,945	$84,803
Interest expense	9,074	10,683	26,607	27,582

Net interest income	21,738	18,817	64,338	57,221
Provision for credit losses	3,712	4,408	6,752	12,998

Net interest income after provision for credit losses	18,026	14,409	57,586	44,223

Non-interest income:
Fee income	1,074	573	3,398	1,507
Asset management income – related party	718	697	2,188	1,951
Gain (loss) on derivatives	(57)	252	(258)	277
Gain (loss) on sale of loans	0	20	(418)	128
Other income (loss)	1,451	1,862	2,866	(1,690)

Total non-interest income	3,186	3,404	7,776	2,173

Operating expenses:
Compensation and benefits	7,832	7,706	23,101	22,321
General and administrative expenses	2,843	4,190	11,627	10,542

Total operating expenses	10,675	11,896	34,728	32,863

Income before income taxes	10,537	5,917	30,634	13,533
Income tax expense	4,471	2,508	12,869	5,752

Net income	$6,066	$3,409	$17,765	$7,781

Basic income per share	$0.13	$0.07	$0.38	$0.16
Diluted income per share	0.11	0.06	0.34	0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per share amounts)
Net income	$6,066	$3,409	$17,765	$7,781
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $969, $(784), $1,136 and $(1,058), respectively	1,442	(1,038)	1,680	(1,443)
Net unrealized derivative gains (losses), net of tax expense (benefit) of $23, $125, $93 and $(34), respectively	35	(45)	117	264

Other comprehensive income (loss)	1,477	(1,083)	1,797	(1,179)

Comprehensive income	$7,543	$2,326	$19,562	$6,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2012	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$563,762
Net income	0	0	17,765	0	0	17,765
Other comprehensive income	0	0	0	0	1,797	1,797
Issuance of restricted stock	1	(1)	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(40)	0	(40)
Tax benefit from vesting of restricted common stock awards	0	98	0	0	0	98
Repurchase of common stock	(2)	2	0	(2,596)	0	(2,596)
Exercise of common stock options	1	663	0	0	0	664
Amortization of restricted common stock awards	0	4,813	0	0	0	4,813
Amortization of stock option awards	0	373	0	0	0	373

Balance at September 30, 2012	$494	$641,337	$(26,938)	$(28,056)	$(201)	$586,636

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2011	$506	$626,177	$(58,851)	$(13,115)	$(538)	$554,179
Net income	0	0	7,781	0	0	7,781
Other comprehensive loss	0	0	0	0	(1,179)	(1,179)
Net shares reacquired from employee transactions	(1)	166	0	(988)	0	(823)
Tax benefit from vesting of restricted common stock awards	0	796	0	0	0	796
Repurchase of common stock	(10)	10	0	(10,031)	0	(10,031)
Amortization of restricted common stock awards	0	4,813	0	0	0	4,813
Amortization of stock option awards	0	1,852	0	0	0	1,852

Balance at September 30, 2011	$495	$633,814	$(51,070)	$(24,134)	$(1,717)	$557,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$17,765	$7,781
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	6,752	12,998
Depreciation and amortization and accretion	(6,539)	(6,356)
Amortization of debt issuance costs	3,223	6,965
Equity compensation expense	5,186	6,665
(Gains) losses on sale of loans	418	(128)
Gain on repurchase of debt	(2,215)	(3,627)
Losses from equity method investments	629	6,861
Losses on other real estate owned	324	600
Net change in deferred income taxes	1,466	1,072
Loans held-for-sale originated	(81,979)	(31,192)
Proceeds from sale and repayment of loans held-for-sale	71,723	41,386
Net change in interest receivable	940	(1,905)
Net change in other assets	(6,328)	4,898
Net change in accrued interest payable	324	(1,974)
Net change in accounts payable and other liabilities	43,216	(2,331)

Net cash provided by operating activities	54,905	41,713

Cash flows from investing activities:
Net change in restricted cash	(67,572)	103,753
Net change in loans	(62,531)	(89,906)
Proceeds from the sale of other real estate owned	0	2,800
Purchase of debt securities available-for-sale	0	(14,088)
Proceeds from repayments of debt securities available-for-sale	0	4,173
Acquisition of property and equipment	(167)	(319)

Net cash provided by (used in) investing activities	(130,270)	6,413

Cash flows from financing activities:
Proceeds from exercise of stock options	663	166
Tax benefit from vesting of restricted stock	98	796
Borrowings on credit facilities	410,978	292,356
Repayment of borrowings on credit facilities	(229,371)	(251,949)
Borrowings on term debt	93,400	120,336
Repayment of borrowings on term debt	(154,337)	(289,058)
Borrowings on repurchase agreements	0	67,554
Repayment of borrowings on repurchase agreements	(24,090)	0
Payment of deferred financing costs	(3,632)	(4,069)
Purchase of treasury stock	(2,636)	(11,019)

Net cash provided by (used in) financing activities	91,073	(74,887)

Net increase in cash during the period	15,708	(26,761)
Cash and cash equivalents at beginning of period	18,468	54,365

Cash and cash equivalents at end of period	$34,176	$27,604

Supplemental cash flows information:
Interest paid	$26,284	$29,556
Taxes paid	10,809	6,852
Decrease (increase) in fair value of investments in debt securities	(2,816)	2,501
Transfer of asset to OREO	14,884	0
Transfer of loans, net to loans held-for-sale	14,587	0
Transfer of debt from term debt to credit facilities	0	13,000

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At September 30, 2012 loans held-for-sale were $48.5 million and consisted of leveraged finance loans to nine borrowers which are intended to be sold to the NCOF at an agreed upon price or to entities other than the NCOF. Subsequent to September 30, 2012, the Company sold loans with an aggregate outstanding balance of $21.4 million to the NCOF as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2012 and December 31, 2011, loans held-for-sale consisted of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$49,015	$38,838

Gross loans	49,015	38,838
Deferred loan fees, net	(481)	(560)

Total loans, net	$48,534	$38,278

The Company sold loans with an aggregate outstanding balance of $33.1 million for a loss of $0.4 million to entities other than the NCOF during the nine months ended September 30, 2012. The Company sold loans with an aggregate outstanding balance of $31.3 million for a gain of $0.1 million to entities other than the NCOF during the nine months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, loans and leases consisted of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$1,446,288	$1,437,040
Real Estate	205,206	271,381
Business Credit	196,824	111,772

Gross loans and leases	1,848,318	1,820,193
Deferred loan fees, net	(28,075)	(57,306)
Allowance for loan and lease losses	(58,852)	(63,700)

Total loans and leases, net	$1,761,391	$1,699,187

As of September 30, 2012 and December 31, 2011, Equipment Finance leases totaled $14.3 million and $3.7 million, respectively, and are included in the Business Credit balances above.

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of September 30, 2012, $249.3 million of the Company’s loans were classified as “Criticized”, including $208.3 million of the Company’s impaired loans, and $1.6 billion were classified as “Pass”. As of December 31, 2011, $300.9 million of the Company’s loans were classified as “Criticized”, including $284.9 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

When the Company rates a loan above a certain risk rating threshold, the Company will establish a specific allowance, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

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

As of September 30, 2012, the Company had impaired loans with an aggregate outstanding balance of $311.6 million. Impaired loans with an aggregate outstanding balance of $268.6 million have been restructured and classified as TDR. As of September 30, 2012, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $6.6 million. Impaired loans with an aggregate outstanding balance of $81.9 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and nine months ended September 30, 2012, the Company charged off $0 and $6.2 million, respectively, of outstanding non-accrual loans and recovered $0.3 and $1.3 million, respectively, of previously charged-off impaired loan outstanding balances. During the nine months ended September 30, 2012, the Company took previously identified non-accrual loans with an aggregate outstanding balance of $16.2 million as of December 31, 2011 off non-accrual status and placed loans with an aggregate outstanding balance of $27.7 million as of September 30, 2012 on non-accrual status. During the three and nine months ended September 30, 2012, the Company recorded $4.6 million and $8.8 million, respectively, of specific provisions for impaired loans. At September 30, 2012, the Company had a $37.7 million specific allowance for impaired loans with an aggregate outstanding balance of $196.9 million. At September 30, 2012, additional funding commitments for impaired loans totaled $25.8 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2012, $64.3 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $37.7 million specific allowance for impaired loans was $8.5 million related to delinquent loans.

During the nine months ended September 30, 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate fair value of $13.6 million as of September 30, 2012.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
September 30, 2012
Leveraged Finance	$226,927	$277,140	$147,352	$79,575
Real Estate	82,897	88,701	43,503	39,394
Business Credit	1,822	2,584	0	1,822

Total	$311,646	$368,425	$190,855	$120,791

December 31, 2011
Leveraged Finance	$237,529	$327,052	$153,390	$84,139
Real Estate	75,957	93,056	55,031	20,926
Business credit	2,831	2,831	0	2,831

Total	$316,317	$422,939	$208,421	$107,896

During the three months ended September 30, 2012 the Company recorded recoveries of previously charged-off loans of $0.3 million. During the nine months ended September 30, 2012 the Company recorded net partial charge-offs of $11.8 million, and during the three and nine months ended September 30, 2011 the Company recorded net partial charge-offs of $9.4 million and $24.7 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan occurring in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Business Credit
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
September 30, 2012
Collectively evaluated (1)	$1,219,361	$15,330	$122,309	$5,182	$195,002	$678
Individually evaluated (2)	226,927	32,382	82,897	5,280	1,822	0

Total	$1,446,288	$47,712	$205,206	$10,462	$196,824	$678

	Leveraged Finance		Real Estate		Business Credit
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
December 31, 2011
Collectively evaluated (1)	$1,199,511	$16,062	$195,424	$6,586	$108,941	$374
Individually evaluated (2)	237,529	28,058	75,957	12,620	2,831	0

Total	$1,437,040	$44,120	$271,381	$19,206	$111,772	$374

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 and 5.3 based on the Company’s internally developed 12 point scale at September 30, 2012 and December 31, 2011.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in non-accrual loans.

Recorded Investment in Non- accrual Loans	September 30, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$75,585	$78,214
Real Estate	4,464	21,115
Business Credit	1,822	2,831

Total	$81,871	$102,160

During the nine months ended September 30, 2012, non-accrual loans with an aggregate outstanding balance of $27.3 million were resolved as a result of workout processes with the borrowers.

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR. As of September 30, 12, the Company had one troubled debt restructuring presented net of deferred loan fees against its gross outstanding balance.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2012 and December 31, 2011 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2012	$268,567	$185,699
December 31, 2011	$243,509	$195,382

Note: A loan may be included in more than one type of restructuring.

For the three and nine months ended September 30, 2012, the Company had partial charge-offs totaling $0 and $3.8 million, respectively related to loans previously classified as TDR and received loan repayments of $13.5 million and $53.4 million, respectively. As of September 30, 2012, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended September 30, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$9,872
Real Estate	3,800	3,800	0
Business Credit	0	0	0

Total	$3,800	$3,800	$9,872

For the Nine Months Ended September 30, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$17,665
Real Estate	47,544	47,544	0
Business Credit	0	0	0

Total	$69,734	$69,734	$17,665

For the Year Ended December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$71,470	$71,470	$26,154
Real Estate	0	0	0
Business Credit	0	0	0

Total	$71,470	$71,470	$26,154

The following sets forth a breakdown of troubled debt restructurings at September 30, 2012 and December 31, 2011:

As of September 30, 2012 ($ in thousands) Loan Type	Accrual Status				For the nine months
	Accruing	Non-accrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$135,462	$63,360	$198,822	$25,701	$3,814
Real Estate	65,297	4,448	69,745	2,218	5,612
Business Credit	0	0	0	0	0

Total	$200,759	$67,808	$268,567	$27,919	$9,426

As of December 31, 2011 ($ in thousands) Loan Type	Accrual Status				For the year
	Accruing	Non-accrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$140,271	$75,492	$215,763	$26,266	$15,740
Real Estate	23,277	4,469	27,746	3,836	0
Business Credit	0	0	0	0	0

Total	$163,548	$79,961	$243,509	$30,102	$15,740

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2012
Leveraged Finance	$20,915	$38,872	$59,787	$1,386,501	$1,446,288	$21,134
Real Estate	0	4,464	4,464	200,742	205,206	0
Business Credit	0	0	0	196,824	196,824	0

Total	$20,915	$43,336	$64,251	$1,784,067	$1,848,318	$21,134

December 31, 2011
Leveraged Finance	$23,940	$40,951	$64,891	$1,372,149	$1,437,040	$0
Real Estate	15,834	13,719	29,553	241,828	271,381	8,438
Business Credit	0	2,831	2,831	108,941	111,772	0

Total	$39,774	$57,501	$97,275	$1,722,918	$1,820,193	$8,438

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2012
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$43,975	$10,687	$672	$55,334
Provision for credit losses—general	(881)	(24)	6	(899)
Provision for credit losses—specific	4,834	(223)	0	4,611
Loans charged off, net of recoveries	305	0	0	305

Balance, end of period	$48,233	$10,440	$678	$59,351

Balance, end of period—specific	$32,382	$5,280	$0	$37,662

Balance, end of period—general	$15,851	$5,160	$678	$21,689

Average balance of impaired loans	$236,786	$75,279	$2,393	$314,458
Interest recognized from impaired loans	$3,722	$1,079	$0	$4,801

Loans
Loans individually evaluated with specific allowance	$153,370	$43,503	$0	$196,873
Loans individually evaluated with no specific allowance	73,557	39,394	0	112,951
Loans previously acquired with deteriorating credit quality	0	0	1,822	1,822
Loans collectively evaluated without specific allowance	1,219,361	122,309	195,002	1,536,672

Total loans and leases	$1,446,288	$ ,205,206	$196,824	$1,848,318

	Nine Months Ended September 30, 2012
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$44,553	$19,185	$374	$64,112
Provision for credit losses—general	(950)	(1,404)	304	(2,050)
Provision for credit losses—specific	7,127	1,675	0	8,802
Loans charged off, net of recoveries	(2,497)	(9,016)	0	(11,513)

Balance, end of period	$48,233	$10,440	$678	$59,351

Average balance of impaired loans	$237,258	$88,377	$2,620	$328,255
Interest recognized from impaired loans	$10,914	$2,456	$0	$13,370

	Three Months Ended September 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$62,332	$15,558	$150	$78,040
Provision for credit losses—general	(1,581)	(530)	189	(1,922)
Provision for credit losses—specific	5,992	338	0	6,330
Loans charged off, net of recoveries	(9,410)	0	0	(9,410)

Balance, end of period	$57,333	$15,366	$339	$73,038

Balance, end of period—specific	$41,888	$11,634	$0	$53,522

Balance, end of period—general	$15,446	$3,732	$339	$19,516

Average balance of impaired loans	$268,156	$79,124	$5,201	$352,481
Interest recognized from impaired loans	$4,273	$719	$0	$4,992

Loans and leases
Loans individually evaluated with specific allowance	$174,247	$64,244	$0	$238,491
Loans individually evaluated with no specific allowance	93,441	12,230	0	105,671
Loans previously acquired with deteriorating credit quality	0	0	4,903	4,903
Loans and leases collectively evaluated without specific allowance	1,140,740	194,262	97,850	1,432,852

Total loans and leases	$1,408,428	$270,736	$102,753	$1,781,917

	Nine Months Ended September 30, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of year	$58,912	$25,869	$0	$84,781
Provision for credit losses—general	(2,115)	(3,612)	339	(5,388)
Provision for credit losses—specific	15,268	3,118	0	18,386
Loans charged off, net of recoveries	(14,732)	(10,009)	0	(24,741)

Balance, end of period	$57,333	$15,366	$339	$73,038

Average balance of impaired loans	$309,734	$94,170	$6,076	$409,980
Interest recognized from impaired loans	$12,211	$2,222	$176	$14,609

Included in the allowance for credit losses at September 30, 2012 and December 31, 2011 is an allowance for unfunded commitments of $0.5 million and $0.4 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the nine months ended September 30, 2012, the Company recorded a total provision for credit losses of $6.8 million. The Company maintained its allowance for credit losses at $59.4 million as of September 30, 2012 and $64.1 million at December 31, 2011. The Company had $11.5 million of net charge-offs of impaired loans with a specific allowance and reduced its allowance for credit losses by 31 basis points during the nine months ended September 30, 2012, offset by new specific provisions for credit losses and general provisions for credit losses due to loan growth. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” decreased to 18% as of September 30, 2012 as compared to 19% as of December 31, 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2012 in light of the estimated known and inherent risks identified through its analysis. The Company continually evaluates the appropriateness of its allowance for credit losses methodology.

Note 4. Restricted Cash

Restricted cash as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Collections on loans pledged to credit facilities	$37,822	$22,137
Principal and interest collections on loans held in trust and prefunding amounts	111,252	57,994
Customer escrow accounts	2,313	3,684

Total	$151,387	$83,815

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Investments in debt securities - gross	$25,298	$25,298
Unamortized discount	(4,378)	(4,548)

Investments in debt securities - amortized cost	$20,920	$20,750

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2012 and December 31, 2011 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2012:
Collateralized loan obligations	$20,920	$220	$(337)	$20,803

	$20,920	$220	$(337)	$20,803

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2011:
Collateralized loan obligations	$20,750	$0	$(2,933)	$17,817

	$20,750	$0	$(2,933)	$17,817

The Company did not sell any debt securities during the nine months ended September 30, 2012 and 2011.

The Company did not record any net Other-Than-Temporary Impairment charges during the nine months ended September 30, 2012 and 2011.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$18,895	$18,895
Amortized cost	0	19,232	19,232

Unrealized loss	$0	$337	$337

	December 31, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	5	0	5
Fair value	$17,817	$0	$17,817
Amortized cost	20,750	0	20,750

Unrealized loss	$2,933	$0	$2,933

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2012 and December 31, 2011 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2012, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2012 and December 31, 2011 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	September 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	20,920	20,803	20,750	17,817

Total	$20,920	$20,803	$20,750	$17,817

Note 6. Borrowings

Credit Facilities

As of September 30, 2012 the Company had five credit facilities: (i) a $50.0 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $150.0 million revolving credit facility with NATIXIS, (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iv) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (v) a $150 million credit facility with Wells Fargo.

The Company has a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $22.0 million and unamortized deferred financing fees of $0.1 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.71% at September 30, 2012. On May 18, 2012, the Company entered into an amendment with NATIXIS that extended the revolving period under the credit facility to December 17, 2012 and amended the final maturity date of the credit facility to December 31, 2012.

The Company also has a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $104.1 million and unamortized deferred financing fees of $2.2 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.55% at September 30, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

The Company has a $225.0 million credit facility with DZ Bank that had an outstanding balance of $136.7 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility is scheduled to mature four years after the initial advance under the credit facility. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of September 30, 2012, the Company had not drawn any amounts from this credit facility.

The Company also has a $150.0 million credit facility with Wells Fargo that had an outstanding balance of $133.5 million and unamortized deferred financing fees of $1.4 million as of September 30, 2012. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2012, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.71% at September 30, 2012.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of September 30, 2012, the Company had not drawn any amounts from the revolving note. As of September 30, 2012, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayment of term loans made before January 27, 2013, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment of term loans made during the period from January 28, 2013 to August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of September 30, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At September 30, 2012, the

$130.5 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $162.0 million. At September 30, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2012, the Company repurchased $9.3 million of the 2005 CLO Trust’s Class D notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2012 identified $74.8 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the July 13, 2012 report, the cumulative amount redirected was $19.2 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$36,567	Libor + 0.28%	July 25, 2018	AA+/Aaa/AAA
Class A-2	80,477	18,667	Libor + 0.30%	July 25, 2018	AA+/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	A+/Aa1/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	8,922	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	8,418	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$130,490

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012 (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2012, the $295.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $339.4 million. At September 30, 2012, deferred financing fees were $1.0 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes,

$6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2012 identified $21.6 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the September 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$206,754	Libor +0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	27,670	Libor +0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	CCC+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC-/Ba1/BB

	$456,250	$295,674

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2012, the $483.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $537.8 million. At September 30, 2012, deferred financing fees were $2.4 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the nine months ended September 30, 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,105	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	62,390	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa3/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/Baa1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba1/BBB+

	$546,000	$483,788

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

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

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Nine Months Ended September 30, 2012	Period from June 7, 2011 to December 31, 2011
	($ in thousands)
Outstanding at end of period	$40,778	$64,868
Maximum outstanding at any month end	60,500	68,000
Average balance for the period	52,108	66,872
Weighted average rate at end of period	5.22%	5.28%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.22% as of September 30, 2012. As of September 30, 2012, unamortized deferred financing fees were $1.2 million and the outstanding balance was $40.8 million. During the nine months ended September 30, 2012, the Company made principal payments totaling $24.1 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2012 and December 31, 2011, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2012		December 31, 2011
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	49,421	145,000	49,346

Preferred Stock

Since the completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock has included 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

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

On September 29, 2011, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program expired on September 29, 2012. Upon completion of the stock repurchase program, the Company had repurchased 252,450 shares of its common stock under the program at a weighted average price per share of $10.26.

Restricted Stock

During the nine months ended September 30, 2012, the Company issued 201,367 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 48,714 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the nine months ended September 30, 2012 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2011	2,951,079	$19,790
Granted	250,081	2,693
Vested	(70,694)	(596)
Forfeited	(3,334)	(10)

Non-vested as of September 30, 2012	3,127,132	$21,877

The Company’s compensation expense related to restricted stock was $1.7 million and $4.8 million, respectively, for the three and nine months ended September 30, 2012 and $1.6 million and $4.8 million, respectively, for the three and nine months ended September 30, 2011. The unrecognized compensation cost of $5.0 million at September 30, 2012 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2012 was as follows:

Options
Outstanding as of January 1, 2012	5,941,603
Granted	0
Exercised	(81,800)
Forfeited	(86,667)

Outstanding as of September 30, 2012	5,773,136

Vested as of September 30, 2012	5,540,506

Exercisable as of September 30, 2012	5,540,506

As of September 30, 2012, the total unrecognized compensation cost related to nonvested options granted was $0.2 million. This cost is expected to be recognized over a weighted average period of one year. The Company’s compensation expense related to its stock options was $0 and $0.4 million, respectively, for the three and nine months ended September 30, 2012, and $0.5 million and $1.9 million, respectively, for the three and nine months ended September 30, 2011.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net income	$6,066	$3,409	$17,765	$7,781

Denominator:
Denominator for basic income per common share	47,380	47,943	47,358	48,330

Denominator:
Denominator for diluted income per common share	47,380	47,943	47,358	48,330
Potentially dilutive securities - options	3,390	2,676	3,213	2,786
Potentially dilutive securities – restricted stock	2,000	2,000	2,000	2,000
Potentially dilutive securities - warrants	152	0	44	0

Total weighted average diluted shares	52,922	52,619	52,615	53,116

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

At September 30, 2012, the Company had $256.7 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $209.1 million and unfunded commitments related to delayed draw term loans were $38.1 million. $9.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $209.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2012, the Company categorized $148.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2012, the Company had $60.5 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2012, revolver usage averaged approximately 49%, which is in line with the average of 46% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2012, revolving commitments increased $20.0 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2012, delayed draw credit facility commitments decreased $1.0 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at September 30, 2012 or at December 31, 2011.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Unused lines of credit	$256,696	$252,288
Standby letters of credit	6,398	6,462

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2012, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$20,803	$20,803

Total assets recorded at fair value on a recurring basis	$0	$0	$20,803	$20,803

Nonrecurring Basis:
Loans, net	$0	$0	$85,639	$85,639
Loans held-for-sale, net	28,512	0	20,022	48,534
Other real estate owned	0	0	13,625	13,625

Total assets recorded at fair value on a nonrecurring basis	$28,512	$0	$119,286	$147,798

At September 30, 2012, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service.

At September 30, 2012, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2012, the Company recorded a $3.9 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At September 30, 2012, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF and to other third parties. The fair values of the loans are based on contractual selling prices.

At September 30, 2012, “Other real estate owned” consisted of two commercial real estate properties. The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2012.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$20,803	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments

Loans and leases, net	85,639	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Other real estate owned	13,625	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	10% - 20%

Total:	$120,067

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2012 and 2011 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the nine months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2012	$18,335
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	2,411
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2012	$20,803

For the three months ended September 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2011	$17,117
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	(1,903)
Purchases, issuances or settlements	(3,783)

Balance as of September 30, 2011	$11,431

For the nine months ended September 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	170
Included in other comprehensive income	2,816
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2012	$20,803

For the nine months ended September 30, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,051
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	(2,582)
Purchases, issuances or settlements	9,962

Balance as of September 30, 2011	$11,431

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$34,176	$34,176	$18,468	$18,468
Restricted cash	151,387	151,387	83,815	83,815
Loans held-for-sale	48,534	48,534	38,278	38,278
Loans and leases, net	1,761,391	1,776,132	1,699,187	1,660,524
Investments in debt securities available-for-sale	20,803	20,803	17,817	17,817
Other assets	0	0	7,370	7,370
Financial liabilities:
Credit facilities	$396,318	$396,318	$214,711	$214,711
Term debt	1,009,953	956,366	1,073,105	973,036
Repurchase agreements	40,778	40,123	64,868	63,779

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale, investments in debt securities available-for-sale, and credit facilities.

			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,675,752	$1,690,493	$0	$0	$1,690,493
Financial liabilities:
Term debt	1,009,953	956,366	0	956,366	0
Repurchase agreements	40,778	40,123	0	40,123	0

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

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2012 was $0.2 million and $0.5 million, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2012, the Fund’s asset management fees were $0.7 million and $2.2 million, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2011, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At September 30, 2012, the loan balance outstanding and amount of committed funds were $4.8 million and $6.8 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At September 30, 2012, the loan balance outstanding and amount of committed funds were $11.9 million and $13.5 million, respectively.

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

Overall, conditions in targeted segments of the loan market weakened again in the third quarter of 2012 as M&A activity remained muted through seasonally slow summer months amid continuing concerns about Europe and the strength of the US economy. As a result, overall loan volumes declined and yields fell as lenders competed for fewer deals.

In contrast, conditions in our funding markets showed improvement in the third quarter despite concerns about emerging macro economic trends. We believe that 2012 new CLO issuances reached nearly $32 billion through the third quarter, exceeding 2011’s full-year total of $12.3 billion, with volume forecast to reach $45 billion for the year. We also expect CLO credit spreads to trend tighter. As a result, we believe that markets conditions remain supportive for us to issue a new CLO.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity remained subdued in the third quarter due to slower leveraged buyout style acquisition activity among private equity firms and weak market sentiment.

        Total middle market loan issuance in the third quarter was down from the second quarter and refinancing remained the dominant use of proceeds. Loan demand derived from merger and acquisition activity and private equity deal volume fell again in the second quarter, continuing a modest downward trend.

Despite these headwinds, we originated $179 million of new loans with attractive credit spreads and yields in the third quarter, which compared favorably to both our historical averages for comparably rated loans and yields on loans originated in the first half of 2012. Pricing and credit parameters in our target markets deteriorated somewhat in the third quarter, but continued to compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We continue to believe that demand for new middle market loans and credit products will improve because there is a substantial amount of debt nearing maturity that will need to be refinanced and private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. In the short term, we also expect that loan demand will improve following the US elections to the extent that the direction of fiscal and tax policies becomes clearer, which may result in business owners and executives making investment decisions that have been deferred due to market uncertainty. We also continue to believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and credit products offered by the Company and conditions in our lending markets will remain favorable for an extended period of time.

Recent Developments

Liquidity

On November 5, 2012, we entered into an amendment to our $150.0 million credit facility with Wells Fargo which increased the size of the facility from $150.0 million to $175.0 million through the addition of a new lender. The amendment also has an accordion feature that provides for further increase to $200.0 million, and extends the revolving period under the credit facility to November 2015, and amended the final maturity date to November 2017.

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program expired on September 29, 2012. Upon completion of the stock repurchase program, we had repurchased 252,450 shares of our common stock under this plan at a weighted average price per share of $10.26.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NewStar’s basic and diluted income per share for the three months ended September 30, 2012 was $0.13 and $0.11, respectively, and $0.38 and $0.34 for the nine months ended September 30, 2012, respectively, on net income of $6.1 million and $17.8 million, respectively, compared to basic and diluted income per share for the three months ended September 30, 2011 of $0.07 and $0.06, respectively, and $0.16 and $0.15 for the nine months ended September 30, 2011, respectively, on net income of $3.4 million and $7.8 million, respectively. Our managed loan portfolio was $2.4 billion at September 30, 2012 and at December 31, 2011. As of September 30, 2012, loans owned by the NewStar Credit Opportunities Fund (“NCOF”) were $515.2 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.45% and 6.32% for the three and nine months ended September 30, 2012 and 6.58% and 6.37% for the three and nine months ended September 30, 2011. The decrease from 2011 to 2012 in loan portfolio yield was primarily driven by a decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to September 30, 2011. The portfolio yield for accruing loans was 6.80% and 6.74% for the three and nine months ended September 30, 2012.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.22% for each of the three and nine months ended September 30, 2012 and 3.98% and 4.07% for the three and nine months ended September 30, 2011. The primary factors impacting net interest margin for the three and nine months ended September 30, 2012 were non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three and nine months ended September 30, 2011 were non-accrual loans, changes in three-month LIBOR, our product mix, debt to equity ratio, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 42.95% and 48.29% for the three and nine months ended September 30, 2012 and 53.53% and 55.33% for the three and nine months ended September 30, 2011. The decrease in our efficiency ratio during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to a decrease in operating expenses and an increase in net interest income and non-interest income during 2012. The decrease in our efficiency ratio during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to an increase in non-interest income and net interest income, partially offset by an increase in operating expenses during 2012.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 3.21% at September 30, 2012 and 3.52% as of December 31, 2011. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, and slowing negative credit migration and improving economic conditions. During the three and nine months ended September 30, 2012, we recorded $4.6 million and $8.8 million of specific provision for credit losses on previously identified impaired loans. At September 30, 2012, the specific allowance for credit losses was $37.7 million, and the general allowance for credit losses was $21.7 million. At December 31, 2011, the specific allowance for credit losses was $40.7 million, and the general allowance for credit losses was $23.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 3.48% as of September 30, 2012 as compared to 5.34% as of December 31, 2011. We expect the delinquent loan rate to fluctuate if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge-offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 1.14% as of September 30, 2012 as compared to 0.46% as of December 31, 2011. We expect the delinquent accruing loan rate to fluctuate if economic conditions continue to negatively impact the financial performance of certain borrowers and their ability to meet their obligations on a timely basis.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 4.43% as of September 30, 2012 and 5.61% as of December 31, 2011. As of September 30, 2012 and December 31, 2011, the aggregate outstanding balance of non-accrual loans was $81.9 million and $102.2 million, respectively and total outstanding loans and leases held for investment was $1.8 billion at the end of each period. We expect the non-accrual loan rate to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 5.13% as of September 30, 2012 and 5.61% as of December 31, 2011. As of September 30, 2012 and December 31, 2011, the sum of the aggregate outstanding balance of non-performing assets was $95.5 million and $102.2 million, respectively. We expect the non-performing asset rate to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreements.

Net charge-off rate (end of period loans and leases)

Net charge-off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge-off rate was (0.07)% and 0.83% for the three and nine months ended September 30, 2012 and 2.10% and 1.86% for the three and nine months ended September 30, 2011. We expect the net charge-off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge-off rate (average period loans and leases)

Net charge-off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was (0.06)% and 0.82% for the three and nine months ended September 30, 2012 and 2.12% and 1.87% for the three and nine months ended September 30, 2011. We expect the net charge-off rate (average period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.16% and 1.17% for the three and nine months ended September 30, 2012 and 0.71% and 0.55% for the three and nine months ended September 30, 2011.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.15% and 4.13% for the three and nine months ended September 30, 2012 and 2.41% and 1.86% for the three and nine months ended September 30, 2011.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Net interest income:
Interest income	$30,812	$29,500	$90,945	$84,803
Interest expense	9,074	10,683	26,607	27,582

Net interest income	21,738	18,817	64,338	57,221
Provision for credit losses	3,712	4,408	6,752	12,998

Net interest income after provision for credit losses	18,026	14,409	57,586	44,223

Non-interest income:
Fee income	1,074	573	3,398	1,507
Asset management income	718	697	2,188	1,951
Gain (loss) on derivatives	(57)	252	(258)	277
Gain (loss) on sale of loans	—	20	(418)	128
Other income (loss)	1,451	1,862	2,866	(1,690)

Total non-interest income	3,186	3,404	7,776	2,173

Operating expenses:
Compensation and benefits	7,832	7,706	23,101	22,321
General and administrative expenses	2,843	4,190	11,627	10,542

Total operating expenses	10,675	11,896	34,728	32,863

Income before income taxes	10,537	5,917	30,634	13,533
Income tax expense	4,471	2,508	12,869	5,752

Net income	$6,066	$3,409	$17,765	$7,781

Comparison of the Three Months Ended September 30, 2012 and 2011

Interest income. Interest income increased $1.3 million, to $30.8 million for the three months ended September 30, 2012 from $29.5 million for the three months ended September 30, 2011. The increase was primarily due to an increase in average balance of our interest earning assets to $2.1 billion from $1.9 billion, partially offset by a decrease in the yield on average interest earning assets from 6.23% to 5.98%.

Interest expense. Interest expense decreased to $9.1 million for the three months ended September 30, 2012 from $10.7 million for the three months ended September 30, 2011. The decrease is primarily due to a decrease in the average balance of our interest bearing liabilities.

Net interest margin. Net interest margin increased to 4.22% for the three months ended September 30, 2012 from 3.98% for the three months ended September 30, 2011. The increase in net interest margin was primarily due to a decrease in our cost of interest bearing liabilities, partially offset by a decrease in our average yield on interest earning assets. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.43% from 2.94%. At September 30, 2012, 71% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,051,456	$30,812	5.98%	$1,877,897	$29,500	6.23%
Total interest bearing liabilities	1,416,689	9,074	2.55	1,286,503	10,683	3.29

Net interest spread		$21,738	3.43%		$18,817	2.94%

Net interest margin			4.22%			3.98%

Provision for credit losses. The provision for credit losses decreased to $3.7 million for the three months ended September 30, 2012 from $4.4 million for the three months ended September 30, 2011. The decrease in the provision was primarily due to a decrease of $1.7 million of specific provisions recorded during the three months ended September 30, 2012 as compared to three months ended September 30, 2011. During the three months ended September 30, 2012, we recorded specific provisions of $4.6 million compared to $6.3 million recorded during the three months ended September 30, 2011. The decrease in the specific component of the provision for credit losses was primarily due to lower outstanding loan balances since September 30, 2011 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” decreased to 18% as of September 30, 2012 as compared to 21% as of September 30, 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio decreased as compared to September 30, 2011, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has increased.

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

Impaired loans at September 30, 2012 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income decreased $0.2 million, to $3.2 million for the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011. The decrease is primarily due to a decrease of $0.8 million related to gains on the repurchase of debt and a decrease of $0.3 million of derivative income, partially offset by a $0.5 million increase of fee income and a decrease of $0.3 million of losses on equity interests in certain impaired borrowers.

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

Operating expenses. Operating expenses decreased $1.2 million, to $10.7 million for the three months ended September 30, 2012 from $11.9 million for the three months ended September 30, 2011. General and administrative expenses decreased $1.3 million primarily due to a decrease in professional services expense of $0.7 million, and a decrease in loan workout costs of $0.7 million. Employee compensation and benefits was equal period over period. Salaries and incentive compensation increased by $0.5 million due to an increase in headcount and higher incentive compensation accruals, which were partially offset by a decrease of $0.4 million in equity compensation expense.

Income taxes. For the three months ended September 30, 2012 and 2011, we provided for income taxes based on an effective tax rate of 42% for each period.

As of September 30, 2012 and December 31, 2011, we had net deferred tax assets of $46.4 million and $47.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2012. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2012. As of September 30, 2012, our deferred tax asset was primarily comprised of $23.9 million related to our allowance for credit losses and $14.5 million related to equity compensation.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Interest income. Interest income increased $6.1 million, to $90.9 million for the nine months ended September 30, 2012 from $84.8 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in average balance of our interest earning assets to $2.0 billion from $1.9 billion, partially offset by a decrease in the yield on average interest earning assets to 5.97% from 6.03%, primarily driven by a decrease in contractual interest rates from new loan origination and re-pricings subsequent to September 30, 2011.

Interest expense. Interest expense decreased $1.0 million to $26.6 million for the nine months ended September 30, 2012 from $27.6 million for the nine months ended September 30, 2011. The decrease is primarily due to a decrease in average interest bearing liabilities.

Net interest margin. Net interest margin increased to 4.22% for the nine months ended September 30, 2012 from 4.07% for the nine months ended September 30, 2011. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, partially offset by a decrease in our average yield on interest earning assets from new loan origination and re-pricings subsequent to September 30, 2011. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.45% from 3.14%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,034,212	$90,945	5.97%	$1,878,825	$84,803	6.03%
Total interest bearing liabilities	1,409,637	26,607	2.52	1,272,219	27,582	2.90

Net interest spread		$64,338	3.45%		$57,221	3.14%

Net interest margin			4.22%			4.07%

Provision for credit losses. The provision for credit losses decreased to $6.8 million for the nine months ended September 30, 2012 from $13.0 million for the nine months ended September 30, 2011. The decrease in the provision was primarily due to a decrease of $9.6 million of specific provisions recorded during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we recorded specific provisions of $8.8 million compared to $18.4 million recorded during the nine months ended September 30, 2011. The decrease in the specific component of the provision for credit losses was primarily due to lower outstanding loan balances since September 30, 2011 of impaired loans with a specific allowance, slowing negative credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” decreased to 18% as of September 30, 2012 as compared to 21% as of September 30, 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio decreased as compared to September 30, 2011, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has increased.

Non-interest income. Non-interest income increased $5.6 million, to $7.8 million for the nine months ended September 30, 2012 from $2.2 million for the nine months ended September 30, 2011. The increase is primarily due to a $5.4 million loss on the value of equity interests in certain impaired borrowers during the nine months ended September 30, 2011, a $1.8 million net loss on equity method of accounting interests during the nine months ended September 30, 2011, as compared to a $0.6 million net loss on equity method of accounting interests during the nine months ended September 30, 2012, a $1.9 million increase of fee income, partially offset by a loss of $0.4 million on the sale of loans. During the nine months ended September 30, 2012, we also recognized a $2.2 million gain on the repurchase of debt, as compared to a $3.6 million gain for the nine months ended September 30, 2011.

Operating expenses. Operating expenses increased $1.8 million, to $34.7 million for the nine months ended September 30, 2012 from $32.9 million for the nine months ended September 30, 2011. General and administrative expenses increased $1.1 million. General and administrative expenses were impacted by a $3.1 million charge, partially offset by a $1.0 million insurance recovery related to a settlement of litigation brought by an investor in one of our borrowers. Although we have considered the claims to be without merit, we decided that the settlement of the lawsuit was prudent in order to avoid further expenses to defend the case and to eliminate the risk of exposure as a result of an unfavorable evidentiary ruling that occurred during the three months ended June 30, 2012. Employee compensation and benefits increased $0.7 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense.

Income taxes. For the nine months ended September 30, 2012 and 2011, we provided for income taxes based on an effective tax rate of 42% and 43%, respectively.

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

During the third quarter of 2012, the U.S. economy grew modestly despite European financial and sovereign headwinds. This expansion was reflected in the stable performance of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue as Treasury and investment grade bond rates set all-time lows and investors focus on allocating capital to riskier higher yielding, fixed and floating rate asset classes in order to achieve yield targets. The larger, more liquid segments of the securitization markets also displayed improved issuance volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have improved year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of September 30, 2012 and December 31, 2011, we had $34.2 million and $18.5 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our non-restricted cash to pay down our credit facilities.

Restricted Cash

Separately, we had $151.4 million and $83.8 million of restricted cash as of September 30, 2012 and December 31, 2011, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2012, we could use $22.6 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2012.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2012, we had impaired loans with an aggregate outstanding balance of $311.6 million. Impaired loans with an aggregate outstanding balance of $268.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $81.9 million were on non-accrual status. During the nine months ended September 30, 2012, $13.1 million of loans were charged-off, and we recovered $1.6 million of previously charged-off impaired loans outstanding. Impaired loans of $64.3 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2012, we recorded $8.8 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $8.5 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2012 and December 31, 2011 was $58.9 million and $63.7 million, respectively, or 3.18% and 3.50% of loans and leases, gross, respectively. As of September 30, 2012, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 3.21%.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 was as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	($ in thousands)
Balance as of beginning of period	$63,700	$84,503
General provision for loan and lease losses	(2,137)	(1,604)
Specific provision for loan losses	8,802	18,782
Net charge-offs	(11,513)	(37,981)

Balance as of end of period	58,852	63,700
Allowance for losses on unfunded loan commitments	499	412

Allowance for credit losses	$59,351	$64,112

During the nine months ended September 30, 2012 we recorded a total provision for credit losses of $6.8 million. The Company decreased its allowance for credit losses 31 basis points to 3.21% of gross loans at September 30, 2012 from 3.52% at December 31, 2011, due to improving economic conditions and slowing negative credit migration.

Borrowings and Liquidity

As of September 30, 2012 and December 31, 2011, we had outstanding borrowings totaling $1.4 billion at the end of each period. Borrowings under our various credit facilities and term debt securitizations have supported our loan growth.

As of September 30, 2012, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$650,000	$396,326	$253,674	2012 – 2019
Term debt (1)	1,072,562	1,009,952	62,610	2012 – 2022
Repurchase agreement	40,778	40,778	—	2016

Total	$1,763,340	$1,447,056	$316,284

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants, the breach of certain of these covenants could result in a termination event if not cured, and at September 30, 2012, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate and in the case of certain facilities could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of September 30, 2012 we had five credit facilities: (i) a $50 million facility with NATIXIS Financial Products, Inc. (“NATIXIS”), (ii) a $150 million facility with NATIXIS, (iii) a $225 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”), (iv) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund new equipment lease origination, and (v) a $150 million credit facility with Wells Fargo.

We have a $50.0 million credit facility agreement with NATIXIS that had an outstanding balance of $22.0 million and unamortized deferred financing fees of $0.1 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum, which was 3.71% at September 30, 2012. On May 18, 2012, we entered into an amendment with NATIXIS that extended the revolving period under the credit facility to December 17, 2012 and amended the final maturity date of the credit facility to December 31, 2012.

We also have a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $104.1 million and unamortized deferred financing fees of $2.2 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.55% at September 30, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019.

We have a $225.0 million credit facility with DZ Bank that had an outstanding balance of $136.7 million as of September 30, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest payment of $2.8 million per annum required to be made. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund commitments under existing or new asset based loans. This facility is scheduled to mature on April 25, 2013.

On January 25, 2011, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility is scheduled to mature four years after the initial advance under the credit facility. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of September 30, 2012, we had not drawn any amounts from this credit facility.

We also have a $150.0 million credit facility with Wells Fargo that had an outstanding balance of $133.5 million and unamortized deferred financing fees of $1.4 million as of September 30, 2012. The facility provides for a revolving reinvestment period ending in January 2013 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2012, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.71% at September 30, 2012.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of September 30, 2012, we had not drawn any amounts from the revolving note. As of September 30, 2012, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayments of term loans made before January 27, 2013, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment of term loans made during the period from January 28, 2013 to August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of September 30, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At September 30, 2012, the $130.5 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $162.0 million. At September 30, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2012, we repurchased $9.3 million of the 2005 CLO Trust’s Class D notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2012 identified $74.8 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the July 13, 2012 report, the cumulative amount redirected was $19.2 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$36,567	0.28%	AA+/Aaa/AAA
Class A-2	80,477	18,667	0.30	AA+/Aaa/AAA
Class B	18,750	18,683	0.50	A+/Aa1/AA
Class C	39,375	39,233	0.85	B+/A2/BB
Class D	24,375	8,922	1.50	CCC-/Ba2/CCC
Class E	24,375	8,418	4.75	CCC-/Caa3/CC

Total notes	343,352	130,490
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$162,028

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. Fitch affirmed its ratings in February 2009 and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes to the ratings shown above. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012 (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2012, the $295.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $339.4 million. At September 30, 2012, deferred financing fees were $1.0 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and

$3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2012 identified $21.6 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the September 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$206,754	0.27%	AA+/Aaa/AAA
Class A-2	40,000	27,670	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	CCC+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC-/Ba1/BB

Total notes	456,250	295,674
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$339,424

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2012, the $483.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $537.8 million. At September 30, 2012, deferred financing fees were $2.4 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During the nine months ended September 30, 2012 we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO

Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,105	0.24%	AA+/Aaa/AAA
Class A-2	100,000	62,390	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa3/AA
Class C	58,500	58,293	1.30	BBB+/Baa1/A
Class D	27,000	21,000	2.30	BB-/Ba1/BBB+

Total notes	546,000	483,788
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$537,788

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.22% as of September 30, 2012. As of September 30, 2012, unamortized deferred financing fees were $1.2 million and the outstanding balance was $40.8 million. During the nine months ended September 30, 2012, we made principal payments totaling $24.1 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Stock Repurchase Program

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program expired on September 29, 2012. Upon the expiration of the stock repurchase program, the Company had repurchased 252,450 shares of its common stock under this program at a weighted average price per share of $10.26.

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

At September 30, 2012, we had $256.7 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $209.1 million and unfunded commitments related to delayed draw term loans were $38.1 million. $9.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $209.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2012, we categorized $148.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2012, we had $60.5 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2012, revolver usage averaged approximately 49%, which is line with the average of 46% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2012, revolving commitments increased $20.0 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2012, delayed draw credit facility commitments increased $1.0 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2012 we had $6.4 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2012 and December 31, 2011, the fair value of the interest rate mitigation products was $0.

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

As of September 30, 2012 and December 31, 2011, investments in debt securities available-for-sale totaled $20.8 million and $17.8 million, respectively. At September 30, 2012 and December 31, 2011, our net unrealized loss on those debt securities totaled $0.1 million and $2.9 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2012, approximately 1% of the loans in our portfolio were at fixed rates and approximately 99% were at variable rates. Additionally, for the loans at variable rates, approximately 78% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.50%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2012. Our modeling is based on contractual terms and does not consider prepayment or changes in our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$8,530
Increase of	100	(8,000)
Increase of	200	(6,720)
Increase of	300	(2,490)

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.5 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward. The inflection point as of September 30, 2012 was estimated to be 1.50%.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2012	—	$—	—	$7,403,438
August 1-31, 2012	—	—	—	7,403,438
September 1-30, 2012	—	—	—	—

Three months ended September 30, 2012	—	$—		$—

(1)	We did not repurchase any shares during the period in connection with our share repurchase program that we announced on September 29, 2011.
(2)	The repurchase program referenced in footnote (1) provided for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program expired on September 29, 2012.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Documents XBRL Taxonomy Extension Schema Document XBRL Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB 101.PRE	XBRL Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: November 7, 2012	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Documents XBRL Taxonomy Extension Schema Document XBRL Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB 101.PRE	XBRL Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.