Form 10-K
period 2012-12-31
NewStar Financial, Inc.
filed 2013-03-01
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $328,921,858, based on the number of shares held by non-affiliates of the registrant as of June 30, 2012, and based on the reported last sale price of common stock on June 30, 2012. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 25, 2013, 49,395,602 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 7, 2013 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Corporate History and Information

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) was founded in June 2004 by a team of experienced commercial bankers and debt capital markets executives. On December 14, 2006, our common stock began trading on the NASDAQ Global Market, and on December 19, 2006 we completed the initial public offering of our common stock.

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

We operate on a national basis and specialize in providing a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, equipment purchases. Our loans and other debt products typically range in size from $5 million to $20 million. We also selectively arrange larger transactions, which we may hold on our balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to a single borrower. From time to time, however, our balance sheet exposure to certain loans and other debt products may exceed $20 million.

We operate as a single segment, and we derive revenues from four specialized lending groups that target market segments in which we believe that we have a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million;

•

Real Estate, manages a portfolio of first mortgage debt which was sourced primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Information regarding revenues, profits and losses and total assets of this single segment can be found in the financial statements in Item 8.

As of December 31, 2012, our portfolio of loans, leases and other debt products, which we refer to as our loan portfolio, totaled approximately $2.1 billion of funding commitments, representing $1.9 billion of balances outstanding and $0.2 billion of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2012, 80.0% of our loan portfolio was comprised of loans originated by our Leveraged Finance group and 10.5% of our loan portfolio was originated by our Business Credit and Equipment Finance lending groups, with the remaining 9.5% originated by our Real Estate lending group. At December 31, 2012, 97.5% of our portfolio was first lien, senior debt.

We also manage a private debt fund, the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), for third-party institutional investors The NCOF invests in loans and other debt products originated or acquired by us. The NCOF is capitalized with $150.0 million of equity raised from third-party institutional investors and initially had a $400.0 million committed credit facility that has been refinanced by a term debt securitization. The facility entered into its scheduled amortization period on December 17, 2012. As of December 31, 2012, the NCOF’s and NCOF CLO II’s (defined below) loan portfolios had total funding commitments and balances outstanding of approximately $584.5 million and $559.3 million, respectively. Our managed loan portfolio, which includes our loan portfolio and the loan portfolio of the NCOF, totaled approximately $2.7 billion of commitments and $2.4 billion of balances outstanding as of December 31, 2012.

On December 17, 2007, the NewStar Credit Opportunities Funding II (the “NCOF CLO II”) term debt securitization closed and refinanced the initial credit facility. This securitization is a $560.0 million cash flow collateralized loan obligation managed by us. The NCOF CLO II is comprised of $450.0 million rated floating rate notes, of which $161.0 million benefit from a financial guaranty. The NCOF CLO II permitted reinvestment of collateral principal repayments for a five-year period which ended in December 2012. The NCOF CLO II assets include a diversified portfolio of primarily senior secured corporate loans managed for the benefit of the NCOF and its investors.

Recent Developments

Liquidity

On December 31, 2012, our $50.0 million credit facility agreement with NATIXIS Financial Products, Inc. (“NATIXIS”) matured and was terminated in accordance with its terms. Advances under this facility were repaid in full on December 18, 2012.

On December 18, 2012, we completed a $325.9 million term debt securitization. As part of the securitization, investors purchased approximately $263.3 million of floating-rate asset-backed notes. We retained the remaining $62.6 million of notes and equity. The notes mature in January 2023.

On December 17, 2012, the NCOF CLO II term debt securitization reached the end of its five-year reinvestment period and entered its amortization phase in which principal repayments of the underlying loan collateral are used to repay the outstanding notes.

On December 7, 2012, we entered into a $75.0 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to partially fund eligible asset-based loan origination. The credit facility also has an accordion feature that provides for further increase to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015.

On December 7, 2012, we entered into an amendment to our credit facility with DZ Bank AG Deutsche Zentral – Genossenschaftsbank Frankfurt (“DZ Bank”) which decreased the size of the facility to $150.0 million from $225.0 million through April 23, 2013 and to $125.0 million on and after April 24, 2013. The amendment also extended the maturity date of the credit facility to June 30, 2015.

On November 16, 2012, we entered into a $75.0 million credit facility with Wells Fargo to partially fund eligible new equipment lease and loan origination. This credit facility replaced the Company’s credit facility with Wells Fargo dated as of January 25, 2011 to finance equipment leases. The credit facility matures on November 16, 2016.

On November 5, 2012, we entered into an amendment to our $150.0 million credit facility with Wells Fargo which increased the size of the facility from $150.0 million to $175.0 million through the addition of a new lender. The amendment also added an accordion feature that provides for further increase to $200.0 million, subject to lender approval and other customary conditions, extended the revolving period under the credit facility to November 2015, and amended the final maturity date to November 2017.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2012, the Company had not repurchased any of its common stock under this plan.

Lending Groups

Our lending activities are organized into four specialized lending groups: Leveraged Finance, Business Credit, Real Estate, and Equipment Finance.

Leveraged Finance

Our Leveraged Finance group originates, structures and underwrites senior, secured cash flow loans and, to a lesser extent, second lien loans for companies with annual EBITDA typically between $5 million and $30 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalization and other purposes. Our Leveraged Finance group also provides senior secured loans to larger middle market companies with greater financing needs by participating in larger credit facilities with other lenders as a member of a syndicate. During 2012, more than 30% of our loan origination total was attributable to purchasing a portion of syndicated deals.

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

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $5 million to $20 million, although we generally limit the size of the loans that we retain to $17.5 million. In certain cases, however, our loans and debt products may exceed $20 million. As of December 31, 2012, we had two loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal. We also have the capability to arrange significantly larger transactions which we syndicate to other lenders. As a result of that syndication activity, our balance sheet exposure to certain loans and other debt products may exceed $20 million from time to time as reflected in “Loans held-for-sale” which represent amounts in excess of our target hold for investment position. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate, many with interest rate floors; however, some of our loans are fixed rate.

In determining our corporate borrowers’ ability and willingness to repay loans, our Leveraged Finance group conducts a substantial due diligence investigation and performs detailed credit analyses that consider many factors, including the borrowers’:

•	primary and secondary sources of repayment;

•	equity sponsorship and capital structure;

•	management strength and experience;

•	market position;

•	historical and projected profitability and free cash flow available to service debt;

•	balance sheet strength and liquidity;

•	ability to withstand competitive challenges; and

•	relationships with customers and suppliers.

Among other things, loan agreements typically include a number of financial and restrictive covenants that borrowers must comply with through the term of the loan. These covenants generally may include one or more of the following:

•	maximum ratio of senior debt and/or total debt to EBITDA;

•	minimum level of EBITDA;

•	minimum fixed charge coverage;

•	minimum interest coverage; and

•	limits on capital expenditures and distributions.

As of December 31, 2012, our Leveraged Finance loan portfolio totaled $1.6 billion in funding commitments and $1.5 billion in balances outstanding, representing 80.0% of our loan portfolio. This represented 187 transactions with an average balance outstanding of approximately $8.0 million. During 2012, we originated $887.9 million of new Leveraged Finance loans, of which we retained $630.5 million and syndicated $257.4 million to the NCOF.

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

As of December 31, 2012 our Business Credit loan portfolio totaled $286.3 million in funding commitments and $177.6 million in balances outstanding, representing 9.5% of our loan portfolio. This represented 26 transactions with an average balance outstanding of approximately $6.8 million. During 2012, we originated $97.1 million of new asset-based loans.

Real Estate

Our Real Estate group manages an existing portfolio of first mortgage debt which was used primarily to finance the acquisition of commercial real estate properties typically valued between $10 million and $50 million.

Our portfolio of commercial real estate loans and other debt products was sourced primarily through property investors, specialized commercial real estate brokers, regional banks and other financial intermediaries.

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

For our commercial real estate loans, we perform due diligence and credit analyses that focus on the following key considerations:

•	sponsor’s history, capital and liquidity, and portfolio of other properties;

•	the property’s historical and projected cash flow as a primary source of repayment;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property, including refinancing options upon stabilization as a secondary source of repayment;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	borrower’s management.

As of December 31, 2012 our Real Estate loan portfolio totaled $186.0 million in funding commitments and $177.5 million in balances outstanding, representing 9.5% of our total loan portfolio. This represented 17 lending relationships with an average balance outstanding of approximately $10.4 million. During 2012, we did not originate any new commercial real estate loans.

Equipment Finance

Our Equipment Finance group provides a range of lease financing options to mid-sized companies to fund various types of capital expenditures. We originate new equipment finance business through a team of internal marketing officers. We have continued to expand our internal sales and marketing efforts to cross-sell leases to our existing customers and call directly on other end-users in the market, including portfolio companies owned by private equity investment firms that we have established relationships with through our Leveraged Finance group. We finance essential-use equipment for mid-sized businesses nationwide. Our Equipment Finance group offers a variety of leases and loan products with various end-of-term options to fund a wide range of equipment types, including manufacturing, technology, healthcare, and telecom equipment. Targeted transaction sizes range from $0.5 million to $3 million. We also offer lease lines to meet customers’ needs for planned capital expenditures. We focus on companies with annual sales of at least $25 million across a broad array of industries, including business services, healthcare, telecommunications, financial services, education, retail and manufacturing.

As of December 31, 2012, our Equipment Finance portfolio totaled $19.4 million in funding commitments and balances outstanding, representing 1.0% of our loan portfolio. This represented 19 transactions with an average balance outstanding of approximately $1.0 million. During 2012, we originated $16.3 million of new equipment finance leases.

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

As of December 31, 2012, first mortgage loans totaled $186.0 million in funding commitments and $177.5 million in balances outstanding, representing 9.5% of our loan portfolio.

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

As of December 31, 2012, senior secured asset-based loans totaled $310.9 million in funding commitments and $201.2 million in balances outstanding, representing 10.7% of our loan portfolio.

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

As of December 31, 2012, senior secured cash flow loans totaled $1.6 billion in funding commitments and $1.4 billion in balances outstanding, representing 77.3% of our loan portfolio.

Other

Our Other loans and debt products are categorized as $23.0 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $2.0 million of senior subordinated cash flow (which are equal as to collateral and subordinate in right of payment of principal and interest to other senior lenders), $19.2 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $3.2 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2012		2011		2010
	($ in thousands)
Composition Type
First mortgage	$177,462	9.5%	$252,927	13.4%	$264,156	15.1%
Senior secured asset-based	201,219	10.7	114,585	6.1	73,764	4.2
Senior secured cash flow	1,448,182	77.3	1,439,181	76.4	1,356,805	77.7
Other	47,400	2.5	77,635	4.1	52,209	3.0

Total	$1,874,263	100.0%	$1,884,328	100.0%	$1,746,934	100.0%

	December 31,
	2012	2011	2010
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$1,499,833	$1,501,175	$1,396,934
Business Credit	177,587	108,084	67,390
Real Estate	177,478	271,381	282,610
Equipment Finance	19,365	3,688	––

Total	$1,874,263	$1,884,328	$1,746,934

	December 31, 2012
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Other business services	16.3%	13.0%
Healthcare	10.7	8.6
Manufacturing—consumer non-durable	10.4	8.3
Industrial/Other	8.0	6.4
Financial services	7.7	6.1
Cable/Telecom	7.0	5.6
Tech services	5.9	4.7
Restaurants	5.5	4.4
Consumer services	4.3	3.4
Manufacturing—consumer durable	3.5	2.8
Printing/Publishing	3.5	2.8
Auto/Transportation	3.3	2.6
Energy/Chemical Services	3.1	2.5
Environmental services	2.8	2.3
Building materials	2.5	2.0
Marketing services	2.1	1.7
Retail	1.5	1.3
Broadcasting	1.3	1.0
Entertainment/Leisure	0.6	0.5

Total	100.0%	80.0%

	December 31, 2012
	Percentage of Business Credit	Percentage of Loan Portfolio
Business Credit and Leasing by Industry
Other Business Services	25.5%	2.7%
Manufacturing—consumer non-durable	11.2	1.2
Marketing services	10.6	1.1
Environmental Services	9.6	1.0
Retail	9.5	1.0
Industrial/Other	8.2	0.9
Building materials	7.5	0.8
Manufacturing—consumer durable	7.2	0.7
Auto/Transportation	4.5	0.5
Energy/Chemical Services	2.1	0.2
Entertainment/Leisure	1.8	0.2
Healthcare	0.7	0.1
Tech Services	0.6	0.1
Financial services	0.4	0.0
Cable/Telecom	0.3	0.0
Consumer services	0.3	0.0

Total	100.0%	10.5%

	December 31, 2012
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Office	65.1%	6.2%
Multi-family	26.4	2.5
Retail	4.8	0.5
Industrial	3.7	0.3

Total	100.0%	9.5%

The table below shows the final maturities of our loan portfolio as of December 31, 2012:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$151,442	$26,020	$––	$177,462
Senior secured asset-based	38,874	159,535	2,810	201,219
Senior secured cash flow	158,366	1,033,369	256,447	1,448,182
Other	18,638	2,743	26,019	47,400

Total	$367,320	$1,221,667	$285,276	$1,874,263

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2012:

	Fixed- Rate(1)	Adjustable- Rate(2)(3)	Total
	($ in thousands)
First mortgage	$4,442	$173,020	$177,462
Senior secured asset-based	18,389	182,830	201,219
Senior secured cash flow	20,909	1,427,273	1,448,182
Other	3,736	43,664	47,400

Total	$47,476	$1,826,787	$1,874,263

(1)	As of December 31, 2012, we did not have any interest-rate protection products against the $43.0 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2012, we had interest rate floors on $1.4 billion of adjustable-rate loans outstanding.
(3)	As of December 31, 2012, adjustable-rate loans include $72.7 million of non-accrual loans.

Competition

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We currently compete with a large number of financial services companies, including:

•	specialty and commercial finance companies, including business development companies;

•	private investment funds and hedge funds;

•	national and regional banks;

•	investment banks; and

•	insurance companies.

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

During 2012, we registered as an investment adviser under the Investment Adviser Act of 1940 (the “Advisers Act”) as a result of SEC rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Advisers Act imposes numerous obligations on such registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Registered investment advisors are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC is authorized to institute proceedings and impose sanctions for violations for the Advisers Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration. As an outcome of the Dodd-Frank Act, Congress is considering whether to modify the SEC’s investment adviser examination program by authorizing one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers.

Employees

As of December 31, 2012, we employed 104 people compared to 88 people at December 31, 2011. At December 31, 2012, our origination group had 34 employees, including 24 bankers who were either managing directors, directors or vice presidents, and 10 associates and analysts. Our credit organization had 28 employees, including nine managing directors. Additionally, we employed 42 people who were involved in operational or administrative roles. We believe our relations with our employees are good. We had 102 employees as of February 25, 2013.

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

We charged off $28.4 million of loans during 2012, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2012, we had delinquent loans of $62.7 million and had loans with an aggregate outstanding balance of $324.4 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $72.7 million at December 31, 2012 were also on non-accrual status.

Like other commercial lenders, we experience delinquencies, impairments and non-accruals, which may indicate that our risk of credit loss for a particular loan has materially increased. When a loan is over 90 days past due or if management believes it is probable that we will be unable to collect principal and interest contractually owed to us, it is our policy to place the loan on non-accrual status and classify it as impaired. In certain circumstances, a loan can be classified as impaired, but continue to be performing as a result of a troubled debt restructuring.

As of December 31, 2012, we had an allowance for credit losses of $50.0 million, including specific reserves of $30.2 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the relatively limited history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

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

We specialize in certain broad industry segments, such as healthcare and media in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant underwriting expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. If industry segments in which we have a concentration of investments experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2012, balloon and bullet transactions represented 89% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2012, cash flow transactions comprised $1.5 billion, or 80%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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

On a selective basis, we commit to underwrite transactions that are significantly larger than our internal hold targets and we then seek to syndicate any amounts in excess of our target. We may also syndicate these loans to other lenders. If we are unable to syndicate these commitments, we may have to sell the additional exposure on unfavorable terms, which could adversely affect our financial condition or results of operations. In addition, if we must hold a larger portion of a transaction than we would like, we may not be able to complete other transactions and our loan portfolio may become more concentrated, which could affect our business, financial condition and results of operations. If we hold a loan that exceeds our internal hold targets, we obtain a separate credit approval for the excess portion.

We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products that may rank junior to rights of other lenders, representing a higher risk of loss than our other loans and debt products in which we have a first priority position.

To a lesser extent, we provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2012, our second lien and, subordinated/mezzanine loans totaled $47.4 million.

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

During 2012, we completed a $326 million term debt securitization, entered into a new $150 million credit facility, a new $75 million credit facility to fund asset-based loan origination, a new $75 million note purchase agreement, and increased the size of another credit facility from $150 million to $175 million. Additionally, we paid off one $50 million credit facility, terminated a $75 million note purchase agreement, and reduced a credit facility to fund asset-based loans to $150 million from $225 million.

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

Our deferred financing fees amortize over the contractual life of credit facilities and over the weighted average expected life of our term debt securitizations.

We have recorded deferred financing fees associated with most of our financing facilities. These deferred financing fees amortize over the contractual life of our credit facilities and over the weighted average expected life of our term debt securitizations. If a credit facility were to terminate before its contractual maturity date or if a term debt securitization were to terminate before its weighted average expected life, we would be required to accelerate amortization of the remaining balance of the deferred financing fees which could have a negative impact our results of operations and financial condition. For example, in 2011 we called our 2009-1 CLO Trust and redeemed the notes, which resulted in the accelerated amortization of deferred financing fees under this term debt securitization.

Our lenders and noteholders could terminate us as servicer of our loans, which would adversely affect our ability to manage our loan portfolio and reduce our net interest income.

Upon the occurrence of specified servicer termination events, our lenders under our credit facilities and the holders of the notes issued in our term debt securitizations may elect to terminate us as servicer of the loans and other debt products under the applicable facility and appoint a successor servicer. These servicer termination events include, but are not limited to, maintenance of certain financial covenants and the loss of certain key members of our senior management, including our Chief Executive Officer and Chief Investment Officer. We do not maintain key man life insurance on any of our senior management nor have we taken any other precautions to offset the financial loss we could incur as a result of any of their departures, however, we do have employment contracts with our senior management. Certain of our credit facilities include cure rights which would enable us to correct the event of default and maintain our status as servicer.

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

We have completed five term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $2.1 billion of notes. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. The ratings range from AAA to CC by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Caa3 by Moody’s Investors Service, Inc., depending on the class of notes.

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

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $191.9 million in principal amount, issued in each of our four term debt securitizations that were outstanding as of December 31, 2012. Also, as of December 31, 2012, we have repurchased $73.9 million of outstanding notes of our term debt securitizations. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Cash flows generated by the retained interest in these trust certificates were $56.4 million and $43.8 million for the years ended December 31, 2012 and 2011, respectively. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

Several factors may influence the timing and amount of the cash flows we receive from loans and other debt products included in our term debt securitizations, including:

•

if any loan or other debt product included in a term debt securitization becomes five days or more delinquent, is classified as a non-performing asset, or is charged off, all funds, after paying expenses and interest to the senior notes, go to a reserve account which then pays down an amount of senior notes equal to the amount of the delinquent loan or other debt product. Except for specified senior management fees, we will not receive any distributions from funds during this period; and

•

if other specified events occur to the trusts, for example an event of default, our cash flows would be used to reduce the outstanding balance of the senior notes and would not be available to us until the full principal balance of the senior notes has been repaid.

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

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. Our employment agreements with each of these officers will terminate in December 2013. Although we intend to enter into new employment agreements with these officers, if we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

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

For the years ended December 31, 2012, 2011 and 2010, we recorded net income of $24.0 million, $14.1 million, and $10.2 million, respectively. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

We are subject to federal, state and local laws and regulations that govern non-depository commercial lenders and businesses generally. In response to SEC rules promulgated under the Dodd-Frank Act, we have registered with the SEC as an investment adviser and conformed our activities to regulation under the Investment Advisers Act of 1940. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of any registration that we may be required to hold. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impair our ability to retain clients and develop new client relationships, which may reduce our revenues.

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2012 was approximately 51,000 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we sublease 16,696 square feet of office space under a sublease that was scheduled to terminate on February 28, 2013. Subsequent to December 31, 2012, the Company extended the termination date of its lease at its corporate headquarters to February 28, 2020 and agreed to lease an additional 1,932 square feet of office space. We also maintain leased offices in Darien, Connecticut, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, Los Angeles, California, Philadelphia, Pennsylvania, Portland, Oregon, and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 25, 2013, there were approximately 84 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2012 and 2011 is presented below:

	2012		2011
	High	Low	High	Low
Quarter ended:
December 31	$14.22	$10.94	$11.03	$8.31
September 30	13.63	10.83	11.37	7.17
June 30	12.99	10.05	12.43	8.55
March 31	11.22	9.05	11.44	9.26

On February 25, 2012, the last reported closing price of our common stock on the NASDAQ Global Market was $13.35 per share.

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2007. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2012	450	$11.84	––	$10,000,000
November 1-30, 2012	––	––	––	10,000,000
December 1-31, 2012	254,486	12.50	––	10,000,000

Total: Three months ended December 31, 2012	254,936	12.50	––	10,000,000

(1)	The Company did not repurchase any shares during the period in connection with our share repurchase program that we announced on November 19, 2012.
(2)	These columns include the acquisition of an aggregate of 254,936 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.
(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$123,945	$115,680	$112,826	$136,569	$188,770
Interest expense	35,591	34,953	40,558	41,927	86,216

Net interest income	88,354	80,727	72,268	94,642	102,554
Provision for credit losses	12,651	17,312	32,997	133,093	38,224

Net interest income (loss) after provision for credit losses	75,703	63,415	39,271	(38,451)	64,330
Fee income	4,619	3,070	2,409	1,657	4,518
Asset management income	2,984	2,635	2,872	2,934	6,283
Gain (loss) on derivatives	(315)	242	28	533	2,157
Gain (loss) on sale of loans and debt securities	335	128	(116)	—	282
Gain on acquisition	––	––	5,649	—	—
Loss on investments in debt securities	—	—	—	—	(932)
Loss on residual interest in securitization	—	—	—	—	(631)
Other income (loss)	3,948	(2,008)	7,854	5,529	7,253

Total non-interest income	11,571	4,067	18,696	10,653	18,930
Compensation and benefits	31,139	30,144	26,418	26,403	30,413
General and administrative expenses	15,158	13,787	14,195	16,032	14,376

Total operating expenses	46,297	43,931	40,613	42,435	44,789

Income (loss) before income taxes	40,977	23,551	17,354	(70,233)	38,471
Income tax expense (benefit)	17,000	9,403	6,935	(24,353)	16,073

Net income (loss) before noncontrolling interest	23,977	14,148	10,419	(45,880)	22,398
Net loss (income) attributable to noncontrolling interest	––	––	(187)	1,620	—

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$23,977	$14,148	$10,232	$(44,260)	$22,398

Income (loss) per share:
Basic	$0.51	$0.29	$0.21	$(0.90)	$0.46
Diluted	0.45	0.27	0.19	(0.90)	0.46
Weighted average shares outstanding:
Basic	47,370,095	48,106,032	49,449,314	49,119,285	48,340,067
Diluted	52,733,552	52,925,924	52,548,104	49,119,285	48,340,067
Outstanding shares of common stock	49,311,008	49,345,676	50,562,826	49,994,858	48,466,166

	December 31,
	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$27,212	$18,468	$54,365
Restricted cash	208,667	83,815	178,364
Investments in debt securities, available-for-sale	21,127	17,817	4,014
Loans, held-for-sale	51,602	38,278	41,386
Loans, net	1,720,789	1,699,187	1,590,331
Other assets	127,673	88,818	106,506

Total assets	$2,157,070	$1,946,383	$1,974,966

Credit facilities	$229,941	$214,711	$108,502
Term debt	1,221,764	1,073,105	1,278,868
Repurchase agreements	30,583	64,868	––
Other liabilities	79,965	29,937	33,417

Total liabilities	1,562,253	1,382,621	1,420,787
Total stockholders’ equity	594,817	563,762	554,179

Supplemental Data:
Investments in debt securities, gross	$25,298	$25,298	$6,468
Loans held-for-sale, gross	52,120	38,837	42,228
Loans held-for-investment, gross	1,796,845	1,820,193	1,698,238

Loans and investments in debt securities, gross	1,874,263	1,884,328	1,746,934
Unused lines of credit	245,483	252,422	270,793
Standby letters of credit	4,497	6,462	8,737

Total funding commitments	$2,124,243	$2,143,212	$2,026,464

Loan portfolio	$1,874,263	$1,884,328	$1,746,934
Loans owned by the NCOF	559,328	517,596	451,929

Managed loan portfolio	$2,433,591	$2,401,924	$2,198,863

Loans held-for-sale, gross	$52,120	$38,837	$42,228
Loans held-for-investment, gross	1,796,845	1,820,193	1,698,238

Total loans, gross	1,848,965	1,859,030	1,740,466
Deferred fees, net	(26,938)	(57,865)	(24,247)
Allowance for loan losses—general	(19,423)	(23,022)	(24,432)
Allowance for loan losses—specific	(30,213)	(40,678)	(60,350)

Total loans, net	$1,772,391	$1,737,465	$1,631,437

Average Balances (1):
Loans and other debt products, gross	$1,893,571	$1,776,195	$1,870,178
Interest earning assets (2)	2,036,526	1,886,165	2,007,908
Total assets	2,051,565	1,885,407	2,016,264
Interest bearing liabilities	1,414,967	1,286,256	1,430,526
Equity	579,083	560,617	546,974

Year Ended December 31,
2012	2011	2010
Performance Ratios (3):
Return on average assets	1.17%	0.75%	0.51%
Return on average equity	4.14	2.52	1.87
Net interest margin, before provision	4.34	4.28	3.60
Loan portfolio yield	6.54	6.50	6.02
Efficiency ratio	46.46	51.81	44.74

Credit Quality and Leverage Ratios (4):
Delinquent loan rate (at period end)	3.59%	5.34%	6.74%
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	1.17%	0.46%	0.50%
Non-accrual loan rate (at period end)	4.05%	5.61%	7.98%
Non-performing asset rate (at period end)	4.77%	5.61%	8.17%
Net charge off rate (end of period loans)	1.49%	2.09%	3.69%
Net charge off rate (average period loans)	1.43%	2.15%	3.36%
Allowance for credit losses ratio (at period end)	2.78%	3.52%	4.99%
Debt to equity (at period end)	2.49	x	2.40	x	2.50	x
Equity to assets (at period end)	27.58%	28.96%	28.06%

(1)	Averages are based upon the average daily balance during the period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate as a single segment, and we derive revenues from four specialized lending groups that target market segments in which we believe that we have a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million;

•

Real Estate, manages a portfolio of first mortgage debt which was sourced primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million.

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our three active national specialized lending platforms. We rely primarily on large banks for warehouse lines of credit to partially fund new loan originations and the capital markets for longer term funding through the issuance of asset-backed notes that are used to refinance bank lines and provide funding with matched duration for our leveraged loan portfolios.

Overall, conditions in targeted segments of the loan market strengthened in the fourth quarter as refinancing, M&A and dividend recapitalization activity surged due to a combination of excess demand and a rush to complete transactions ahead of expected changes in US tax law. We believe that the overall increase in loan volume led to better pricing for lenders, because they could be more selective and the competition among lenders was diluted across more deals. The heightened level of activity in the fourth quarter followed three quarters of muted loan demand and M&A activity amid concerns about issues ranging from domestic US politics, European debt crisis and the strength of the US economy. As the direction of fiscal and tax policies became clearer following US elections, we believe that business owners and executives were better able to make investment decisions that had been deferred due to uncertainty about policy impacts on the macro business environment.

Conditions in our funding markets also showed continued improvement in the fourth quarter as political uncertainty was resolved through US elections and concerns about emerging macro economic trends abated. We believe that new CLO issuance reached $55 billion in 2012, exceeding most forecasts and 2011’s total of $12 billion by a significant margin. CLO credit spreads also trended lower, reflecting demand among a broadening investor base for the asset class. As a result, we believe that market conditions will continue to improve and remain supportive for us to issue new CLOs similar to the one we closed in December 2012. We also believe the availability of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to add new lenders and credit facilities in 2012 while also extending maturities and enhancing financial flexibility under our existing financing vehicles. We also believe that broad-based improvements in conditions across the debt capital markets will provide us with more flexibility to issue other types of debt to finance our business activities.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity increased substantially in the fourth quarter as dividend recapitalization and leveraged buyout style acquisition activity among private equity firms surged and market sentiment improved.

Total middle market loan issuance in the fourth quarter was up significantly from the third quarter with a combination of new acquisitions, dividend recapitalizations and refinancing of existing loans as the dominant uses of proceeds. Loan demand derived from merger and acquisition activity and private equity deal volume increased in the fourth quarter, stemming a modest downward trend over the prior three quarters.

We originated $401 million of new loans with attractive credit spreads and yields in the fourth quarter, which compared favorably to both our historical averages for comparably rated loans and yields on loans originated in the first three quarters of 2012. As a result, new loan origination volume exceeded $1 billion for the year. Pricing firmed and leverage trended somewhat higher in our target markets in the fourth quarter, but continued to compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We continue to believe that demand for new middle market loans and credit products will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. In the short term, we also believe that loan demand may be slow in the first quarter but will likely improve later in 2013. We also believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and credit products offered by the Company and conditions in our lending markets will remain favorable for an extended period of time.

Recent Developments

Liquidity

On December 31, 2012, our $50.0 million credit facility agreement with NATIXIS matured and was terminated in accordance with its terms. Advances under this facility were repaid in full on December 18, 2012.

On December 18, 2012, we completed a $325.9 million term debt securitization. As part of the securitization, investors purchased approximately $263.3 million of floating-rate asset-backed notes. We retained the remaining $62.6 million of notes and equity. The notes mature in January 2023.

On December 17, 2012, the NCOF CLO II term debt securitization reached the end of its five-year reinvestment period and entered its amortization phase in which principal repayments of the underlying loan collateral are used to repay the outstanding notes.

On December 7, 2012, we entered into a $75.0 million credit facility with Wells Fargo to partially fund eligible asset-based loan origination. The credit facility also has an accordion feature that provides for further increase to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015.

On December 7, 2012, we entered into an amendment to our credit facility with DZ Bank which decreased the size of the facility to $150.0 million from $225.0 million through April 23, 2013 and to $125.0 million on and after April 24, 2013. The amendment also extended the maturity date of the credit facility to June 30, 2015.

On November 16, 2012, we entered into a $75.0 million credit facility with Wells Fargo to partially fund eligible new equipment lease and loan origination. This credit facility replaced the Company’s credit facility with Wells Fargo dated as of January 25, 2011 to finance equipment leases. The credit facility matures on November 16, 2016.

On November 5, 2012, we entered into an amendment to our $150.0 million credit facility with Wells Fargo which increased the size of the facility from $150.0 million to $175.0 million through the addition of a new lender. The amendment also added an accordion feature that provides for further increase to $200.0 million, subject to lender approval and other customary conditions, and extended the revolving period under the credit facility to November 2015, and amended the final maturity date to November 2017.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2012, the Company had not repurchased any of its common stock under this plan.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NewStar’s basic and diluted income per share for 2012 was $0.51 and $0.45, respectively, on net income of $24.0 million compared to basic and diluted income per share for 2011 of $0.29 and $0.27, respectively, on net income of $14.1 million, and basic and diluted income per share for 2010 of $0.21 and $0.19, respectively, on net income of $10.2 million. Our managed loan portfolio was $2.4 billion at December 31, 2012 compared to $2.4 billion at December 31, 2011 and $2.2 billion at December 31, 2010. During 2012, loans owned by the NCOF increased $41.7 million to $559.3 million at year end.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.54% for 2012, 6.50% for 2011 and 6.02% for 2010. The increase in loan portfolio yield from 2011 to 2012 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2011, and the average yield on loans which were repaid during 2012 was lower than the average yield on loans in our total loan portfolio. During 2012, the outstanding balance of lower yielding commercial real estate loans decreased $93.9 million. The increase from 2010 to 2011 in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2010. The portfolio yield for accruing loans was 6.97% for 2012.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.34% for 2012, 4.28% for 2011 and 3.60% for 2010. The primary factors impacting net interest margin for 2012 were accelerated loan deferred fee recognition due to a prepayment of loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2011 were non-accrual loans, the accelerated amortization of deferred financing fees and unamortized discount resulting from the call of the 2009-1 CLO, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2010 were accelerated amortization of deferred financing fees resulting from the repayment of our Deutsche Bank term debt facility and the reduction of the commitment amount under our credit facility with Citicorp, changes in three-month LIBOR, non-accrual loans, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 46.46% for 2012, 51.81% for 2011 and 44.74% for 2010. The decrease in our efficiency ratio during 2012 as compared to 2011 was primarily due to an increase in non-interest income and net interest income, partially offset by an increase in operating expenses during 2012. The increase in our efficiency ratio during 2011 as compared to 2010 was primarily due to lower non-interest income and higher operating expenses, partially offset by higher net interest income during 2010.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 2.78% at December 31, 2012, 3.52% as of December 31, 2011 and 4.99% as of December 31, 2010. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, positive credit migration, improving economic conditions, and charge offs of impaired loans. During 2012, we recorded $16.7 million of specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $26.8 million. At December 31, 2012, the specific allowance for credit losses was $30.2 million, and the general allowance for credit losses was $19.8 million. At December 31, 2011, the specific allowance for credit losses was $40.7 million, and the general allowance for credit losses was $23.4 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 3.59% as of December 31, 2012 as compared to 5.34% as of December 31, 2011. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 1.17% as of December 31, 2012 as compared to 0.46% as of December 31, 2011. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 4.05% as of December 31, 2012 and 5.61% as of December 31, 2011. As of December 31, 2012 and 2011, the aggregate outstanding balance of non-accrual loans was $72.7 million and $102.2 million, respectively and total outstanding loans and leases held for investment was $1.8 billion at the end of each period. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 4.77% as of December 31, 2012 and 5.61% as of December 31, 2011. As of December 31, 2012 and December 31, 2011, the sum of the aggregate outstanding balance of non-performing assets was $86.3 million and $102.2 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2012, 2011 and 2010, the net charge off rate was 1.49%, 2.09% and 3.69%, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (average period loans and leases)

Net charge-off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For 2012, 2011 and 2010, the net charge off rate was 1.43%, 2.15% and 3.36%, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets was 1.17% for 2012, 0.75% for 2011, and 0.51% for 2010.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.14% for 2012, 2.52% for 2011, and 1.87% for 2010.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Net interest income:
Interest income	$123,945	$115,680	$112,826
Interest expense	35,591	34,953	40,558

Net interest income	88,354	80,727	72,268
Provision for credit losses	12,651	17,312	32,997

Net interest income after provision for credit losses	75,703	63,415	39,271
Non-interest income:
Fee income	4,619	3,070	2,409
Asset management income	2,984	2,635	2,872
Gain (loss) on derivatives	(315)	242	28
Gain (loss) on sale of loans	335	128	(116)
Gain on acquisition	––	––	5,649
Other income (loss)	3,948	(2,008)	7,854

Total non-interest income	11,571	4,067	18,696
Operating expenses:
Compensation and benefits	31,139	30,144	26,418
General and administrative expenses	15,158	13,787	14,195

Total operating expenses	46,297	43,931	40,613

Income before income taxes	40,977	23,551	17,354
Income tax expense	17,000	9,403	6,935

Net income before noncontrolling interest	23,977	14,148	10,419
Net income attributable to noncontrolling interest	––	––	(187)

Net income	$23,977	$14,148	$10,232

Comparison of the Years Ended December 31, 2012 and 2011

Interest income. Interest income increased $8.2 million, to $123.9 million for 2012 from $115.7 million for 2011. The increase was primarily due to an increase in average balance of our interest earning assets to $2.0 billion from $1.9 billion, partially offset by a decrease in the yield on average interest earning assets to 6.09% from 6.13%, primarily driven by cash comprising a larger portion of the outstanding balance of average interest earning assets during 2012 as compared to 2011.

Interest expense. Interest expense increased $0.6 million, to $35.6 million for 2012 from $35.0 million for 2011. The increase is primarily due to an increase in average interest bearing liabilities, partially offset by a decrease in accelerated amortization of certain deferred financing fees. During 2011, we called our 2009-1 CLO which resulted in the accelerated amortization of the associated unamortized discount and deferred financing fees totaling $3.0 million.

Net interest margin. Net interest margin increased to 4.34% for 2012 from 4.28% for 2011. The increase in net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities, loan deferred fees recognized due to prepayments of loans, and a decrease in average cost of funds, partially offset by a decrease in our average yield on interest earning assets as cash comprised a larger portion of the outstanding balance of average interest earning assets during 2012. The decrease in average cost of funds is primarily due to the accelerated amortization of deferred financing fees and unamortized discount during 2011 related to our 2009-1 CLO. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.57% from 3.42%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,036,526	$123,945	6.09%	$1,886,165	$115,680	6.13%
Total interest bearing liabilities	1,414,967	35,591	2.52	1,286,256	34,953	2.72

Net interest spread		$88,354	3.57%		$80,727	3.42%

Net interest margin			4.34%			4.28%

Provision for credit losses. The provision for credit losses decreased to $12.7 million for 2012 from $17.3 million for 2011. The decrease in the provision was primarily due to a decrease of $2.1 million of specific provisions recorded during 2012 as compared to 2011. During 2012, we recorded specific provisions of $16.7 million compared to $18.8 million recorded during 2011. The decrease in the specific component of the provision for credit losses was primarily due to lower outstanding loan balances of impaired loans with a specific allowance since December 31, 2011, positive credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. Impaired loans, which include all of our delinquent loans and troubled debt restructurings, as a percentage of “Loans, net” was 19% as of December 31, 2012 and 2011. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Consequently, as the percentage of impaired loans in our loan portfolio decreased as compared to December 31, 2011, the percentage of loans in our loan portfolio being evaluated under our general allowance analysis has increased.

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

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at that time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Lastly, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points.

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

Impaired loans at December 31, 2012 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Non-interest income. Non-interest income increased $7.5 million, to $11.6 million for 2012 from $4.1 million for 2011. The increase is primarily due to a $5.4 million loss on the value of equity interests in certain impaired borrowers during 2011, a $2.9 million net loss on equity method of accounting interests during 2011, as compared to a $0.5 million net loss on equity method of accounting interests during 2012, a $1.5 million increase of fee income, and an increase of $0.2 million on the gain on sale of loans, partially offset by a $0.3 million loss on derivatives. During 2012, we also recognized a $2.7 million gain on the repurchase of debt, as compared to a $4.4 million gain for 2011.

As a result of certain of our troubled debt restructurings, we have received equity interests in several of our distressed borrowers. The equity interest in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently valued at the end of each quarter. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’ results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations may directly impact the remaining net book value of these respective loans. These equity interests may also give rise to capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $2.4 million, to $46.3 million for 2012 from $43.9 million for 2011. General and administrative expenses increased $1.4 million. General and administrative expenses during 2012 were impacted by a $3.1 million charge, partially offset by a $1.0 million insurance recovery related to a settlement of litigation in connection with the resolution of one of our impaired loans. Although we considered the claims to be without merit, we decided that the settlement of the lawsuit was prudent in order to avoid further expenses to defend the case and to eliminate the risk of exposure as a result of an unfavorable evidentiary ruling that occurred during 2012. Employee compensation and benefits increased $1.0 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense.

Income taxes. For 2012 and 2011, we provided for income taxes based on an effective tax rate of 41% and 40% for 2012 and 2011, respectively. The effective tax rate for 2011 included the impact of a valuation allowance recorded during 2010 and its reversal during 2011.

As of December 31, 2012 and 2011, we had net deferred tax assets of $42.5 million and $47.9 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2012. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2012. As of December 31, 2012, our deferred tax asset was primarily comprised of $24.9 million related to our allowance for credit losses and $14.1 million related to equity compensation.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. In the first quarter of 2012, we amended our corporate credit facility with Fortress to provide for $25.0 million in additional borrowing and entered into a new $150.0 million revolving term credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”). In January 2012, we amended our facility with Fortress to increase the size of the facility to $125 million and extended the maturity date to August 31, 2016. In connection with the amendment, we borrowed $12.6 million under the term loan facility on January 31, 2012 and the remaining $37.4 million available for borrowing under the term loan facility on March 20, 2012. In February 2012 we entered into a new $150.0 million revolving term credit facility with NATIXIS that matures in February 2019. During the second quarter of 2012 we amended our credit facility with NATIXIS, which extended the revolving period to December 17, 2012 and the final maturity date to December 31, 2012. During the fourth quarter of 2012 we completed a $325.9 million term debt securitization, we entered into a new $75.0 million credit facility to partially fund asset-based loan origination, we replaced our $75.0 million credit facility to partially fund eligible equipment lease and loan origination with a new facility on more favorable terms, we repaid all the advances outstanding under our $50.0 million credit facility with NATIXIS and terminated the facility, we increased the size of a current credit facility from $150.0 million to $175.0 million through the addition of a new lender, and we decreased the size of a credit facility to $150.0 million from $225.0 million.

We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or a revolving credit facility, to support portfolio growth and strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on economic conditions, the credit performance of our loan portfolio and origination volume. We may need to raise additional capital in the future based on various factors that include: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the fourth quarter of 2012, the U.S. economy grew modestly despite concerns regarding the U.S. fiscal cliff and softness in European financial markets. This expansion was reflected in the stable performance of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue as Treasury and investment grade bond rates remain near all-time lows and investors focus on allocating capital to riskier higher yielding, fixed and floating rate asset classes in order to achieve yield targets. The larger, more liquid segments of the securitization markets also displayed improved issuance volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have improved year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of December 31, 2012 and 2011, we had $27.2 million and $18.5 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $208.7 million and $83.8 million of restricted cash as of December 31, 2012 and 2011, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2012, we could use $107.6 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2012.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2012, we had impaired loans with an aggregate outstanding balance of $324.4 million. Impaired loans with an aggregate outstanding balance of $263.7 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $72.7 million were on non-accrual status. During 2012, $28.4 million of loans were charged-off, and we recovered $1.6 million of previously charged-off impaired loans outstanding. Impaired loans of $62.7 million were greater than 60 days past due and classified as delinquent. During 2012, we recorded $16.7 million of specific provisions for impaired loans. Included in our specific allowance for impaired loans was $6.4 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which is partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of December 31, 2012 and 2011 was $49.6 million and $63.7 million, respectively, or 2.76% and 3.50% of loans and leases, gross, respectively. As of December 31, 2012, we also had a $0.3 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.78%.

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

Activity in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Balance as of beginning of period	$63,700	$84,503	$113,865
General provision for loan and lease losses	(3,918)	(1,604)	(14,371)
Specific provision for loan losses	16,653	18,782	47,695
Net charge offs	(26,799)	(37,981)	(62,686)

Balance as of end of period	49,636	63,700	84,503
Allowance for losses on unfunded loan commitments	328	412	278

Allowance for credit losses	$49,964	$64,112	$84,781

During 2012 we recorded a total provision for credit losses of $12.7 million. The Company decreased its allowance for credit losses 74 basis points to 2.78% of gross loans at December 31, 2012 from 3.52% at December 31, 2011, due to improving economic conditions, positive credit migration, and charge offs.

Borrowings and Liquidity

As of December 31, 2012 and 2011, we had outstanding borrowings totaling $1.5 billion and $1.4 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of December 31, 2012, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$625,000	$229,941	$395,059	2015 – 2019
Term debt (1)	1,269,375	1,221,764	47,611	2016 – 2023
Repurchase agreements	30,583	30,583	––	2016

Total	$1,924,958	$1,482,288	$442,670

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At December 31, 2012, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of December 31, 2012 we had five credit facilities: (i) a $150 million revolving credit facility with NATIXIS to fund leveraged finance loans, (ii) a $150 million credit facility with DZ Bank to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination, and (v) a $175 million credit facility with Wells Fargo to fund leveraged finance loans.

We had a $50.0 million credit facility agreement with NATIXIS that matured on December 31, 2012 and was terminated in accordance with its terms.

Our $150.0 million credit facility agreement with NATIXIS had an outstanding balance of $108.6 million and unamortized deferred financing fees of $2.2 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.45% at December 31, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

Our $150.0 million credit facility with DZ Bank had an outstanding balance of $83.7 million and unamortized deferred financing fees of $1.0 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. On December 7, 2012, we entered into an amendment to this credit facility which among other things decreased the commitment amount from $225.0 million to $150.0 million through April 23, 2013, establishes a step down in the commitment amount to from $150.0 million to $125.0 million on and after April 24, 2013, and extended the maturity date to June 30, 2015. The commitment amount was decreased to better match the outstanding borrowings under this credit facility with its availability.

On December 7, 2012, we entered into a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $37.7 million and unamortized deferred financing fees of $0.5 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million, subject to lender approval. The credit facility is scheduled to mature on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

On November 16, 2012, we entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility is scheduled to mature on November 16, 2016. The terms of the note purchase agreement are substantially similar to the terms of the note purchase agreement we entered into on January 25, 2011 with Wells Fargo. The note purchase agreement entered into on January 25, 2011 was terminated concurrently with the entering into the note purchase agreement on November 16, 2012. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of December 31, 2012, we had not drawn any amounts from this credit facility.

Our $175.0 million credit facility with Wells Fargo had an outstanding balance of $0 and unamortized deferred financing fees of $3.6 million as of December 31, 2012. The facility provides for a revolving reinvestment period which was scheduled to end in January 2013 with a two-year amortization period. On

November 5, 2012, we entered into an amendment to this credit facility which among other things increased the commitment amount from $150.0 million to $175.0 million, with the ability to further increase the commitment amount to $200.0 million, subject to lender approval, and extended the revolving period until November 5, 2015 and the maturity date to November 5, 2017. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2012, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.50% at December 31, 2012.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The credit facility, as amended, consists of a $25.0 million revolving note and a $100.0 million term note, which matures on August 31, 2016. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 7.00%.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of December 31, 2012, we had not drawn any amounts from the revolving note. As of December 31, 2012, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayment of term loans made during the period from January 28, 2013 to August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of December 31, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At December 31, 2012, the $116.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $147.8 million. At December 31, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, we repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the

2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated October 13, 2012 identified $74.7 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the October 13, 2012 report, the cumulative amount redirected was $19.1 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$28,093	0.28%	AAA/Aaa/AAA
Class A-2	80,477	14,341	0.30	AAA/Aaa/AAA
Class B	18,750	18,683	0.50	AA+/Aa1/AA
Class C	39,375	39,233	0.85	B+/A2/BB
Class D	24,375	8,424	1.50	CCC-/Ba2/CCC
Class E	24,375	7,471	4.75	CCC-/Caa3/CC

Total notes	343,352	116,245
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$147,783

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2012, the $243.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $287.2 million. At December 31, 2012, deferred financing fees were $0.7 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated December 13, 2012 identified $21.6 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, we elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the December 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$160,678	0.27%	AA+/Aaa/AAA
Class A-2	40,000	21,504	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	B+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC+/Ba1/BB

Total notes	456,250	243,432
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$287,182

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2012, the $498.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $552.8 million. At December 31, 2012, deferred financing fees were $2.1 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,105	0.24%	AA+/Aaa/AAA
Class A-2	100,000	77,389	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa3/AA
Class C	58,500	58,293	1.30	BBB+/Baa1/A
Class D	27,000	21,000	2.30	BB-/Ba1/BBB+

Total notes	546,000	498,787
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$552,787

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At December 31, 2012, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2012, deferred financing fees were $3.6 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied. We may have future defaults in the 2012-2 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Borrowing spread to LIBOR	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	$263,300	$263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.21% as of December 31, 2012. As of December 31, 2012, unamortized deferred financing fees were $1.1 million and the outstanding balance was $30.6 million. During 2012, we made principal payments totaling $34.3 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility.

We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2012, we had not repurchased any shares of our common stock under the program.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2012:

	Payments due by period				Total
	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Credit facilities (1)	$––	$121,342	$––	$108,599	$229,941
Term debt (1)	—	––	100,000	1,121,764	1,221,764
Repurchase agreement	––	––	30,583	––	30,583
Non-cancelable operating leases	1,083	2,009	1,990	—	5,082

Total	$1,083	$123,351	$132,573	$1,230,363	$1,487,370

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain an overall risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our operations are subject to risks resulting from interest rate fluctuations on our interest-earning assets and our interest-bearing liabilities. We seek to provide maximum levels of net interest income, while maintaining acceptable levels of interest rate and liquidity risk. As such, we may enter into interest rate swap and interest rate cap agreements to hedge interest rate exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. Under the interest rate swap contracts, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. We record the exchanged amount in net interest income in our statements of operations. Under the interest rate cap contracts, we agree to exchange, at specified intervals, the difference between a specified fixed interest (the cap) and floating interest amounts calculated on an agreed-upon notional principal amount, but only if the floating interest rate exceeds the cap rate. The interest rate caps may not be matched to specific assets or liabilities and would not qualify for hedge accounting.

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

During 2010, we entered into three short-term interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. The three interest rate swap agreements matured prior to December 31, 2010. During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. During 2011, the lone remaining outstanding interest rate swap agreement was terminated. We record the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2011 and 2010, the Company recorded hedge ineffectiveness of $51,841 and $39,494, respectively, which is included in loss on derivatives in the Company’s consolidated statements of operations. We did not have any outstanding derivatives as of December 31, 2012.

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

At December 31, 2012, we had $245.5 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $200.5 million and unfunded commitments related to delayed draw term loans were $37.8 million. $7.2 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $200.5 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2012, we categorized $145.1 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2012, we had $55.3 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2012, revolver usage averaged approximately 50%, which is line with the average of 48% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2012, revolving commitments decreased $15.6 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2012, delayed draw credit facility commitments decreased $23.3 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2012 we had $4.5 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2012 and 2011, the fair value of the interest rate mitigation products was $0.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2012, we had an allowance for credit losses of $50.0 million, with specific allowances totaling $30.2 million.

Impaired loans at December 31, 2012 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2012.

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

At December 31, 2012, the Company did not have any significant unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2012, the Company’s tax returns for the years ended 2011, 2010, 2009, 2008 and 2007 remain subject to examination by the Internal Revenue Service and state tax authorities.

Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. The Company differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Cash and cash equivalents, investments in debt securities, available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held-for-sale, loans held-for-investment, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.

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

As of December 31, 2012, 7.2% of total assets and 84% of the assets we measured at fair value used significant unobservable inputs (level 3 assets). During 2012 we recognized gains of $1.8 million in other comprehensive income related to changes in fair value of these level 3 assets. The table below sets forth information regarding our level 3 assets as of December 31, 2012:

Description	Fair Value at December 31, 2012
($ in thousands)
Commercial loans, net:
Commercial real estate	$99,500
Commercial loans held-for-sale, net:
Leveraged finance	21,820
Investments in debt securities, available-for-sale:
Collateralized loan obligations	21,127
Other real estate owned	13,012

Total level 3 assets at fair value	$155,459

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

As of December 31, 2012 and 2011, investments in debt securities available-for-sale totaled $21.1 million and $17.8 million, respectively. At December 31, 2012, our net unrealized gain on those debt securities totaled $0.2 million and at December 31, 2011, our net unrealized loss totaled $2.9 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of December 31, 2012, approximately 2% of the loans in our portfolio were at fixed rates and approximately 98% were at variable rates. Additionally, for the loans at variable rates, approximately 76% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.50%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2012. Our modeling is based on contractual terms and does not consider prepayment or changes in our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$8,090
Increase of	100	(7,620)
Increase of	200	(5,450)
Increase of	300	(980)

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.4 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward. The inflection point as of December 31, 2012 was estimated to be 1.50%.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 1, 2013

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$27,212	$18,468
Restricted cash	208,667	83,815
Investments in debt securities, available-for-sale	21,127	17,817
Loans held-for-sale, net	51,602	38,278
Loans, net	1,720,789	1,699,187
Deferred financing costs, net	19,064	11,997
Interest receivable	9,003	9,857
Property and equipment, net	433	740
Deferred income taxes, net	42,463	47,902
Income tax receivable	4,311	293
Other assets	52,399	18,029

Total assets	$2,157,070	$1,946,383

Liabilities:
Credit facilities	$229,941	$214,711
Term debt	1,221,764	1,073,105
Repurchase agreements	30,583	64,868
Accrued interest payable	3,330	2,853
Accounts payable	404	430
Other liabilities	76,231	26,654

Total liabilities	1,562,253	1,382,621

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2012 and 2011;
Shares outstanding 49,311,008 in 2012 and 49,345,676 in 2011	493	494
Additional paid-in capital	646,299	635,389
Accumulated deficit	(20,726)	(44,703)
Common stock held in treasury, at cost $0.01 par value; 3,646,290 in 2012 and 3,135,317 in 2011	(31,243)	(25,420)
Accumulated other comprehensive loss, net	(6)	(1,998)

Total stockholders’ equity	594,817	563,762

Total liabilities and stockholders’ equity	$2,157,070	$1,946,383

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$123,945	$115,680	$112,826
Interest expense	35,591	34,953	40,558

Net interest income	88,354	80,727	72,268
Provision for credit losses	12,651	17,312	32,997

Net interest income after provision for credit losses	75,703	63,415	39,271
Non-interest income:
Fee income	4,619	3,070	2,409
Asset management income—related party	2,984	2,635	2,872
Gain (loss)on derivatives	(315)	242	28
Gain (loss) on sale of loans and debt securities	335	128	(116)
Gain on acquisition	0	0	5,649
Other income (loss)	3,948	(2,008)	7,854

Total non-interest income	11,571	4,067	18,696
Operating expenses:
Compensation and benefits	31,139	30,144	26,418
General and administrative expenses	15,158	13,787	14,195

Total operating expenses	46,297	43,931	40,613

Income before income taxes	40,977	23,551	17,354
Income tax expense	17,000	9,403	6,935

Net income before noncontrolling interest	23,977	14,148	10,419
Net income attributable to noncontrolling interest	0	0	(187)

Net income attributable to NewStar Financial, Inc. common stockholders	$23,977	$14,148	$10,232

Basic income per share	$0.51	$0.29	$0.21
Diluted income per share	0.45	0.27	0.19

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	($ in thousands, except per share amounts)
Net income	$23,977	$14,148	$10,232
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $1,244, $(1,119) and $(1), respectively	1,840	(1,658)	(1)
Net unrealized derivative gains, net of tax expense of $115, $125 and $104, respectively	152	198	249

Other comprehensive income (loss)	1,992	(1,460)	248

Comprehensive income	$25,969	$12,688	$10,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity							Noncontrolling Interest
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2010	$0	$500	$616,762	$(69,083)	$(1,331)	$(786)	$546,062	$4,058
Net income	0	0	0	10,232	0	0	10,232	187
Other comprehensive income	0	0	0	0	0	248	248	0
Distributions from noncontrolling interest	0	0	0	0	0	0	0	(4,245)
Issuance of restricted stock	0	22	(22)	0	0	0	0	0
Net shares reacquired from employee transactions	0	(2)	21	0	(1,784)	0	(1,765)	0
Tax benefit from vesting of restricted common stock awards	0	0	10	0	0	0	10	0
Repurchase of common stock	0	(14)	14	0	(10,000)	0	(10,000)	0
Amortization of restricted common stock awards	0	0	6,019	0	0	0	6,019	0
Amortization of stock option awards	0	0	3,373	0	0	0	3,373	0

Balance December 31, 2010	0	506	626,177	(58,851)	(13,115)	(538)	554,179	0
Net income	0	0	0	14,148	0	0	14,148	0
Other comprehensive loss	0	0	0	0	0	(1,460)	(1,460)	0
Net shares reacquired from employee transactions	0	(2)	272	0	(2,274)	0	(2,004)	0
Tax benefit from vesting of restricted common stock awards	0	0	121	0	0	0	121	0
Repurchase of common stock	0	(10)	10	0	(10,031)	0	(10,031)	0
Amortization of restricted common stock awards	0	0	6,446	0	0	0	6.446	0
Amortization of stock option awards	0	0	2,363	0	0	0	2,363	0

Balance December 31, 2011	0	494	635,389	(44,703)	(25,420)	(1,998)	563,762	0
Net income	0	0	0	23,977	0	0	23,977	0
Other comprehensive income	0	0	0	0	0	1,992	1,992	0
Issuance of restricted stock	0	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	(2)	0	0	(3,227)	0	(3,229)	0
Tax benefit from vesting of restricted common stock awards	0	0	2,320	0	0	0	2,320	0
Repurchase of common stock	0	(2)	2	0	(2,596)	0	(2,596)	0
Exercise of common stock options	0	2	1,400	0	0	0	1,402	0
Amortization of restricted common stock awards	0	0	6,418	0	0	0	6,418	0
Amortization of stock option awards	0	0	771	0	0	0	771	0

Balance December 31, 2012	$0	$493	$646,299	$(20,726)	$(31,243)	$(6)	$594,817	$0

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income	$23,977	$14,148	$10,232
Adjustments to reconcile net income (loss) to net cash used for operations:
Provision for credit losses	12,651	17,312	32,997
Depreciation and amortization and accretion	(10,963)	(8,585)	(10,193)
Amortization of debt issuance costs	4,326	8,047	12,239
Equity compensation expense	7,189	8,809	9,420
(Gains) losses on sale of loans	(335)	(128)	116
Gain on acquisition and repurchase of debt	(2,708)	(4,267)	(12,382)
Losses on other real estate owned	324	600	0
Losses from equity method investments	469	2,879	1,206
Losses from other investments	0	5,439	0
Net change in deferred income taxes	5,439	1,194	8,338
Loans held-for-sale originated	(143,769)	(38,278)	(91,769)
Proceeds from sale and repayment of loans held-for-sale	130,445	41,386	66,119
Net change in interest receivable	854	(3,060)	1,152
Net change in other assets	(38,915)	5,486	(12,655)
Net change in accrued interest payable	477	(1,161)	1,240
Net change in accounts payable and other liabilities	48,277	(2,442)	5,104

Net cash provided by operating activities	37,738	47,379	21,164

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	0	0	(25,320)
Net change in restricted cash	(124,852)	94,549	(41,480)
Net change in loans	(22,758)	(114,369)	297,391
Proceeds from sale of other real estate owned	0	2,800	5,331
Purchase of debt securities available-for-sale	0	(20,750)	0
Proceeds from repayments of debt securities available-for-sale	0	4,170	239
Acquisition of property and equipment	(200)	(349)	(260)

Net cash provided by (used in) investing activities	(147,810)	(33,949)	235,901

Cash flows from financing activities:
Proceeds from exercise of stock options	1,400	272	0
Tax benefit from vesting of restricted stock	2,320	121	0
Borrowings on credit facilities	583,878	458,610	216,796
Repayment of borrowings on credit facilities	(568,648)	(365,401)	(200,184)
Issuance of term debt	303,700	0	187,304
Borrowings on term debt	141,876	143,836	137,453
Repayment of borrowings on term debt	(294,209)	(334,789)	(562,946)
Borrowings on repurchase agreements	0	68,000	0
Repayment of borrowings on repurchase agreements	(34,285)	(3,132)	0
Payment of deferred financing costs	(11,393)	(4,539)	(9,187)
Purchase of treasury stock	(5,823)	(12,305)	(11,784)

Net cash provided by (used in) financing activities	118,816	(49,327)	(242,548)

Net increase (decrease) in cash during the period	8,744	(35,897)	14,517
Cash and cash equivalents at beginning of period	18,468	54,365	39,848

Cash and cash equivalents at end of period	$27,212	$18,468	$54,365

Supplemental cash flows information:
Interest paid	$35,114	$36,114	$39,317
Taxes paid, net of refund	14,606	3,066	50
Decrease (increase) in fair value of investments in debt securities	3,084	2,777	2
Assets acquired	0	0	75,196
Liabilities assumed	0	0	44,220
Transfers of loans, net to loans held-for-sale	14,587	0	0
Transfers of loans to other real estate owned	14,884	0	0
Transfers of debt from term debt to credit facilities	0	13,000	0

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

The Company operates as a single segment, and it derives revenues from four specialized lending groups that target market segments in which it believes that it has a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $5 million and $30 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million;

•

Real Estate, manages an existing portfolio of first mortgage debt which was sourced primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors; and

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

Investments in Debt Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. The fair value of debt securities are based on quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, the Company estimates fair value using various valuation tools, including cash flow analyses that utilize financial statements, business plans, as well as qualitative factors. The Company also recognizes an other than temporary impairment on an investment in debt security in an unrealized loss position if (i) the Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected, (ii) the Company intends to sell the debt security, or (iii) it is more likely than not that the Company will be required to sell the debt security prior to recovery.

Loans Held-for-Sale

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

Loans

Loans are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is typically discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, it is probable it will be unable to collect contractual principal and interest in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.

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

During 2010, the Company recognized the need to adjust this methodology to reflect more stable macroeconomic conditions, improvements in capital market liquidity, greater visibility on the economy and underlying asset values, as well as evidence of property price stabilization. The Company refined its approach for commercial real estate loans at that time primarily through three updates to the existing framework. First, it calibrated the stress multipliers across all loan-to-value tiers to reflect increased depth in the financing markets compared to what was available in 2009. Second, the category of credits on which the stress multipliers were applied was changed to credits with a weaker risk profile in addition to loan-to-value ratios in excess of the specified threshold, which remained unchanged. Lastly, estimates of loss upon a default were amended to reflect the results of an updated internal loss and recovery analysis. The impact of these modifications was a decrease in the commercial real estate allowance for loan losses of approximately 20 basis points.

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

Impaired loans at December 31, 2012 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability, which may be discounted further. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2012, the Company did not have any significant accrued interest or penalties.

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

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 was effective for the interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material effect on the Company’s results from operations or financial position.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 is being applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts financial statement presentation.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Occupancy and equipment are now included in General and administrative expenses.

Note 3. Acquisition

On November 1, 2010, the Company acquired Core Business Credit, LLC, an asset-based lender located in Dallas, Texas with outstanding loans totaling $73.4 million as of October 31, 2010, and its wholly-owned subsidiaries (collectively “Core”) for a purchase price of $25.3 million in cash. The Company recognized a gain of $5.6 million in connection with the acquisition based upon the difference of the fair value of $75.2 million of assets acquired, net of $44.2 million of liabilities assumed and the $25.3 million of cash paid. In conjunction with the acquisition, the Company became party to an existing $225 million revolving credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt (“DZ Bank”) for asset-based lending origination. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Note 4. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

The Company operates as a single segment, and derives revenues from four specialized lending groups that target market segments in which it believes it has a competitive advantage:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien loans, which are primarily used to finance acquisitions of mid-sized companies by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies;

•	Real Estate, manages an existing portfolio of first mortgage debt which was sourced primarily to finance acquisitions of commercial real estate properties; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures.

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), a related party) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2012 loans held-for-sale were $51.6 million and consisted of leveraged finance loans to 12 borrowers which are intended to be sold to the NCOF at an agreed upon price or to entities other than the NCOF. Subsequent to December 31, 2012, the Company sold loans with an aggregate outstanding balance of $1.8 million to the NCOF as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of December 31, 2012 and 2011, loans held-for-sale consisted of the following:

	December 31, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$52,120	$38,838

Gross loans	52,120	38,838
Deferred loan fees, net	(518)	(560)

Total loans, net	$51,602	$38,278

The Company sold loans with an aggregate outstanding balance of $45.1 million for a gain of $0.3 million to entities other than the NCOF during 2012. The Company sold loans with an aggregate outstanding balance of $31.3 million for a gain of $0.1 million to entities other than the NCOF during 2011.The Company sold two loans for a loss of $0.1 million to entities other than the NCOF during 2010.

As of December 31, 2012 and 2011, loans and leases consisted of the following:

	December 31,
	2012	2011
	($ in thousands)
Leveraged Finance	$1,422,415	$1,437,040
Business Credit	196,952	111,772
Real Estate	177,478	271,381

Gross loans and leases	1,796,845	1,820,193
Deferred loan fees, net	(26,420)	(57,306)
Allowance for loan and lease losses	(49,636)	(63,700)

Total loans and leases, net	$1,720,789	$1,699,187

As of December 31, 2012 and 2011, Equipment Finance leases totaled $17.3 million and $3.7 million, respectively, and are included in the Business Credit balances.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its four specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Due to the nature of its borrowers and the structure of its loans, Business Credit utilizes a proprietary model that produces a rating that corresponds to an expected loss, without calculating a probability of default and loss given default. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan.

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of December 31, 2012, $267.2 million of the Company’s loans were classified as “Criticized”, including $237.6 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”. As of December 31, 2011, $300.9 million of the Company’s loans were classified as “Criticized”, including $284.9 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

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

As of December 31, 2012, the Company had impaired loans with an aggregate outstanding balance of $324.4 million. Impaired loans with an aggregate outstanding balance of $263.7 million have been restructured and classified as TDR. As of December 31, 2012, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $7.7 million. Impaired loans with an aggregate outstanding balance of $72.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2012, the Company charged off $19.1 million of outstanding non-accrual loans and recovered $1.6 million of previously charged-off impaired loan outstanding balances. During 2012, the Company took previously identified non-accrual loans with an aggregate outstanding balance of $16.2 million as of December 31, 2011 off non-accrual status and placed loans with an aggregate outstanding balance of $22.7 million as of December 31, 2012 on non-accrual status. During 2012, the Company recorded $16.7 million of specific provisions for impaired loans. At December 31, 2012, the Company had a $30.2 million specific allowance for impaired loans with an aggregate outstanding balance of $192.1 million. At December 31, 2012, additional funding commitments for impaired loans totaled $33.6 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2012, $62.7 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $30.2 million specific allowance for impaired loans was $6.4 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate fair value of $13.0 million as of December 31, 2012.

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

A summary of impaired loans is as follows:

2012	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
Leveraged Finance	$214,359	$277,702	$131,261	$83,098
Business Credit	1,821	2,652	0	1,821
Real Estate	108,188	117,054	60,871	47,317

Total	$324,368	$397,408	$192,132	$132,236

2011
Leveraged Finance	$237,529	$327,052	$153,390	$84,139
Business Credit	2,831	2,831	0	2,831
Real Estate	75,957	93,056	55,031	20,926

Total	$316,317	$422,939	$208,421	$107,896

During 2012, 2011 and 2010 the Company recorded partial charge-offs of $28.4 million, $38.0 million and $62.7 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
December 31, 2012	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,208,056	$18,063	$195,131	$707	$69,290	$653
Individually evaluated (2)	214,359	21,578	1,821	0	108,188	8,635

Total	$1,422,415	$39,641	$196,952	$707	$177,478	$9,288

	Leveraged Finance		Business Credit		Real Estate
December 31, 2011	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,199,511	$16,062	$108,941	$374	$195,424	$6,586
Individually evaluated (2)	237,529	28,058	2,831	0	75,957	12,620

Total	$1,437,040	$44,120	$111,772	$374	$271,381	$19,206

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 and 5.3 based on the Company’s internally developed 12 point scale at December 31, 2012 and 2011.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans and leases.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	December 31, 2012	December 31, 2011
	($ in thousands)
Leveraged Finance	$66,407	$78,214
Business Credit	1,821	2,831
Real Estate	4,458	21,115

Total	$72,686	$102,160

During 2012, non-accrual loans with an aggregate outstanding balance of $27.3 million were resolved as a result of workout processes with the borrowers.

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR. As of December 31, 2012, the Company had one troubled debt restructuring presented net of deferred loan fees against its gross outstanding balance.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2012 and 2011 is provided below:

($ in thousands)	Group I	Group II
December 31, 2012	$263,670	$145,328
December 31, 2011	$243,509	$142,215

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For 2012, the Company had partial charge-offs totaling $12.6 million related to loans previously classified as TDR. As of December 31, 2012, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Year Ended December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$21,668
Business Credit	0	0	0
Real Estate	47,544	47,544	0

Total	$69,734	$69,734	$21,668

For the Year Ended December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$71,470	$71,470	$26,154
Business Credit	0	0	0
Real Estate	0	0	0

Total	$71,470	$71,470	$26,154

The following sets forth a breakdown of troubled debt restructurings at December 31, 2012 and 2011:

As of December 31, 2012 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$135,757	$57,703	$193,460	$18,475	$12,614
Business Credit	0	0	0	0	0
Real Estate	65,768	4,442	70,210	1,969	5,612

Total	$201,525	$62,145	$263,670	$20,444	$18,226

As of December 31, 2011 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$140,271	$75,492	$215,763	$26,266	$15,740
Business Credit	0	0	0	0	0
Real Estate	23,277	4,469	27,746	3,836	0

Total	$163,548	$79,961	$243,509	$30,102	$15,740

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2012	($ in thousands)
Leveraged Finance	$2,997	$55,277	$58,274	$1,364,141	$1,422,415	$21,003
Business Credit	0	1,821	1,821	195,131	196,952	0
Real Estate	0	4,458	4,458	173,020	177,478	0

Total	$2,997	$61,556	$64,553	$1,732,292	$1,796,845	$21,003

December 31, 2011
Leveraged Finance	$23,940	$40,951	$64,891	$1,372,149	$1,437,040	$0
Business Credit	0	2,831	2,831	108,941	111,772	0
Real Estate	15,834	13,719	29,553	241,828	271,381	8,438

Total	$39,774	$57,501	$97,275	$1,722,918	$1,820,193	$8,438

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

A summary of the activity in the allowance for credit losses for the year ended December 31, 2012 is as follows:

	Year Ended December 31, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$44,553	$374	$19,185	$64,112
Provision for credit losses—general	1,578	333	(5,913)	(4,002)
Provision for credit losses—specific	8,623	0	8,030	16,653
Loans charged off, net of recoveries	(14,783)	0	(12,016)	(26,799)

Balance, end of period	$39,971	$707	$9,286	$49,964

Balance, end of period—specific	$21,578	$0	$8,635	$30,213

Balance, end of period—general	$18,393	$707	$651	$19,751

Average balance of impaired loans	$237,070	$2,664	$116,552	$356,286
Interest recognized from impaired loans	$14,999	$0	$4,192	$19,191

Loans and leases
Loans individually evaluated with specific allowance	$131,261	$0	$60,871	$192,132
Loans individually evaluated with no specific allowance	83,098	0	47,317	130,415
Loans acquired with deteriorating credit quality	0	1,821	0	1,821
Loans and leases collectively evaluated without specific allowance	1,208,056	195,131	69,290	1,472,477

Total loans and leases	$1,422,415	$196,952	$177,478	$1,796,845

	Year Ended December 31, 2011
	Leveraged Finance	Real Estate	Business Credit	Total
	($ in thousands)
Balance, beginning of period	$58,912	$25,869	$0	$84,781
Provision for credit losses—general	(1,065)	(779)	374	(1,470)
Provision for credit losses—specific	14,678	4,104	0	18,782
Loans charged off, net of recoveries	(27,972)	(10,009)	0	(37,981)

Balance, end of period	$44,553	$19,185	$374	$64,112

Balance, end of period—specific	$28,058	$12,620	$0	$40,678

Balance, end of period—general	$16,495	$6,565	$374	$23,434

Average balance of impaired loans	$311,730	$93,426	$5,708	$410,864
Interest recognized from impaired loans	$16,411	$2,949	$176	$19,536

Loans and leases
Loans individually evaluated with specific allowance	$153,390	$55,031	$0	$208,421
Loans individually evaluated with no specific allowance	84,139	20,926	0	105,065
Loans acquired with deteriorating credit quality	0	0	2,831	2,831
Loans and leases collectively evaluated without specific allowance	1,199,511	195,424	108,941	1,503,876

Total loans and leases	$1,437,040	$271,381	$111,772	$1,820,193

The aggregate average balance of impaired loans during 2010 was $362.4 million. The total amount of interest income recognized during 2010 from impaired loans was $3.3 million. The amount of cash basis interest income that was recognized for 2010 was $2.3 million.

Included in the allowance for credit losses at December 31, 2012 and 2011 is an allowance for unfunded commitments of $0.3 million and $0.4 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During 2012, the Company recorded a total provision for credit losses of $12.7 million. The Company maintained its allowance for credit losses at $50.0 million as of December 31, 2012 and $64.1 million at December 31, 2011. The Company had $26.8 million of net charge-offs of impaired loans with a specific allowance and reduced its allowance for credit losses by 74 basis points during 2012, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 19% as of December 31, 2012 and 2011.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2012 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	($ in thousands)
Collections on loans pledged to credit facilities	$47,944	$22,137
Principal and interest collections on loans held in trust and prefunding amounts	159,257	57,994
Customer escrow accounts	1,466	3,684

Total	$208,667	$83,815

As of December 31, 2012, the Company had the ability to use $107.6 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	($ in thousands)
Investments in debt securities—gross	$25,298	$25,298
Unamortized discount	(4,322)	(4,548)

Investments in debt securities—amortized cost	$20,976	$20,750

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2012 and 2011 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2012:
Collateralized loan obligations	$20,976	$1,105	$(954)	$21,127

	$20,976	$1,105	$(954)	$21,127

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2011:
Collateralized loan obligations	$20,750	$0	$(2,933)	$17,817

	$20,750	$0	$(2,933)	$17,817

The Company did not sell any debt securities during 2012, 2011 or 2010.

The Company did not record any net Other Than Temporary Impairment charges during 2012, 2011 or 2010.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$13,247	$13,247
Amortized cost	0	14,201	14,201

Unrealized loss	$0	$954	$954

	December 31, 2011
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	5	0	5
Fair value	$17,817	$0	$17,817
Amortized cost	20,750	0	20,750

Unrealized loss	$2,933	$0	$2,933

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2012 and 2011 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2012, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2012 and 2011 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	December 31, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years	20,976	21,127	20,750	17,817

Total	$20,976	$21,127	$20,750	$17,817

Note 7. Fixed Assets

	December 31,
	2012	2011
	($ in thousands)
Leasehold improvements	$1,647	$1,621
Non-depreciable assets	20	20
Furniture and equipment	767	595
Software	367	364

	2,801	2,600
Less: Accumulated depreciation and amortization	2,368	1,860

	$433	$740

Depreciation expense for 2012, 2011 and 2010 was $0.5 million, $0.2 million and $0.1 million, respectively.

Note 8. Borrowings

Credit Facilities

As of December 31, 2012 the Company had five credit facilities: (i) a $150.0 million revolving credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) to fund leveraged finance loans, (ii) a $150 million credit facility with DZ Bank to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination, and (v) a $175 million credit facility with Wells Fargo to fund leveraged finance loans.

The Company had a $50.0 million credit facility agreement with NATIXIS which matured on December 31, 2012 and was terminated in accordance with its terms.

The Company also has a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $108.6 million and unamortized deferred financing fees of $2.2 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum, which was 2.45% at December 31, 2012. This credit facility has a reinvestment period ending on August 16, 2013 and is scheduled to mature on February 16, 2019. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

The Company has a $150.0 million credit facility with DZ Bank that had an outstanding balance of $83.7 million and unamortized fees of $1.0 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. On December 7, 2012, the Company entered into an amendment to this credit facility which among other things decreased the commitment amount from $225.0 million to $150.0 million through April 23, 2013, establishes a step down in the commitment amount to from $150.0 million to $125.0 million on and after April 24, 2013, and extended the maturity date to June 30, 2015.

On December 7, 2012, the Company entered into a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $37.7 million and unamortized deferred financing fees of $0.5 million as of December 31, 2012. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility is scheduled to mature on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

On November 16, 2012, the Company entered into a note purchase agreement with Wells Fargo. Under the terms of the note purchase agreement, Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility is scheduled to mature on November 16, 2016 subject to early termination or extension. The terms of the note purchase agreement are substantially similar to the terms of the note purchase agreement the Company entered into on January 25, 2011 with Wells Fargo. The note purchase agreement entered into on January 25, 2011 was terminated concurrently with the entering into the note purchase agreement on November 16, 2012. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of December 31, 2012, the Company had not drawn any amounts from this credit facility.

The Company also has a $175.0 million credit facility with Wells Fargo that had an outstanding balance of $0 and unamortized deferred financing fees of $3.6 million as of December 31, 2012. The facility provides for a revolving reinvestment period which was scheduled to end in January 2013 with a two-year amortization period. On November 5, 2012, the Company entered into an amendment to this credit facility which among other things increased the commitment amount from $150.0 million to $175.0 million, with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions, and extended the revolving period until November 5, 2015 and the maturity date to November 5, 2017. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2012, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum, which was 2.50% at December 31, 2012.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The credit facility, as amended, consists of a $25.0 million revolving note and a $100.0 million term note, which matures on August 31, 2016. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 7.00%.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, making certain types of acquisitions and repurchasing capital stock up to $10 million.

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of December 31, 2012, the Company had not drawn any amounts from the revolving note. As of December 31, 2012, unamortized deferred financing fees were $3.0 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayment of term loans made before January 27, 2013, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 3%. For any prepayment of term loans made during the period from January 28, 2013 to August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of December 31, 2012, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At December 31, 2012, the $116.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $147.8 million. At December 31, 2012, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, the Company repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated October 13, 2012 identified $74.7 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the October 13, 2012 report, the cumulative amount redirected was $19.1 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$28,093	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	14,341	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA+/Aa1/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	8,424	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	7,471	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$116,245

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes to the ratings shown above and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2012, the $243.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $287.2 million. At December 31, 2012, deferred financing fees were $0.7 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated December 13, 2012 identified $0 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the December 13, 2012 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$160,678	Libor +0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	21,504	Libor +0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	B+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC+/Ba1/BB

	$456,250	$243,432

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2012, the $498.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling

$552.8 million. At December 31, 2012, deferred financing fees were $2.1 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$318,105	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	77,389	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa3/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/Baa1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba1/BBB+

	$546,000	$498,787

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At December 31, 2012, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2012, deferred financing fees were $3.6 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied. The Company may have future defaults in the 2012-2 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2012	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor +6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2012 were as follows:

	Credit facilities	Term debt(1)	Total
	($ in thousands)
2013	$0	$0	$0
2014	0	0	0
2015	121,342	0	121,342
2016	0	100,000	100,000
2017	0	0	0
Thereafter	108,599	1,121,764	1,230,363

Total	$229,941	$1,221,764	$1,451,705

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 9. Repurchase Agreement

Loans sold under agreements to repurchase	Year Ended December 31, 2012	Period from June 7, 2011 to December 31, 2011
	($ in thousands)
Outstanding at end of period	$30,583	$64,868
Maximum outstanding at any month end	60,500	68,000
Average balance for the period	48,817	66,872
Weighted average rate at end of period	5.21%	5.28%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.21% as of December 31, 2012. As of December 31, 2012, unamortized deferred financing fees were $1.1 million and the outstanding balance was $30.6 million. During 2012, the Company made principal payments totaling $34.3 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

Note 10. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 were as follows:

($ in thousands)
2013	$1,083
2014	1,002
2015	1,007
2016	1,092
2017	898
Thereafter	1,945

Rent expense was $1.4 million, $1.7 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Early in 2005 the Company entered into a sale lease-back transaction for a significant portion of its office furniture and selected equipment. The rents on this transaction are included in the above amounts.

As of December 31, 2012, the Company’s office space lease at its corporate headquarters in Boston, MA was scheduled to terminate on February 28, 2013. Subsequent to December 31, 2012, the Company extended the termination date of its lease at its corporate headquarters in Boston, MA to February 28, 2020.

Note 11. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2012 and 2011, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2012		December 31, 2011
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	49,311	145,000	49,346

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

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2012, the Company had not repurchased any shares of its common stock under the program.

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

During 2012, the Company issued 203,774 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 48,714 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for 2012 and 2011 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of January 1, 2011	3,647,141	$25,397
Granted	77,115	784
Vested	(698,502)	(5,852)
Forfeited	(74,675)	(539)

Non-vested as of December 31, 2011	2,951,079	19,790
Granted	252,488	2,722
Vested	(771,532)	(2,604)
Forfeited	(13,175)	(98)

Non-vested as of December 31, 2012	2,418,860	$19,810

The Company’s compensation expense related to its restricted stock was $6.4 million, $6.4 million and $6.0 million for 2012, 2011 and 2010, respectively. The unrecognized compensation cost of $3.3 million at December 31, 2012 is expected to be recognized over approximately the next three years.

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

Stock option activity for 2012 and 2011 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2011	5,959,736	5.15	5
Granted	107,500	10.16	6
Exercised	(51,464)	4.85	4
Forfeited	(74,169)	11.12	5

Outstanding as of December 31, 2011	5,941,603	5.17	4
Granted	0	0	0
Exercised	(234,450)	5.96	3
Forfeited	(88,334)	11.34	5

Outstanding as of December 31, 2012	5,618,819	5.03	3

Vested or expected to vest as of December 31, 2012	5,442,856	4.93	3

Exercisable as of December 31, 2012	5,442,856	4.93	3

The Company did not grant any options during 2012. For the year ended December 31, 2011, the weighted average grant date fair value of options granted was $5.18. As of December 31, 2012, the total unrecognized compensation cost related to nonvested options granted was $0.1 million. This cost is expected to be recognized over a weighted average period of less than one year. During 2012, 2011 and 2010, the Company recognized compensation expense of $0.8 million, $2.4 million and $3.4 million, respectively related to its stock options.

We use the Black-Scholes weighted average option-pricing model to estimate the fair value of each stock option grant on its grant date. The weighted average assumptions used in this model for the year ended December 31, 2011 were as follows:

2011
Expected volatility (1)	63.50%
Expected dividends (2)	0
Risk-free interest rate (3)	2.09
Expected life (4)	4.24

1.	The expected volatility is based on a study of the Company’s peers.
2.	We do not expect to pay any dividends during the life of these stock options.
3.	The risk-free interest rate is the zero coupon, U.S. Treasury rate at the time of the grant based on the expected life of the options.
4.	The expected life is determined using the simplified method.

Note 12. Income Per Share

The computations of basic and diluted income per share for the periods ended December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Numerator:
Net income	$23,977	$14,148	$10,232
Denominator:
Denominator for basic income per common share	47,370	48,106	49,449

Denominator:
Denominator for diluted income per common share	47,370	48,106	49,449
Potentially dilutive securities—options	3,284	2,820	1,099
Potentially dilutive securities—restricted stock	2,000	2,000	2,000
Potentially dilutive securities—warrants	79	0	0

Total weighted average diluted shares	52,733	52,926	52,548

The dilutive effect of warrants to purchase common stock totaling 1,452,656, was not included in the computation of diluted earnings per share for 2011 and 2010 due to the fact that the results would be anti-dilutive.

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

At December 31, 2012, the Company had $245.5 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $200.5 million and unfunded commitments related to delayed draw term loans were $37.8 million. $7.2 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $200.5 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2012, the Company categorized $145.1 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2012, the Company had $55.3 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2012, revolver usage averaged approximately 50%, which is in line with the average of 48% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2012, revolving commitments decreased $15.6 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2012, delayed draw credit facility commitments decreased $23.3 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at December 31, 2012 and 2011.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2012	2011
	($ in thousands)
Unused lines of credit	$245,483	$252,288
Standby letters of credit	4,497	6,462
Interest rate mitigation products (notional)	0	0

Note 14. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2012	2011	2010
	($ in thousands)
Current tax expense (benefit):
Federal	$9,756	$6,047	$(2,229)
State	3,164	2,162	826

Total current	12,920	8,209	(1,403)

Deferred tax expense (benefit):
Federal	3,311	1,545	8,269
State	769	(281)	265
Change in valuation allowance	0	(70)	(196)

Total deferred	4,080	1,194	8,338

Income tax expense	$17,000	$9,403	$6,935

The Company’s effective tax rate for 2012 reflects the impact of tax filing in additional states and changes in the tax rate on cumulative temporary differences. The Company’s tax rate for 2010 reflects the impact of nondeductible compensation expenses incurred in connection with its initial public offering and the impact of a related discrete item resulting from vesting events in those respective periods.

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2012	2011	2010
	($ in thousands)
Federal statutory rate	$14,342	$8,243	$6,009
State income taxes, net of federal tax benefit	2,556	1,223	709
Equity compensation	0	0	341
Other	102	7	72
State valuation allowance	0	(70)	(196)

	$17,000	$9,403	$6,935

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2012 and 2011, components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$24,870	$27,224
Capitalized startup costs	134	144
Other	405	576
Capital loss carryforward	1,216	82
Securities fair value adjustments	5	1,364
Equity compensation	14,148	13,007
Equity positions	862	3,594
Mark-to-market loans	0	0
Accrued bonus	4,483	3,942
Income from non-performing assets	4,269	5,469
Other real estate owned	165	0

Gross deferred tax asset	50,557	55,402

Deferred tax liability:
Prepaid expenses	1,373	899
Mark-to-market loans	113	487
Deferred loan costs	2,109	1,821
Cancellation of term debt income	2,964	2,964
Gain on acquired loans	603	1,319
Equipment leasing	932	10

Gross deferred tax liability	8,094	7,500

Net deferred tax asset	$42,463	$47,902

As of December 31, 2012 and 2011, we had net deferred tax assets of $42.5 million and $47.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2012. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of December 31, 2012. As of December 31, 2012, our deferred tax asset was primarily comprised of $24.9 million related to our allowance for credit losses and $14.1 million related to equity compensation.

At December 31, 2012 and 2011, the Company did not have any significant unrecognized tax benefits and there have been no material changes. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2012, the Company’s tax returns for the years ended 2011, 2010, 2009, 2008, and 2007 remain subject to examination by the Internal Revenue Service and state tax authorities.

Note 15. Fair Value

ASC 820, Fair Value Measurements (“ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1— inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

Investments in debt securities, available-for-sale

Investments in debt securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of investments in debt securities is based on third party pricing services or by using internally developed financial models. For securities in less liquid markets where there is limited activity and little transparency around broker quotes used to value such securities, the Company classifies securities valued using broker quotes as level 3. If quoted prices are not available, then fair value is estimated by using internally developed financial models. These securities are not actively traded and require a private sale, and the valuation involves application of significant management judgment. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions. Such securities are classified as level 3, as the valuation models are based on significant inputs that are unobservable in the market.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. If it is probable that payment of interest and principal on a loan will not be made in accordance with the contractual terms of the loan agreement, then it is considered impaired. Once a loan is identified as individually impaired, management measures the amount of impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral equals or exceeds the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as level 3.

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

The Company also holds a portfolio of warrants for generally non-marketable equity securities, which are carried at $0 as of December 31, 2012. These warrants are primarily from non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as level 3.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$21,127	$21,127

Total assets recorded at fair value on a recurring basis	$0	$0	$21,127	$21,127

Nonrecurring Basis:
Loans, net	$0	$0	$99,500	$99,500
Loans held-for-sale, net	29,782	0	21,820	51,602
Other real estate owned	0	0	13,012	13,102

Total assets recorded at fair value on a nonrecurring basis	$29,782	$0	$134,332	$164,204

At December 31, 2012, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At December 31, 2012, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2012, the Company recorded a $10.3 million of specific provision for credit losses related to “Loans, net” measured at fair value.

At December 31, 2012, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF and to other third parties. The fair values of the loans are based on contractual selling prices, quoted market prices, cost, or third party appraisals.

At December 31, 2012, “Other real estate owned” consisted of two commercial real estate properties. The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2012.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,127	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	99,500	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Other real estate owned	13,012	Market comparables	Cost to sell	3% - 7%

		Valuation model	Marketability discount	10% - 20%
Total:	$133,639

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during 2012 and 2011 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during 2012 and 2011.

For the year ended December 31, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	226
Included in other comprehensive income	3,084
Purchases	0
Issuances	0
Settlements	0

Balance as of December 31, 2012	$21,127

For the year ended December 31, 2011:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2010	$4,014
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(2,777)
Purchases	20,727
Issuances	—
Settlements	(4,147)

Balance as of December 31, 2011	$17,817

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$27,212	$27,212	$18,468	$18,468
Restricted cash	208,667	208,667	83,815	83,815
Loans held-for-sale	51,602	51,602	38,278	38,278
Loans and leases, net	1,720,789	1,751,939	1,699,187	1,660,524
Investments in debt securities available-for-sale	21,127	21,127	17,817	17,817
Other assets	7,771	7,771	7,370	7,370
Financial liabilities:
Credit facilities	$229,941	$229,941	$214,711	$214,711
Term debt	1,221,764	1,173,635	1,073,105	973,036
Repurchase agreements	30,583	30,102	64,868	63,779

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale, investments in debt securities available-for-sale, and credit facilities.

	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,621,289	$1,652,439	$0	$0	$1,652,439
Financial liabilities:
Term debt	1,221,764	1,173,635	0	1,173,635	0
Repurchase agreements	30,583	30,102	0	30,102	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts approximate fair value because of the short maturity of these instruments.

Loans held-for-sale, net: The fair values are based on quoted prices, where available, cost, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions.

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

Note 16. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2012, 2011 and 2010 was $0.7 million, $0.6 million and $0.5 million, respectively.

Note 17. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For 2012 and 2011, the Fund’s asset management fees were $3.0 million and $2.6 million, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At December 31, 2012, the loan balance outstanding and amount of committed funds were $4.6 million and $6.6 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At December 31, 2012, the loan balance outstanding and amount of committed funds were $13.2 million and $12.2 million, respectively.

Note 18. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2012 and 2011 is shown in the following table.

	For the three months ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands)
Summary Results of Operations Data:
Interest income	$33,000	$30,812	$30,611	$29,522	$30,877	$29,500	$28,315	$26,988
Interest expense	8,984	9,074	9,180	8,353	7,371	10,683	8,357	8,542

Net interest income	24,016	21,738	21,431	21,169	23,506	18,817	19,958	18,446
Provision for credit losses	5,899	3,712	159	2,881	4,314	4,408	2,337	6,253

Net interest income after provision for credit losses	18,117	18,026	21,272	18,288	19,192	14,409	17,621	12,193
Total non-interest income (loss)	3,795	3,186	1,805	2,785	1,894	3,404	(750)	(481)
Total operating expenses	11,569	10,675	13,358	10,695	11,068	11,896	10,818	10,149

Income before income taxes	10,343	10,537	9,719	10,378	10,018	5,917	6,053	1,563
Income tax expense	4,131	4,471	4,102	4,296	3,650	2,508	2,607	637

Net income	$6,212	$6,066	$5,617	$6,082	$6,368	$3,409	$3,446	$926

Net income per share :
Basic	$0.13	$0.13	$0.12	$0.13	$0.13	$0.07	$0.07	$0.02
Diluted	0.12	0.11	0.11	0.12	0.12	0.06	0.06	0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 63 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2013 (the “2012 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	58	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	56	Chief Investment Officer and Director
John K. Bray	56	Chief Financial Officer
Robert T. Clemmens	60	Chief Credit Officer
David R. Dobies	47	Co—Head—Leveraged Finance Origination
Patrick F. McAuliffe	55	Co—Head—Leveraged Finance Origination
John J. Frishkopf	49	Treasurer / Head – Asset Management

Timothy J. Conway, 58, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 56, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 56, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

Robert T. Clemmens, 60, has served as a Managing Director of the Company since our inception in 2004 and serves as Chief Credit Officer. He is a member of the firm’s Management and Underwriting Committees. Mr. Clemmens has over 35 years of banking experience in Canada, the United Kingdom and the United States, focused on credit and risk management. From October 2002 to February 2004, Mr. Clemmens was at Tacitus Capital Management, a hedge fund, where he most recently served as Executive Vice President concentrating on fixed income research. He spent the majority of his career with Barclays Bank Plc (and its subsidiaries), where he held various positions of increasing leadership and executive management responsibility. Most recently, he served as Managing Director and Head of Risk for the Americas with primary responsibility for group-wide credit and market risk across the Americas. He was a member of the U.S. Executive Management Committee,

Chairman of the Credit Committee and a voting member of the Group Credit Committee. He also served as a member of the Credit Risk Committee of the Counterparty Risk Management Policy Group formed by a consortium of financial institutions following the collapse of Long-Term Capital Management and, as a member of the Risk Management Committee of the Bond Market Association. Mr. Clemmens received his Bachelor of Commerce degree from Laurentian University and his masters in business administration from the Schulich School of Business at York University.

David R. Dobies, 47, has served as a Managing Director and Head of our Leveraged Finance Origination group since our inception in 2004. From 1995 to 2004, Mr. Dobies served in various capacities at FleetBoston Financial Corporation or its predecessors, most recently as Managing Director and Head of the Media, Entertainment and Sports Finance syndication businesses. Mr. Dobies received his undergraduate degree from Villanova University and his masters in business administration from the William E. Simon School of Business at the University of Rochester.

Patrick F. McAuliffe, 55, has served as a Managing Director of the Company since 2005 and Co-Head of its Middle Market lending division since 2012. He also serves as a member of the firm’s Management Committee. Prior to joining NewStar Financial in April 2005, he was a Regional Executive in Bank of America’s Metro New York Region, and prior to the merger of FleetBoston Financial and Bank of America, Mr. McAuliffe held numerous positions at FleetBoston Financial between 1984-2004.

John J. Frishkopf, 49, has served as a Managing Director of the Company, Treasurer and Head of Asset Management since 2004. He also serves as a member of the firm’s Management and Underwriting Committees. Prior to joining the Company, he was a Managing Director of Milford Associates, LLC, a turnaround and corporate restructuring advisory firm, which he founded in 1999. In 1992, he co-founded Benson Oak & Company an investment banking boutique operating in the Czech and Slovak Republics. Prior to Benson Oak, he was a vice president at Citicorp’s North American Investment Banking and International Corporate Finance Division where he spent five years working in capital markets, originating, structuring and placing loan and private placement transactions.

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

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2013 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2013 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2013 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2013 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 62 of this report.

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

NEWSTAR FINANCIAL, INC.

Date:	March 1, 2013	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2013

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ CHARLES N. BRALVER Charles N. Bralver	Director	March 1, 2013

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 1, 2013

/s/ BRIAN L.P. FALLON Brian L.P. Fallon	Director	March 1, 2013

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 1, 2013

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 1, 2013

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 1, 2013

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 1, 2013

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as Issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

4(d)(6)	Indenture, dated as of December 18, 2012, by and between NewStar Commercial Loan Funding 2012-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(a)(1)	Lease, dated as of August 18, 2004, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease, dated as of March 26, 2005, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10.3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(a)(3)	Sublease between Massachusetts Financial Services Company, as Tenant, and the Company, as Sub-tenant, dated February 1, 2007.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(i)	Amendment No. 7 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Previously filed as Exhibit 10(b)(1)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(j)	Amendment No. 8 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Previously filed as Exhibit 10(b)(1)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(1)(l)	Amendment No. 10 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Previously filed as Exhibit 10(b)(1)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(m)	Second Amended and Restated Sale and Servicing Agreement, dated as of April 18, 2008, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(1)(n)	Amendment No. 1 to the Second Amended and Restated Sale and Servicing Agreement, dated as of December 30, 2008.	Previously filed as Exhibit 10(b)(1)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(1)(o)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 20, 2009 and incorporated herein by reference.

10(b)(1)(p)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 27, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(q)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 17, 2009 and incorporated herein by reference.

10(b)(1)(r)	Fourth Amended and Restated Sale and Servicing Agreement, dated as of July 12, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 14, 2011 and incorporated herein by reference.

10(b)(1)(s)	First Amendment to the Fourth Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 8, 2011 and incorporated herein by reference.

10(b)(1)(t)	Fifth Amended and Restated Loan and Servicing Agreement, dated as of November 5, 2012, by and among NewStar CP Funding LLC, NewStar Financial, Inc., Wells Fargo Bank, National Association, each of the institutional lenders, conduit lenders, and agents party thereto as lenders, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 6, 2012 and incorporated herein by reference.

10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(3)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Collateral Manager, IXIS Financial Products Inc., as Administrative Agent and Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(a)	Amended and Restated Secured Loan and Servicing Agreement, dated as of May 21, 2010, by and among NewStar Short-Term Funding LLC, as Borrower, the Company, as originator and servicer, MMP-7 Funding, LLC, as Lender, NATIXIS Financial Products Inc., as administrative agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010, and incorporated herein by reference.

10(b)(4)(b)	Amended and Restated Guaranty Agreement, dated as of May 4, 2010 by the Company in favor or NATIXIS Financial Products Inc. for the benefit of the secured parties under the Secured Loan and Servicing Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 6, 2010, and incorporated herein by reference.

10(b)(4)(c)	First Amendment to the Amended and Restated Secured Loan and Servicing Agreement, dated May 18, 2011, by and among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding, LLC, NATIXIS Financial Products LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on August 3, 2011, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(4)(d)	Second Amendment to Amended and Restated Secured Loan and Servicing Agreement, dated as of January 27, 2012, by and among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding, LLC, NATIXIS Financial Products LLC, and U.S. Bank National Association.	Filed herewith.

10(b)(4)(e)	Third Amendment to Amended and Restated Secured Loan and Servicing Agreement, dated as of May 18, 2012, by and among the Company, NewStar Short-Term Funding LLC, MMP-7 Funding, LLC, NATIXIS Financial Products LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 22, 2012 and incorporated herein by reference.

10(b)(5)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Investor, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(5)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(5)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company, as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(7)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer.	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(c)	First Omnibus Amendment to the Note Purchase Agreement, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(d)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(7)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(7)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Previously filed as Exhibit 10(b)(7)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(7)(i)	Note Purchase Agreement, dated as of November 19, 2008, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, Citicorp North America, Inc., as Note Purchaser Agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto.	Previously filed as Exhibit 10(b)(7)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(j)	Amended and Restated Sale and Servicing Agreement, dated as of November 19, 2008, among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc., as Backup Servicer.	Previously filed as Exhibit 10(b)(7)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(7)(k)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of November 3, 2009.	Previously filed as Exhibit 10(b)(7)(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(7)(l)	Third Omnibus Amendment, dated as of March 19, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 23, 2010 and incorporated herein by reference.

10(b)(7)(m)	Fourth Omnibus Amendment, dated November 16, 2010.	Previously filed as Exhibit 10(b)(7)(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(n)	Fifth Omnibus Amendment, dated November 22, 2010.	Previously filed as Exhibit 10(b)(7)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(o)	Sixth Omnibus Amendment, dated December 15, 2010	Previously filed as Exhibit 10(b)(7)(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(7)(p)	Seventh Omnibus Amendment, dated as of January 31, 2011.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(7)(q)	Eighth Omnibus Amendment, dated as of February 7, 2011.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(7)(r)	Omnibus Amendment, dated as of February 14, 2011.	Previously filed as Exhibit 10(b)(3) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

10(b)(8)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(8)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(9)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(9)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(10)(a)	Loan and Servicing Agreement dated as of November 7, 2007 by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and Servicer, Deutsche Bank AG, New York Branch, as the Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Previously filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(10)(b)	First Amendment to the Loan and Servicing Agreement, dated as of May 6, 2008.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(10)(c)	Omnibus Amendment to the Loan and Servicing Agreement, dated as of January 15, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 22, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(11)(a)	Revolving Note dated January 5, 2010, executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(b)	Note Agreement dated as of January 5, 2010, by and among the Company, Fortress Credit Corp., as Administrative Agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(c)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Previously filed as Exhibit 10(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(11)(d)	Amended and Restated Note Agreement, dated as of August 31, 2010 by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 7, 2010 and incorporated herein by reference.

10(b)(11)(e)	Subsidiary Guaranty dated as of January 5, 2010, by NewStar California, LLC, NewStar Asset Management, LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(f)	Joinder Agreement dated as of March 31, 2010 to the Subsidiary Guaranty dated January 5, 2010 by Alameda NS Four Holding, LLC.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(11)(g)	Pledge and Security Agreement dated as of January 5, 2010, by and between the Company, NewStar California, LLC, NewStar Asset Management, LLC NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(11)(h)	Supplement No. 1 dated as of March 31, 2010 to the Pledge and Security Agreement, among the Company, its subsidiary guarantors and Fortress Credit Corp.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(11)(i)	First Amendment to Amended and Restated Note Agreement, dated as of January 27, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 31, 2012 and incorporated herein by reference.

10(b)(11)(j)	Consent and Second Amendment to Amended and Restated Note Agreement, dated as of November 5, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(11)(k)	Third Amendment to Amended and Restated Note Agreement, dated as of December 4, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

10(b)(12)(a)	Sale and Servicing Agreement dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as the Originator and the Servicer, U.S. Bank, National Association, as the Trustee, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10(b)(12)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(12)(b)	Commercial Loan Sale Agreement dated as of January 7, 2010, by and between the Company, as the Originator and NewStar Commercial Loan LLC 2009-1, as Trust Depositor.	Previously filed as Exhibit 10(b)(12)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(12)(c)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1.	Previously filed as Exhibit 10(b)(12)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(13)(a)	Second Amended and Restated Revolving Credit Agreement among the Company, Core Business Credit, LLC, Core Business Funding LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and US. Bank National Association, dated as of November 1, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(13)(b)	Third Amended and Restated Revolving Credit Agreement, dated as of December 7, 2012, by and among NewStar Business Credit, LLC, NewStar Financial, Inc., NewStar Business Funding 2010-1, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2012 and incorporated herein by reference.

10(b)(13)(c)	Performance Guaranty made by the Company in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, dated as of November 1, 2010.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(13)(d)	Amended and Restated Purchase and Contribution Agreement between Core Business Credit, LLC and Core Business Funding, LLC, dated as of November 1, 2010.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(14)(a)	Note Purchase Agreement, dated as of January 25, 2011, by and among the Company, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(14)(b)	Purchase and Sale Agreement, dated as of January 25, 2011, between NewStar Equipment Finance I, LLC and the Company.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(15)(a)	Master Repurchase Agreement, dated as of June 7, 2011, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)(15)(b)	Guaranty Agreement, dated as of June 7, 2011, by the Company in favor of Macquarie Bank Limited.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)(16)	Note Purchase Agreement, dated as of November 16, 2012, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 16, 2012 and incorporated herein by reference.

10(b)(17)	Revolving Credit and Security Agreement, dated as of February 16, 2012, by and among NewStar Commercial Funding 2012-1 LLC, the lenders from time to time party hereto, Natixis, New York Branch, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 21, 2012 and incorporated herein by reference.

10(b)(18)	Loan and Security Agreement, dated as of December 7, 2012, by and among NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2012 and incorporated herein by reference.

10(b)(19)(a)	Master Loan Sale Agreement, dated as of December 18, 2012, by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2012-2 LLC, as Depositor and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(b)(19)(b)	Collateral Management Agreement, dated as of December 18, 2012, by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(c)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(d)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(d)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)	Form of Restated Tier I Employment Agreement dated as of December 11, 2009, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(e)(2)	Form of Restated Tier II Employment Agreement dated as of December 11, 2009, between the Company, and each of its executive officers (excluding the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer).*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(f)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(g)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(h)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(i)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(i)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(k)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(l)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

10.1 INS	XBRL Instance Document**	Filed herewith.

10.1 SCH	XBRL Taxonomy Extension Schema Document**	Filed herewith.

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Filed herewith.

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Filed herewith.

10.1 LAB	XBRL Taxonomy Extension Label Linkbase Document**	Filed herewith.

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.