Form 10-Q
period 2013-03-31
NewStar Financial, Inc.
filed 2013-05-01
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 49,425,389 shares of common stock, par value of $0.01 per share, were outstanding.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$27,581	$27,212
Restricted cash	140,969	208,667
Investments in debt securities, available-for-sale	21,546	21,127
Loans held-for-sale, net	59,517	51,602
Loans, net	1,748,454	1,720,789
Deferred financing costs, net	17,858	19,064
Interest receivable	8,626	9,003
Property and equipment, net	345	433
Deferred income taxes, net	40,895	42,463
Income tax receivable	1,724	4,311
Other assets	28,251	52,399

Total assets	$2,095,766	$2,157,070

Liabilities:
Credit facilities	$213,859	$229,941
Term debt	1,196,124	1,221,764
Repurchase agreements	30,194	30,583
Accrued interest payable	4,543	3,330
Accounts payable	1,186	404
Other liabilities	47,207	76,231

Total liabilities	1,493,113	1,562,253

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2013 and 2012;
Shares outstanding 49,442,722 in 2013 and 49,311,008 in 2012	494	493
Additional paid-in capital	647,983	646,299
Accumulated deficit	(14,572)	(20,726)
Common stock held in treasury, at cost $0.01 par value; 3,663,685 in 2013 and 3,646,290 in 2012	(31,486)	(31,243)
Accumulated other comprehensive income (loss), net	234	(6)

Total stockholders’ equity	602,653	594,817

Total liabilities and stockholders’ equity	$2,095,766	$2,157,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2013	2012
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$30,140	$29,522
Interest expense	9,187	8,353

Net interest income	20,953	21,169
Provision for credit losses	718	2,881

Net interest income after provision for credit losses	20,235	18,288

Non-interest income:
Fee income	358	1,255
Asset management income – related party	727	743
Loss on derivatives	(41)	(15)
Gain (loss) on sale of loans	27	(450)
Other income	2,032	1,252

Total non-interest income	3,103	2,785

Operating expenses:
Compensation and benefits	8,880	7,202
General and administrative expenses	4,031	3,493

Total operating expenses	12,911	10,695

Income before income taxes	10,427	10,378
Income tax expense	4,273	4,296

Net income	$6,154	$6,082

Basic income per share	$0.13	$0.13
Diluted income per share	0.12	0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Net Income	$6,154	$6,082
Other comprehensive income, net of tax:
Net unrealized securities gains, net of tax expense of $146 and $473, respectively	216	692
Net unrealized derivative gains, net of tax expense of $21 and $38, respectively	24	37

Other comprehensive income	240	729

Comprehensive income	$6,394	$6,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$594,817
Net income	0	0	6,154	0	0	6,154
Other comprehensive income	0	0	0	0	240	240
Issuance of restricted stock	1	(1)	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(243)	0	(243)
Tax benefit from vesting of restricted common stock awards	0	88	0	0	0	88
Amortization of restricted common stock awards	0	1,530	0	0	0	1,530
Amortization of stock option awards	0	67	0	0	0	67

Balance at March 31, 2013	$494	$647,983	$(14,572)	$(31,486)	$234	$602,653

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
Balance at January 1, 2012	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$563,762
Net income	0	0	6,082	0	0	6,082
Other comprehensive income	0	0	0	0	729	729
Issuance of restricted stock	1	(1)	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(37)	0	(37)
Tax benefit from vesting of restricted common stock awards	0	(6)	0	0	0	(6)
Repurchase of common stock	(2)	2	0	(1,831)	0	(1,831)
Amortization of restricted common stock awards	0	1,473	0	0	0	1,473
Amortization of stock option awards	0	423	0	0	0	423

Balance at March 31, 2012	$493	$637,280	$(38,621)	$(27,288)	$(1,269)	$570,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$6,154	$6,082
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	718	2,881
Depreciation and amortization and accretion	(1,819)	(1,784)
Amortization of debt issuance costs	1,405	1,024
Equity compensation expense	1,597	1,896
Loss (gain) on sale of loans	(27)	450
Gain on repurchase of debt	0	(946)
Losses (gains) from equity method investments	(837)	203
Net change in deferred income taxes	1,568	(113)
Loans held-for-sale originated	(26,752)	(32,721)
Proceeds from sale of loans held-for-sale	18,837	33,054
Net change in interest receivable	377	800
Net change in other assets	27,617	(5,568)
Net change in accrued interest payable	1,213	112
Net change in accounts payable and other liabilities	(28,427)	(5,635)

Net cash provided by (used in) operating activities	1,624	(265)

Cash flows from investing activities:
Net change in restricted cash	67,698	(21,136)
Net change in loans	(26,480)	(75,547)
Acquisition of property and equipment	(8)	(110)

Net cash provided by (used in) investing activities	41,210	(96,793)

Cash flows from financing activities:
Proceeds from exercise of stock options	0	108
Tax benefit (expense) from vesting of restricted stock	88	(6)
Borrowings on credit facilities	177,573	163,242
Repayment of borrowings on credit facilities	(193,655)	(58,301)
Borrowings on term debt	5,000	74,900
Repayment of borrowings on term debt	(30,640)	(77,007)
Repayment of borrowings on repurchase agreements	(389)	(2,181)
Payment of deferred financing costs	(199)	(2,907)
Purchase of treasury stock	(243)	(1,868)

Net cash provided by (used in) financing activities	(42,465)	95,980

Net increase (decrease) in cash during the period	369	(1,078)
Cash and cash equivalents at beginning of period	27,212	18,468

Cash and cash equivalents at end of period	$27,581	$17,390

Supplemental cash flows information:
Interest paid	$7,975	$8,241
Taxes paid	197	3,262
Increase in fair value of investments in debt securities	362	1,165
Transfer of loans to other real estate owned	0	9,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. The Company focuses primarily on the direct origination of bank loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. The Company’s marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. The Company’s emphasis on direct origination is an important aspect of its marketing and credit strategy because it provides direct access to customers’ management teams and enhances the Company’s ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows the Company to negotiate transaction terms directly with borrowers and, as a result, it has significant input into customers’ financial strategies and capital structures. The Company also participates in loans as a member of a lending group. The mix of the Company’s originations may vary from period to period. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including NewStar Arlington Fund LLC (“Arlington Fund”), a new credit fund managed by the Company formed in April 2013) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2013 loans held-for-sale were $59.7 million and consisted of leveraged finance loans to 14 borrowers which are intended to be sold to the Arlington Fund at an agreed upon price or to entities other than the Arlington Fund. Subsequent to March 31, 2013, the Company sold loans with an aggregate outstanding balance of $30.5 million to the Arlington Fund as intended.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2013 and December 31, 2012, loans held-for-sale consisted of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$60,114	$52,120

Gross loans	60,114	52,120
Deferred loan fees, net	(597)	(518)

Total loans, net	$59,517	$51,602

The Company sold one loan with an outstanding balance of $7.5 million for a gain of $0.03 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) or the Arlington Fund during the three months ended March 31, 2013. The Company sold two loans with an aggregate outstanding balance of $9.7 million for a loss of $0.5 million to entities other than the NCOF during the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, loans and leases consisted of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$1,466,837	$1,422,415
Business Credit	204,649	196,952
Real Estate	148,883	177,478

Gross loans and leases	1,820,369	1,796,845
Deferred loan fees, net	(26,759)	(26,420)
Allowance for loan and lease losses	(45,156)	(49,636)

Total loans and leases, net	$1,748,454	$1,720,789

As of March 31, 2013 and December 31, 2012, Equipment Finance leases totaled $24.9 million and $17.3 million, respectively, and are included in the Business Credit balances.

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of March 31, 2013, $245.1 million of the Company’s loans were classified as “Criticized”, including $202.9 million of the Company’s impaired loans, and $1.6 billion were classified as “Pass”. As of December 31, 2012, $267.2 million of the Company’s loans were classified as “Criticized”, including $237.6 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

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

As of March 31, 2013, the Company had impaired loans with an aggregate outstanding balance of $306.2 million. Impaired loans with an aggregate outstanding balance of $257.2 million have been restructured and classified as TDR. As of March 31, 2013, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $8.7 million. Impaired loans with an aggregate outstanding balance of $76.3 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2013, the Company charged off $5.2 million of outstanding non-accrual loans. During the three months ended March 31, 2013, the Company placed one loan with an outstanding balance of $9.0 million as of March 31, 2013 on non-accrual status. During the three months ended March 31, 2013, the Company recorded $0.4 million of net specific provisions for impaired loans. At March 31, 2013, the Company had a $25.2 million specific allowance for impaired loans with an aggregate outstanding balance of $169.7 million. At March 31, 2013, additional funding commitments for impaired loans totaled $28.4 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2013, $37.9 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $25.2 million specific allowance for impaired loans was $1.6 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate fair value of $13.0 million as of March 31, 2013 and as of December 31, 2012.

As of December 31, 2012, the Company had impaired loans with an aggregate outstanding balance of $324.4 million. Impaired loans with an aggregate outstanding balance of $263.7 million have been restructured and classified as TDR. As of December 31, 2012, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $7.7 million. Impaired loans with an aggregate outstanding balance of $72.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2012, the Company charged off $19.1 million of outstanding non-accrual loans and recovered $1.6 million of previously charged-off impaired loan outstanding balances. During 2012, the Company took previously identified non-accrual loans with an aggregate outstanding balance of $16.2 million as of December 31, 2011 off non-accrual status and placed loans with an aggregate outstanding balance of $22.7 million as of December 31, 2012 on non-accrual status. During 2012, the Company recorded $16.7 million of net specific provisions for impaired loans. At December 31, 2012, the Company had a $30.2 million specific allowance for impaired loans with an aggregate outstanding balance of $192.1 million. At December 31, 2012, additional funding commitments for impaired loans totaled $33.6 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2012, $62.7 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $30.2 million specific allowance for impaired loans was $6.4 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
March 31, 2013
Leveraged Finance	$219,063	$288,426	$118,184	$100,879
Business Credit	1,821	2,720	0	1,821
Real Estate	85,338	91,266	51,554	33,784

Total	$306,222	$382,412	$169,738	$136,484

December 31, 2012
Leveraged Finance	$214,359	$277,702	$131,261	$83,098
Business Credit	1,821	2,652	0	1,821
Real Estate	108,188	117,054	60,871	47,317

Total	$324,368	$397,408	$192,132	$132,236

During the three months ended March 31, 2013 and 2012 the Company recorded net partial charge-offs of $5.2 million and $2.9 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
March 31, 2013
Collectively evaluated (1)	$1,247,774	$17,972	$202,828	$724	$63,545	$1,220
Individually evaluated (2)	219,063	17,822	1,821	0	85,338	7,418

Total	$1,466,837	$35,794	$204,649	$724	$148,883	$8,638

	Leveraged Finance		Business Credit		Real Estate
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
December 31, 2012
Collectively evaluated (1)	$1,208,056	$18,063	$195,131	$707	$69,290	$653
Individually evaluated (2)	214,359	21,578	1,821	0	108,188	8,635

Total	$1,422,415	$39,641	$196,952	$707	$177,478	$9,288

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.2 and 5.1 based on the Company’s internally developed 12 point scale at March 31, 2013 and December 31, 2012.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	March 31, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$61,089	$66,407
Business Credit	1,821	1,821
Real Estate	13,428	4,458

Total	$76,338	$72,686

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR. As of March 31, 2013, the Company had one troubled debt restructuring presented net of deferred loan fees against its gross outstanding balance.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at March 31, 2013 and December 31, 2012 is provided below:

	Group I	Group II
	($ in thousands)
March 31, 2013	$257,161	$151,819
December 31, 2012	$263,670	$145,328

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three months ended March 31, 2013 and 2012, the Company had partial charge-offs totaling $2.7 million and $0.5 million, respectively related to loans previously classified as TDR. As of March 31, 2013, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended March 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$0
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$0	$0	$8,976

For the Year Ended December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$21,668
Business Credit	0	0	0
Real Estate	47,544	47,544	0

Total	$69,734	$69,734	$21,668

The following sets forth a breakdown of troubled debt restructurings at March 31, 2013 and December 31, 2012:

As of March 31, 2013 ($ in thousands) Loan Type	Accrual Status				For the three months
	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$145,578	$54,907	$200,485	$17,192	$2,656
Business Credit	0	0	0	0	0
Real Estate	43,264	13,412	56,676	1,379	0

Total	$188,842	$68,319	$257,161	$18,571	$2,656

As of December 31, 2012 ($ in thousands) Loan Type	Accrual Status				For the year
	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$135,757	$57,703	$193,460	$18,475	$12,614
Business Credit	0	0	0	0	0
Real Estate	65,768	4,442	70,210	1,969	5,612

Total	$201,525	$62,145	$263,670	$20,444	$18,226

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
March 31, 2013
Leveraged Finance	$0	$31,605	$31,605	$1,435,232	$1,466,837	$0
Business Credit	0	1,821	1,821	202,828	204,649	0
Real Estate	0	4,452	4,452	144,431	148,883	0

Total	$0	$37,878	$37,878	$1,782,491	$1,820,369	$0

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2012
Leveraged Finance	$2,997	$55,277	$58,274	$1,364,141	$1,422,415	$21,003
Business Credit	0	1,821	1,821	195,131	196,952	0
Real Estate	0	4,458	4,458	173,020	177,478	0

Total	$2,997	$61,556	$64,553	$1,732,292	$1,796,845	$21,003

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(75)	17	359	301
Provision for credit losses—specific	1,399	0	(982)	417
Loans charged off, net of recoveries	(5,154)	0	(29)	(5,183)

Balance, end of period	$36,141	$724	$8,634	$45,499

Balance, end of period—specific	$17,822	$0	$7,418	$25,240

Balance, end of period—general	$18,319	$724	$1,216	$20,259

Average balance of impaired loans	$248,691	$2,698	$69,851	$321,240
Interest recognized from impaired loans	$3,752	$0	$750	$4,502

Loans and leases
Loans individually evaluated with specific allowance	$118,184	$0	$51,554	$169,738
Loans individually evaluated with no specific allowance	100,879	0	33,784	134,663
Loans acquired with deteriorating credit quality	0	1,821	0	1,821
Loans and leases collectively evaluated without specific allowance	1,247,774	202,828	63,545	1,514,147

Total loans and leases	$1,466,837	$204,649	$148,883	$1,820,369

	Three Months Ended March 31, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of year	$44,553	$374	$19,185	$64,112
Provision for credit losses—general	2,560	162	(1,409)	1,313
Provision for credit losses—specific	758	0	810	1,568
Loans charged off, net of recoveries	540	0	(3,404)	(2,864)

Balance, end of period	$48,411	$536	$15,182	$64,129

Balance, end of period—specific	$29,356	$0	$10,026	$39,382

Balance, end of period—general	$19,055	$536	$5,156	$24,747

Average balance of impaired loans	$248,504	$2,852	$79,364	$330,720
Interest recognized from impaired loans	$3,477	$0	$298	$3,775

Loans
Loans individually evaluated with specific allowance	$142,930	$0	$46,729	$189,659
Loans individually evaluated with no specific allowance	81,651	0	16,831	98,482
Loans acquired with deteriorating credit quality	0	2,095	0	2,095
Loans collectively evaluated without specific allowance	1,273,485	148,734	159,124	1,581,343

Total loans and leases	$1,498,066	$150,829	$222,684	$1,871,579

Included in the allowance for credit losses at March 31, 2013 and December 31, 2012 is an allowance for unfunded commitments of $0.3 million at each period end, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the three months ended March 31, 2013, the Company recorded a total provision for credit losses of $0.7 million. The Company decreased its allowance for credit losses to $45.5 million as of March 31, 2013 from $50.0 million at December 31, 2012. The Company had $5.2 million of net charge-offs of impaired loans with a specific allowance and reduced its allowance for credit losses by 28 basis points during the three months ended March 31, 2013, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 18% as of March 31, 2013 and 19% as of December 31, 2012.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of March 31, 2013 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Collections on loans pledged to credit facilities	$47,482	$47,944
Principal and interest collections on loans held in trust and prefunding amounts	92,536	159,257
Customer escrow accounts	951	1,466

Total	$140,969	$208,667

As of March 31, 2013, the Company had the ability to use $30.3 million of restricted cash to fund new or existing loans. At December 31, 2012, $78.6 million of restricted cash was designated to fund loans for the Company’s 2012-2 CLO, which were funded during the three months ended March 31, 2013.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Investments in debt securities - gross	$25,298	$25,298
Unamortized discount	(4,265)	(4,322)

Investments in debt securities - amortized cost	$21,033	$20,976

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2013 and December 31, 2012 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2013:
Collateralized loan obligations	$21,033	$1,104	$(591)	$21,546

	$21,033	$1,104	$(591)	$21,546

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2012:
Collateralized loan obligations	$20,976	$1,105	$(954)	$21,127

	$20,976	$1,105	$(954)	$21,127

The Company did not sell any debt securities during the three months ended March 31, 2013 and 2012.

The Company did not record any net Other-Than-Temporary Impairment charges during the three months ended March 31, 2013 and 2012.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	3	3
Fair value	$0	$10,707	$10,707
Amortized cost	0	11,298	11,298

Unrealized loss	$0	$591	$591

	December 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$13,247	$13,247
Amortized cost	0	14,201	14,201

Unrealized loss	$0	$954	$954

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at March 31, 2013 and December 31, 2012 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2013 and December 31, 2012 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	21,033	21,546	20,976	21,127

Total	$21,033	$21,546	$20,976	$21,127

Note 6. Borrowings

Credit Facilities

As of March 31, 2013 the Company had five credit facilities: (i) a $175 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $150.0 million revolving credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) to fund leveraged finance loans, (iii) a $150 million credit facility with DZ Bank to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund new equipment lease origination.

The Company has a $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $0 and unamortized deferred financing fees of $3.4 million as of March 31, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2013, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

The Company has a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $98.6 million and unamortized deferred financing fees of $2.1 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum, which was 2.36% at March 31, 2013. This credit facility has a reinvestment period ending on August 16, 2013 and matures on February 16, 2019. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

The Company has a $150.0 million credit facility with DZ Bank that had an outstanding balance of $80.4 million and unamortized fees of $1.1 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. The commitment amount under the credit facility is scheduled to decrease from $150.0 million to $125.0 million on and after April 24, 2013, and matures on June 30, 2015.

The Company has a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $34.9 million and unamortized deferred financing fees of $0.5 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of March 31, 2013, the Company had not drawn any amounts from this credit facility.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2013, the Company had not drawn any amounts from the revolving note. As of March 31, 2013, unamortized deferred financing fees were $2.8 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayment of term loans made before or on August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of March 31, 2013, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At March 31, 2013, the $90.9 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $122.4 million. At March 31, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, the Company repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2013 identified $74.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the January 13, 2013 report, the cumulative amount redirected was $19.8 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$11,320	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	5,778	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA+/Aa1/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	8,424	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	7,471	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$90,909

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes to the ratings shown above and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2013, the $243.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $287.2 million. At March 31, 2013, deferred financing fees were $0.5 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2013 identified $21.6 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the March 13, 2013 quarterly report, the entire $21.6 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$160,678	Libor +0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	21,504	Libor +0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	B+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC+/Ba1/BB

	$456,250	$243,432

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2013, the $498.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $552.5 million. At March 31, 2013, deferred financing fees were $1.9 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have defaults in the 2007-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$317,890	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	77,300	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa3/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/Baa1/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Ba1/BBB+

	$546,000	$498,483

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At March 31, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2013, deferred financing fees were $3.4 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied. The Company may have defaults in the 2012-2 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Interest rate	Original maturity	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor +6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	($ in thousands)
Outstanding at end of period	$30,194	$30,583
Maximum outstanding at any month end	30,416	60,500
Average balance for the period	30,398	48,817
Weighted average rate at end of period	5.20%	5.21%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of March 31, 2013. As of March 31, 2013, unamortized deferred financing fees were $1.1 million and the outstanding balance was $30.2 million. During the three months ended March 31, 2013, the Company made principal payments totaling $0.4 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2013 and December 31, 2012, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2013		December 31, 2012
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	49,443	145,000	49,311

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

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2013, the Company had not repurchased any shares of its common stock under the program.

Restricted Stock

During the three months ended March 31, 2013, the Company issued 148,373 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the three months ended March 31, 2013 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2012	2,418,860	$19,810
Granted	148,373	2,051
Vested	(55,267)	(563)
Forfeited	0	0

Non-vested as of March 31, 2013	2,511,966	$21,298

The Company recognized $1.5 million of compensation expense related to restricted stock during each of the three months ended March 31, 2013 and 2012. The unrecognized compensation cost of $3.6 million at March 31, 2013 is expected to be recognized over the next three years.

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

Stock option activity for the three months ended March 31, 2013 was as follows:

Options
Outstanding as of January 1, 2013	5,618,819
Granted	0
Exercised	(736)
Forfeited	0

Outstanding as of March 31, 2013	5,618,083

Vested as of March 31, 2013	5,442,953

Exercisable as of March 31, 2013	5,442,953

As of March 31, 2013, the total unrecognized compensation cost related to nonvested options granted was $0.03 million. This cost is expected to be recognized over a weighted average period of less than one year. During the three months ended March 31, 2013 and 2012, the Company recognized compensation expense related to its stock options of $0.1 million and $0.4 million, respectively.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Numerator:
Net income	$6,154	$6,082

Denominator:
Denominator for basic income per common share	47,357	47,374

Denominator:
Denominator for diluted income per common share	47,357	47,374
Potentially dilutive securities - options	3,587	2,835
Potentially dilutive securities - restricted stock	2,000	2,000
Potentially dilutive securities - warrants	312	0

Total weighted average diluted shares	53,256	52,209

Warrants to purchase common stock totaling 1,452,656 were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 due to the fact that the results would be anti-dilutive.

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

At March 31, 2013, the Company had $260.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $213.3 million and unfunded commitments related to delayed draw term loans were $38.9 million. $8.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $213.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2013, the Company categorized $155.0 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2013, the Company had $58.3 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2013, revolver usage averaged approximately 49%, which is in line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2013, revolving commitments increased $17.7 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2013, delayed draw credit facility commitments increased $0.8 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at March 31, 2013 and December 31, 2012.

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Unused lines of credit	$260,590	$245,483
Standby letters of credit	5,438	4,497
Interest rate mitigation products (notional)	0	0

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$21,546	$21,546

Total assets recorded at fair value on a recurring basis	$0	$0	$21,546	$21,546

Nonrecurring Basis:
Loans, net	$0	$0	$53,324	$53,324
Other real estate owned	0	0	13,012	13,012

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$66,336	$66,336

At March 31, 2013, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At March 31, 2013, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2013, the Company released $1.0 million of specific allowance for credit losses related to “Loans, net” measured at fair value.

At March 31, 2013, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the Arlington Fund and to other third parties where a fair value adjustment was recorded during the period. The fair values of the loans are based on contractual selling prices, quoted market prices, cost, or third party appraisals.

At March 31, 2013, “Other real estate owned” consisted of two commercial real estate properties. The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at March 31, 2013.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,546	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments

Loans and leases, net	53,324	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Other real estate owned	13,012	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	10% - 20%

Total:	$87,882

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

At December 31, 2012, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to the NCOF and to other third parties where the carrying value approximated fair value. The fair values of the loans are based on contractual selling prices, quoted market prices, cost, or third party appraisals.

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

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,127	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments

Loans and leases, net	99,500	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Loans held-for-sale	21,820	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Other real estate owned	13,012	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	10% - 20%

Total:	$155,459

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three months ended March 31, 2013 or 2012.

For the three months ended March 31, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	362
Purchases	0
Issuances	0
Settlements	0

Balance as of March 31, 2013	$21,546

For the three months ended March 31, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	1,165
Purchases	0
Issuances	0
Settlements	0

Balance as of March 31, 2012	$19,038

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$27,581	$27,581	$27,212	$27,212
Restricted cash	140,969	140,969	208,667	208,667
Loans held-for-sale	59,517	59,529	51,602	51,602
Loans and leases, net	1,748,454	1,786,009	1,720,789	1,751,939
Investments in debt securities available-for-sale	21,546	21,546	21,127	21,127
Other assets	7,771	7,771	7,771	7,771
Financial liabilities:
Credit facilities	$213,859	$213,859	$229,941	$229,941
Term debt	1,196,124	1,171,870	1,221,764	1,173,635
Repurchase agreements	30,194	29,720	30,583	30,102

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2013 and December 31, 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, investments in debt securities available-for-sale, and credit facilities.

March 31, 2013			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,695,130	$1,732,685	$0	$0	$1,732,685
Loans held-for-sale	59,517	59,529	54,457	0	5,072
Financial liabilities:
Term debt	1,196,124	1,171,870	0	1,171,870	0
Repurchase agreements	30,194	29,720	0	29,720	0

December 31, 2012			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($in thousands)
Financial assets:
Loans and leases, net	$1,621,289	$1,652,439	$0	$0	$1,652,439
Loans held-for-sale	51,602	51,602	29,782	0	21,820
Financial liabilities:
Term debt	1,221,764	1,173,635	0	1,173,635	0
Repurchase agreements	30,583	30,102	0	30,102	0

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

Credit facilities: Due to the adjustable rate nature of the borrowings, the fair values of the credit facilities are estimated to be their carrying values. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

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

Note 12. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three months ended March 31, 2013 and 2012 was $0.2 million for each period.

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2013 and 2012, the Fund’s asset management fees were $0.7 million for each period.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At March 31, 2013, the loan balance outstanding and amount of committed funds were $4.4 million and $6.4 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which one member of the Company’s Board of Directors is affiliated. At March 31, 2013, the loan balance outstanding and amount of committed funds were $12.5 million and $13.5 million, respectively.

Note 14. Subsequent Events

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”), in partnership with an institutional investor to co-invest in leveraged finance loans originated by the Company. Arlington Fund subsequently formed and capitalized a new special-purpose investment subsidiary, NewStar Arlington Funding, LLC. Subsequent to March 31, 2013, Arlington Fund purchased a portfolio of senior secured loans with total credit commitments of approximately $30 million that were originated by the Company during each of the three months ended March 31, 2013 and December 31, 2012 which were classified as Loans held for sale on the Company’s balance sheet in anticipation of the formation of Arlington Fund. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions subject to usual and customary limitations and will earn management fees as compensation for its services. The financial results of Arlington Fund will be included in the Company’s results of operations and statements financial position going forward.

On April 4, 2013, the Company entered into an agreement establishing $147.0 of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We focus primarily on the direct origination of bank loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. Our marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. Our emphasis on direct origination is an important aspect of our marketing and credit strategy because it provides us with direct access to our customers’ management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, we have significant input into our customers’ financial strategies and capital structures. We also participate in loans as a member of a lending group. The mix of our originations may vary from period to period. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies.

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

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our three active national specialized lending platforms. We rely primarily on large banks for warehouse lines of credit to partially fund new loan originations and the capital markets for longer term funding through the issuance of asset-backed notes that are used to refinance bank lines and provide funding with matched duration for our leveraged loan portfolio.

As expected, conditions in targeted segments of the loan market weakened in the first quarter following a surge of refinancing, M&A and dividend recapitalization activity in the fourth quarter of 2012. We believe that the rush to complete transactions in fiscal 2012 ahead of expected changes in U.S. tax law contributed to a slow start to the year as many transaction timelines were accelerated into the fourth quarter of 2012 that may otherwise have been completed in the first quarter. We also believe that the overall decrease in loan volume led to a weaker pricing environment as lenders competed for fewer deals. In this type of environment, our different lending platforms provide us the flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. The mix of new loan origination in the first quarter reflected this strategy as we originated a higher proportion of larger, more liquid middle market loans during the quarter.

Conditions in our core funding markets showed continued improvement in the first quarter as fixed income investors increasingly targeted structured investment alternatives such as CLOs to meet their return objectives. New CLO issuance exceeded $55 billion in 2012, exceeding most forecasts and 2011’s total of $12 billion by a significant margin. We believe that CLO issuance through April 2013 has already reached $31 billion. CLO credit spreads have also trended sharply lower, reflecting increased demand among a broadening investor base for the asset class. As a result, we believe marginal funding costs should trend lower as market conditions begin to improve following the weakness in the first quarter and remain supportive for us to issue new CLOs similar to the one we closed in December 2012. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to add new lenders and credit facilities in 2012 while also extending maturities and enhancing financial flexibility under our existing financing vehicles. We also believe that broad-based improvements in conditions across the debt capital markets will provide us with more flexibility to issue other types of debt to finance our business activities.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity decreased substantially in the first quarter as dividend recapitalization and leveraged buyout style acquisition activity among private equity firms declined sharply from a heightened level of activity in the fourth quarter.

Total middle market loan issuance in the first quarter was down significantly from the fourth quarter with a combination of dividend recapitalizations and refinancing of existing loans as the dominant uses of proceeds. Loan demand derived from merger and acquisition activity and private equity deal volume fell sharply in the first quarter, but was generally in line with the first quarter of last year.

We originated nearly $150 million of new loans in the first quarter at yields that were generally below both our historical averages for comparably rated loans and yields on loans originated in 2012. Yields reflected a combination of weaker pricing in a low volume environment and a shift in the mix of origination to larger, more liquid loans with stronger credit profiles. As pricing weakened, leverage continued to trend somewhat higher in our target markets in the first quarter, but continued to compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We believe that demand for new middle market loans and credit products will improve from these levels in the short-term as the pace of transaction activity normalizes after the disruption caused by changes in the tax code. Over the long-term, we also believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. We also believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will recover from a short-term pullback in the first quarter and improve over the remainder of the year.

Recent Developments

Business Initiative

On April 8, 2013, we announced that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”), in partnership with an institutional investor to co-invest in leveraged finance loans originated by us. Arlington Fund subsequently formed and capitalized a new special-purpose investment subsidiary, NewStar Arlington Funding, LLC. Subsequent to March 31, 2013, Arlington Fund purchased a portfolio of senior secured loans with total credit commitments of approximately $30 million that were originated by us during each of the three months ended March 31, 2013 and December 31, 2012 which were classified as loans held for sale on our balance sheet in anticipation of the formation of Arlington Fund. As the managing member of Arlington Fund, NewStar retains full discretion over Arlington Fund’s investment decisions subject to usual and customary limitations and will earn management fees as compensation for its services. The financial results of Arlington Fund will be included in our results of operations and statements of financial position going forward.

Liquidity

On April 4, 2013, we entered into an agreement establishing $147.0 of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association (“Wells Fargo”) has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NewStar’s basic and diluted income per share for the three months ended March 31, 2013 was $0.13 and $0.12, respectively, on net income of $6.2 million compared to basic and diluted income per share for the three months ended March 31, 2012 of $0.13 and $0.12, respectively, on net income of $6.1 million. Our managed loan portfolio was $2.4 billion at March 31, 2013 compared to $2.4 billion at December 31, 2012. As of March 31, 2013, loans owned by the NCOF were $531.5 million.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.50% for the three months ended March 31, 2013 and 6.39% for the three months ended March 31, 2012. The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to March 31, 2012, and the average yield on loans which were repaid subsequent to March 31, 2012 was lower than the average yield on loans in our total loan portfolio. Additionally, subsequent to March 31, 2012, the outstanding balance of lower yielding commercial real estate loans decreased $73.8 million. The portfolio yield for accruing loans was 6.80% for the three months ended March 31, 2013.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.11% for the three months ended March 31, 2013 and 4.30% for the three months ended March 31, 2012. The primary factors impacting net interest margin for the three months ended March 31, 2013 were amortization of deferred fee income, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three months ended March 31, 2012 were non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 53.67% for the three months ended March 31, 2013 and 44.77% for the three months ended March 31, 2012. The increase in our efficiency ratio was primarily due to an increase in operating expenses during 2013, partially offset by an increase in non-interest income and net interest income.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 2.50% at March 31, 2013 and 2.78% as of December 31, 2012. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, positive credit migration, improving economic conditions, and charge offs of impaired loans. During the three months ended March 31, 2013, we recorded $0.4 million of net specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $5.2 million. At March 31, 2013, the specific allowance for credit losses was $25.2 million, and the general allowance for credit losses was $20.3 million. At December 31, 2012, the specific allowance for credit losses was $30.2 million, and the general allowance for credit losses was $19.8 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 2.08% as of March 31, 2013 as compared to 3.59% as of December 31, 2012. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0% as of March 31, 2013 as compared to 1.17% as of December 31, 2012. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 4.19% as of March 31, 2013 and 4.05% as of December 31, 2012. As of March 31, 2013 and December 31, 2012, the aggregate outstanding balance of non-accrual loans was $76.3 million and $72.7 million, respectively and total outstanding loans and leases held for investment was $1.8 billion at the end of each period. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 4.87% as of March 31, 2013 and 4.77% as of December 31, 2012. As of March 31, 2013 and December 31, 2012, the sum of the aggregate outstanding balance of non-performing assets was $89.3 million and $86.3 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For the three months ended March 31, 2013 and 2012, the net charge off rate was 1.15% and 0.62%, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (average period loans and leases)

Net charge-off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For the three months ended March 31, 2013 and 2012, the net charge off rate was 1.13% and 0.63%, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.18% and 1.24% for the three months ended March 31, 2013 and 2012, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.17% and 4.30% for the three months ended March 31, 2013 and 2012, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Net interest income:
Interest income	$30,140	$29,522
Interest expense	9,187	8,353

Net interest income	20,953	21,169
Provision for credit losses	718	2,881

Net interest income after provision for credit losses	20,235	18,288
Non-interest income:
Fee income	358	1,255
Asset management income	727	743
Loss on derivatives	(41)	(15)
Gain (loss) on sale of loans	27	(450)
Other income	2,032	1,252

Total non-interest income	3,103	2,785
Operating expenses:
Compensation and benefits	8,880	7,202
General and administrative expenses	4,031	3,493

Total operating expenses	12,911	10,695

Income before income taxes	10,427	10,378
Income tax expense	4,273	4,296

Net income	$6,154	$6,082

Comparison of the Three Months Ended March 31, 2013 and 2012

Interest income. Interest income increased $0.6 million, to $30.1 million for the three months ended March 31, 2013 from $29.5 million for the three months ended March 31, 2012. The increase was primarily due to an increase in average balance of our interest earning assets to $2.1 billion from $2.0 billion, and an increase in contractual interest rates from new loan origination and re-pricings subsequent to March 31, 2012, partially offset by a decrease in the yield on average interest earning assets to 5.91% from 5.99%, primarily driven by cash comprising a larger portion of the outstanding balance of average interest earning assets during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Interest expense. Interest expense increased $0.8 million, to $9.2 million for the three months ended March 31, 2013 from $8.4 million for the three months ended March 31, 2012. The increase is primarily due to an increase in average interest bearing liabilities.

Net interest margin. Net interest margin decreased to 4.11% for the three months ended March 31, 2013 from 4.30% for the three months ended March 31, 2012. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, and a decrease in our average yield on interest earning assets as cash comprised a larger portion of the outstanding balance of average interest earning assets during the three months ended March 31, 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.34% from 3.53%. At March 31, 2013, 78% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,069,667	$30,140	5.91%	$1,981,785	$29,522	5.99%
Total interest bearing liabilities	1,451,092	9,187	2.57	1,363,318	8,353	2.46

Net interest spread		$20,953	3.34%		$21,169	3.53%

Net interest margin			4.11%			4.30%

Provision for credit losses. The provision for credit losses decreased to $0.7 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012. The decrease in the provision was primarily due to a decrease of $1.2 million of net specific provisions recorded during the three months ended March 31, 2013 as compared to three months ended March 31, 2012. During the three months ended March 31, 2013, we recorded net specific provisions for impaired loans of $0.4 million compared to $1.6 million recorded during the three months ended March 31, 2012. The decrease in the net specific component of the provision for credit losses was primarily due to lower outstanding loan balances since March 31, 2012 of impaired loans with a specific allowance, charge offs of impaired loans, positive credit migration, and improving economic conditions. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. A general allowance is provided for loans and leases that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. No material modifications have been made to the allowance for credit losses since 2010. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at March 31, 2013 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of March 31, 2013, we had impaired loans with an aggregate outstanding balance of $306.2 million. Impaired loans with an aggregate outstanding balance of $257.2 million have been restructured and classified as troubled debt restructurings. At March 31, 2013, the Company had a $25.2 million specific allowance for impaired loans with an aggregate outstanding balance of $169.7 million. As of March 31, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position in prior periods to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $0.3 million, to $3.1 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012. The increase is primarily due to a $0.9 million gain on the value of equity interests in certain impaired borrowers, $0.7 million of net income from our other real estate owned properties, and the $0.5 million loss on sale of a loan during the three months ended March 31, 2012, partially offset by a $0.9 million decrease in fee income, the $0.9 million gain on the repurchase of debt during the three months ended March 31, 2012. Beginning with the three months ended March 31, 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Operating expenses. Operating expenses increased $2.2 million, to $12.9 million for the three months ended March 31, 2013 from $10.7 million for the three months ended March 31, 2012. General and administrative expenses increased $0.5 million due primarily to a $1.3 million of operating expenses from our other real estate owned properties, partially offset by a decrease of $0.8million in loan workout costs. Beginning with the three months ended March 31, 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations. Employee compensation and benefits increased $1.7 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense.

Income taxes. For the three months ended March 31, 2013 and 2012, we provided for income taxes based on an effective tax rate of 41% for each period.

As of March 31, 2013 and December 31, 2012, we had net deferred tax assets of $40.9 million and $42.5 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2013. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of March 31, 2013. As of March 31, 2013, our deferred tax asset was primarily comprised of $23.0 million related to our allowance for credit losses and $14.6 million related to equity compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. In April 2013, we established a new managed leveraged credit investment fund to partially fund middle market loan origination and is expected to add approximately $300 million to assets under management.

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

During the first quarter of 2013, the U.S. economy grew modestly despite concerns surrounding budget cuts related to the sequestration and relative instability in European financial markets. This expansion was reflected in the improving performance of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue as Treasury and investment grade bond rates remain near all-time lows and investors focus on allocating capital to riskier higher yielding, fixed and floating rate asset classes in order to achieve yield targets. The larger, more liquid segments of the securitization markets also displayed improved issuance volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have improved year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of March 31, 2013 and December 31, 2012, we had $27.6 million and $27.2 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $141.0 million and $208.7 million of restricted cash as of March 31, 2013 and December 31, 2012, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2013, we could use $30.3 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2013.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2013, we had impaired loans with an aggregate outstanding balance of $306.2 million. Impaired loans with an aggregate outstanding balance of $257.2 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $76.3 million were on non-accrual status. During the three months ended March 31, 2013, $5.2 million of loans were charged-off. Impaired loans of $37.9 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2013, we recorded $0.4 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.6 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of March 31, 2013 and December 31, 2012 was $45.2 million and $49.6 million, respectively, or 2.48% and 2.76% of loans and leases, gross, respectively. As of March 31, 2013, we also had a $0.3 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.50%.

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

Activity in the allowance for loan losses for the three months ended March 31, 2013 and for the year ended December 31, 2012 was as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	($ in thousands)
Balance as of beginning of period	$49,636	$63,700
General provision for loan and lease losses	286	(3,918)
Specific provision for loan losses	417	16,653
Net charge offs	(5,183)	(26,799)

Balance as of end of period	45,156	49,636
Allowance for losses on unfunded loan commitments	343	328

Allowance for credit losses	$45,499	$49,964

During the three months ended March 31, 2013 we recorded a total provision for credit losses of $0.7 million. The Company decreased its allowance for credit losses to 2.50% of gross loans at March 31, 2013 compared to 2.78% at December 31, 2012.

Borrowings and Liquidity

As of March 31, 2013 and December 31, 2012, we had outstanding borrowings totaling $1.4 billion and $1.5 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of March 31, 2013, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$625,000	$213,859	$411,141	2015 – 2019
Term debt (1)	1,243,824	1,196,124	47,700	2016 – 2023
Repurchase agreement	30,194	30,194	—	2016

Total	$1,899,018	$1,440,177	$458,841

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At March 31, 2013, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of March 31, 2013 we had five credit facilities: (i) a $175 million credit facility with Wells Fargo to fund leveraged finance loans, (ii) a $150.0 million revolving credit facility with NATIXIS to fund leveraged finance loans, (iii) a $150 million credit facility with DZ Bank to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund new equipment lease origination.

Our $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions had an outstanding balance of $0 and unamortized deferred financing fees of $3.4 million as of March 31, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2013, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

Our $150.0 million credit facility agreement with NATIXIS had an outstanding balance of $98.6 million and unamortized deferred financing fees of $2.1 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum, which was 2.36% at March 31, 2013. This credit facility has a reinvestment period ending on August 16, 2013 and matures on February 16, 2019. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

Our $150.0 million credit facility with DZ Bank had an outstanding balance of $80.4 million and unamortized fees of $1.1 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. The commitment amount under the credit facility is scheduled to decrease from $150.0 million to $125.0 million on and after April 24, 2013, and matures on June 30, 2015.

Our $75.0 million credit facility with Wells Fargo to fund asset-based loan origination had an outstanding balance of $34.9 million and unamortized deferred financing fees of $0.5 million as of March 31, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of March 31, 2013, we had not drawn any amounts from this credit facility.

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

The applicable unused fee rate of the revolving note is 4.0% of the undrawn amount of the revolving note when the total outstanding amount is less than 50% of the commitment amount, 3.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 50% but less than 75% of the commitment amount, and 2.0% of the undrawn amount of the revolving note when the total outstanding amount is greater than or equal to 75% of the commitment amount. As of March 31, 2013, we had not drawn any amounts from the revolving note. As of March 31, 2013, unamortized deferred financing fees were $2.8 million.

The revolving note may be cancelled at any time subject to a commitment termination fee. The commitment termination fee will be equal to the product of the aggregate revolving loan commitments as of the date of termination and 1% for any termination made during the period from July 1, 2012 to August 31, 2015, and 0% for any termination made at any time after August 31, 2015.

The term note may be prepaid subject to a commitment termination fee. For any prepayment of term loans made before or on August 31, 2015, the commitment termination fee will be equal to the product of (x) the amount of the prepayment and (y) 1%. For any prepayment made at any time after August 31, 2015 there will not be any fee. As of March 31, 2013, the term note had an outstanding principal balance of $100.0 million.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At March 31, 2013, the $90.9 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $122.4 million. At March 31, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, we repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated January 13, 2013 identified $74.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the January 13, 2013 report, the cumulative amount redirected was $19.8 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$11,320	0.28%	AAA/Aaa/AAA
Class A-2	80,477	5,778	0.30	AAA/Aaa/AAA
Class B	18,750	18,683	0.50	AA+/Aa1/AA
Class C	39,375	39,233	0.85	B+/A2/BB
Class D	24,375	8,424	1.50	CCC-/Ba2/CCC
Class E	24,375	7,471	4.75	CCC-/Caa3/CC

Total notes	343,352	90,909
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$122,447

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2013, the $243.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $287.2 million. At March 31, 2013, deferred financing fees were $0.5 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated March 13, 2013 identified $21.6 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, we elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the March 13, 2013 quarterly report, the entire $21.6 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$160,678	0.27%	AA+/Aaa/AAA
Class A-2	40,000	21,504	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	B+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC+/Ba1/BB

Total notes	456,250	243,432
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$287,182

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2013, the $498.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $552.5 million. At March 31, 2013, deferred financing fees were $1.9 million. The 2007-1 CLO Trust permits reinvestment of collateral principal repayments for a six-year period ending in May 2013. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have defaults in the 2007-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of any potential defaulted loan collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$317,890	0.24%	AA+/Aaa/AAA
Class A-2	100,000	77,300	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa3/AA
Class C	58,500	58,293	1.30	BBB+/Baa1/A
Class D	27,000	21,000	2.30	BB-/Ba1/BBB+

Total notes	546,000	498,483
Class E (trust certificates)	29,100	29,100	N/A	N/A
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$552,483

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At March 31, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2013, deferred financing fees were $3.4 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied. We may have defaults in the 2012-2 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2013	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of March 31, 2013. As of March 31, 2013, unamortized deferred financing fees were $1.1 million and the outstanding balance was $30.2 million. During the three months ended March 31, 2013, we made principal payments totaling $0.4 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2013, we had not repurchased any shares of our common stock under the program.

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

At March 31, 2013, we had $260.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $213.3 million and unfunded commitments related to delayed draw term loans were $38.9 million. $8.5 million of the unused commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $213.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2013, we categorized $155.0 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2013, we had $58.3 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2013, revolver usage averaged approximately 49%, which is line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2013, revolving commitments increased $17.7 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2013, delayed draw credit facility commitments increased $0.8 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2013 we had $5.4 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2013 and December 31, 2012, the fair value of the interest rate mitigation products was $0.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s 2012 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2012 Annual Report.

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

As of March 31, 2013 and December 31, 2012, investments in debt securities available-for-sale totaled $21.5 million and $21.1 million, respectively. At March 31, 2013, our net unrealized gain on those debt securities totaled $0.5 million and at December 31, 2012, our net unrealized gain totaled $0.2 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of March 31, 2013, approximately 99% of the loans in our portfolio were at fixed rates and approximately 1% were at variable rates. Additionally, for the loans at variable rates, approximately 78% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.50%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2013. Our modeling is based on contractual terms and does not consider prepayment or changes in our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$9,040
Increase of	100	(8,300)
Increase of	200	(6,200)
Increase of	300	(1,790)

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.8 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward. The inflection point as of March 31, 2013 was estimated to be 1.50%.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on March 31, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2013	—	$—	—	$10,000,000
February 1-28, 2013	17,395	13.97	—	10,000,000
March 1-31, 2013	—	—	—	10,000,000

Total: Three months ended March 31, 2013	17,395	13.97	—	10,000,000

(1)	The Company did not repurchase any shares during the period in connection with our share repurchase program that we announced on November 19, 2012.
(2)	These columns include the acquisition of an aggregate of 17,395 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.
(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Documents XBRL Taxonomy Extension Schema Document XBRL Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB 101.PRE	XBRL Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: May 1, 2013	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Documents XBRL Taxonomy Extension Schema Document XBRL Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB 101.PRE	XBRL Taxonomy Presentation Linkbase Document XBRL Label Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.