Form 10-Q
period 2013-06-30
NewStar Financial, Inc.
filed 2013-08-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, 48,609,044 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$83,390	$27,212
Restricted cash	228,330	208,667
Investments in debt securities, available-for-sale	21,099	21,127
Loans held-for-sale, net	20,894	51,602
Loans and leases, net	1,743,163	1,720,789
Deferred financing costs, net	19,527	19,064
Interest receivable	8,547	9,003
Property and equipment, net	334	433
Deferred income taxes, net	32,144	42,463
Income tax receivable	10,722	4,311
Other assets	25,761	52,399

Subtotal	2,193,911	2,157,070
Assets of Consolidated Variable Interest Entity:
Cash and cash equivalents	457	0
Restricted cash	1,160	0
Loans, net	84,329	0
Deferred financing costs, net	1,067	0
Interest receivable	459	0
Other assets	252	0

Total assets of Consolidated Variable Interest Entity	87,724	0

Total assets	$2,281,635	$2,157,070

Liabilities:
Credit facilities	$249,717	$229,941
Term debt	1,295,079	1,221,764
Repurchase agreements	27,761	30,583
Accrued interest payable	7,467	3,330
Accounts payable	1,023	404
Other liabilities	24,917	76,231

Subtotal	1,605,964	1,562,253
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	51,185	0
Accrued interest payable—credit facilities	292	0
Subordinated debt—Fund membership interest	21,791	0
Accrued interest payable—Fund membership interest	349	0
Accounts payable	247	0
Other liabilities	71	0

Total liabilities of Consolidated Variable Interest Entity	73,935	0

Total liabilities	1,679,899	1,562,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	June 30, 2013	December 31, 2012
	(unaudited)
	($ in thousands, except share and par value amounts)
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2013 and 2012;
Shares outstanding 48,578,790 in 2013 and 49,311,008 in 2012	486	493
Additional paid-in capital	652,783	646,299
Accumulated deficit	(9,063)	(20,726)
Common stock held in treasury, at cost $0.01 par value; 4,601,739 in 2013 and 3,646,290 in 2012	(42,570)	(31,243)
Accumulated other comprehensive loss, net	(35)	(6)

Total NewStar Financial, Inc. stockholders’ equity	601,601	594,817
Retained earnings of Consolidated Variable Interest Entity	135	0

Total stockholders’ equity	601,736	594,817

Total liabilities and stockholders’ equity	$2,281,635	$2,157,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$34,891	$30,611	$65,031	$60,133
Interest expense	9,908	9,180	19,095	17,533

Net interest income	24,983	21,431	45,936	42,600
Provision for credit losses	4,330	159	5,048	3,040

Net interest income after provision for credit losses	20,653	21,272	40,888	39,560
Non-interest income:
Fee income	1,183	1,069	1,541	2,324
Asset management income – related party	652	727	1,379	1,470
Loss on derivatives	(45)	(186)	(86)	(201)
Gain (loss) on sale of loans	45	32	72	(418)
Other income (loss)	(374)	163	1,658	1,415

Total non-interest income	1,461	1,805	4,564	4,590
Operating expenses:
Compensation and benefits	8,735	8,067	17,615	15,269
General and administrative expenses	4,034	5,291	8,065	8,784

Total operating expenses	12,769	13,358	25,680	24,053

Operating income before income taxes	9,345	9,719	19,772	20,097
Results of Consolidated Variable Interest Entity:
Interest income	900	0	900	0
Interest expense – credit facilities	334	0	334	0
Interest expense – Fund membership interest	349	0	349	0
Other income	16	0	16	0
Operating expenses	4	0	4	0

Net results from Consolidated Variable Interest Entity	229	0	229	0
Income before income taxes	9,574	9,719	20,001	20,097
Income tax expense	3,930	4,102	8,203	8,398

Net income	$5,644	$5,617	$11,798	$11,699

Basic income per share	$0.12	$0.12	$0.25	$0.25
Diluted income per share	0.11	0.11	0.22	0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per share amounts)
Net income	$5,644	$5,617	$11,798	$11,699
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(207),$(305),$(61) and $167, respectively	(296)	(454)	(80)	238
Net unrealized derivative gains, net of tax expense of $18, $31,$39 and $70, respectively	27	45	51	82

Other comprehensive income (loss)	(269)	(409)	(29)	320

Comprehensive income	$5,375	$5,208	$11,769	$12,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Retained Deficit of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$0	$594,817
Net income	0	0	11,663	0	0	135	11,798
Other comprehensive loss	0	0	0	0	(29)	0	(29)
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	(8)	8	0	(11,111)	0	0	(11,111)
Tax benefit from vesting of restricted common stock awards	0	3,621	0	0	0	0	3,621
Repurchase of common stock	0	0	0	(216)	0		(216)
Exercise of common stock options	0	81	0	0	0	0	81
Amortization of restricted common stock awards	0	2,684	0	0	0	0	2,684
Amortization of stock option awards	0	91	0	0	0	0	91

Balance at June 30, 2013	$486	$652,783	$(9,063)	$(42,570)	$(35)	$135	$601,736

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Retained Earnings (Deficit) of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2012	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$0	$563,762
Net income	0	0	11,699	0	0	0	11,699
Other comprehensive income	0	0	0	0	320	0	320
Issuance of restricted stock	2	(1)	0	0	0	0	1
Net shares reacquired from employee transactions	0	0	0	(40)	0	0	(40)
Tax benefit from vesting of restricted common stock awards	0	40	0	0	0	0	40
Repurchase of common stock	(2)	2	0	(2,596)	0		(2,596)
Amortization of restricted common stock awards	0	3,132	0	0	0	0	3,132
Amortization of stock option awards	0	721	0	0	0	0	721

Balance at June 30, 2012	$494	$639,283	$(33,004)	$(28,056)	$(1,678)	$0	$577,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$11,798	$11,699
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	5,048	3,040
Depreciation and amortization and accretion	(6,811)	(4,623)
Amortization of debt issuance costs	2,854	2,102
Equity compensation expense	2,775	3,853
Loss (gain) on sale of loans	(72)	418
Gain on repurchase of debt	0	(946)
Losses (gains) from equity method investments	(581)	504
Net change in deferred income taxes	10,319	2,528
Loans held-for-sale originated	(26,752)	(47,081)
Proceeds from sale and repayment of loans held-for-sale	57,460	32,832
Net change in interest receivable	456	1,351
Net change in other assets	20,897	(5,168)
Net change in accrued interest payable	4,137	711
Net change in accounts payable and other liabilities	(50,806)	3,444
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	43	0
Depreciation and amortization and accretion	(31)	0
Net change in interest receivable	(459)	0
Net change in other assets	(252)	0
Net change in accrued interest payable	641	0
Net change in accounts payable	247	0

Net cash provided by operating activities	30,911	4,664

Cash flows from investing activities:
Net change in restricted cash	(19,662)	(43,128)
Net change in loans	(20,269)	(44,086)
Acquisition of property and equipment	(49)	(162)
Consolidated Variable Interest Entity:
Net change in loans	(84,329)	0
Net change in restricted cash	(1,160)	0

Net cash used in investing activities	(125,469)	(87,376)

Cash flows from financing activities:
Proceeds from exercise of stock options	81	246
Tax benefit from vesting of restricted stock	3,620	40
Borrowings on credit facilities	460,343	281,843
Repayment of borrowings on credit facilities	(440,566)	(133,425)
Borrowings on term debt	139,972	85,400
Repayment of borrowings on term debt	(66,657)	(111,810)
Repayment of borrowings on repurchase agreements	(2,823)	(23,388)
Payment of deferred financing costs	(3,317)	(3,632)
Purchase of treasury stock	(11,327)	(2,636)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	51,186	0
Borrowings on subordinated debt	21,791	0
Payment of deferred financing costs	(1,110)	0

Net cash provided by financing activities	151,193	92,638

Net increase in cash during the period	56,635	9,926
Cash and cash equivalents at beginning of period	27,212	18,468

Cash and cash equivalents at end of period	$83,847	$28,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Supplemental cash flows information:
Interest paid	$15,350	$16,822
Taxes paid	605	9,522
Increase (decrease) in fair value of investments in debt securities	(141)	405
Transfer of asset to OREO	0	9,400
Transfer of loans, net to loans held-for-sale	0	11,642

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

Principles of Consolidation

These interim condensed consolidated financial statements include the financial statements of NewStar and Arlington Fund (defined below), its variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary.

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earns management fees as compensation for its services. Consolidation of the financial results of Arlington Fund with the Company’s results of operations and statements of financial position began in April 2013.

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including NewStar Arlington Fund LLC (“Arlington Fund”), a new credit fund managed by the Company formed in April 2013) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At June 30, 2013 loans held-for-sale were $20.9 million and consisted of leveraged finance loans to three borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2013 and December 31, 2012, loans held-for-sale consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$21,028	$52,120

Gross loans	21,028	52,120
Deferred loan fees, net	(134)	(518)

Total loans, net	$20,894	$51,602

The Company sold loans with an outstanding balance totaling $26.5 million for an aggregate gain of $0.1 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) or the Arlington Fund during the six months ended June 30, 2013. The Company sold loans with an aggregate outstanding balance of $30.1 million for a loss of $0.4 million to entities other than the NCOF during the six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, loans and leases consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$1,559,703	$1,422,415
Business Credit	201,084	196,952
Real Estate	121,982	177,478

Gross loans and leases	1,882,769	1,796,845
Deferred loan fees, net	(16,848)	(26,420)
Allowance for loan and lease losses	(38,429)	(49,636)

Total loans and leases, net	$1,827,492	$1,720,789

As of June 30, 2013 and December 31, 2012, Equipment Finance leases totaled $24.2 million and $17.3 million, respectively, and are included in the Business Credit balances.

The Company provides commercial loans, commercial real estate loans, and leases to customers throughout the United States. The Company’s borrowers may be susceptible to economic slowdowns or recessions and, as a result, may have a lower capacity to make scheduled payments of interest or principal on their borrowings during these periods. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of the Company’s loans. Although the Company has a diversified loan and lease portfolio, certain events may occur, including, but not limited to, adverse economic conditions and adverse events affecting specific clients, industries or markets, that could adversely affect the ability of borrowers to make timely scheduled principal and interest payments on their loans and leases.

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of June 30, 2013, $212.9 million of the Company’s loans were classified as “Criticized”, including $181.7 million of the Company’s impaired loans, and $1.7 billion were classified as “Pass”. As of December 31, 2012, $267.2 million of the Company’s loans were classified as “Criticized”, including $237.6 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

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

As of June 30, 2013, the Company had impaired loans with an aggregate outstanding balance of $296.2 million. Impaired loans with an aggregate outstanding balance of $248.5 million have been restructured and classified as TDR. As of June 30, 2013, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $9.1 million. Impaired loans with an aggregate outstanding balance of $46.9 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and six months ended June 30, 2013, the Company charged off $8.8 million and $14.0 million, respectively, of outstanding non-accrual loans. During the six months ended June 30, 2013, the Company placed loans with an aggregate outstanding balance of $14.6 million as of June 30, 2013 on non-accrual status and took loans with an aggregate outstanding balance of $10.2 million as of December 31, 2012 off of non-accrual status. During the three and six months ended June 30, 2013, the Company recorded $6.5 million and $6.9 million, respectively, of net specific provisions for impaired loans. At June 30, 2013, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $153.5 million. At June 30, 2013, additional funding commitments for impaired loans totaled $24.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2013, $9.3 million of loans on non-accrual status and $12.3 million of accruing loans were greater than 60 days past due and classified as delinquent by the Company. Included in the $20.7 million specific allowance for impaired loans was $4.1 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate fair value of $13.2 million as of June 30, 2013 and $13.0 million as of December 31, 2012.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
			($ in thousands)
June 30, 2013
Leveraged Finance	$217,104	$275,995	$101,774	$115,330
Business Credit	2,037	6,515	0	2,037
Real Estate	77,082	77,197	51,714	25,368

Total	$296,223	$359,707	$153,488	$142,735

December 31, 2012
Leveraged Finance	$214,359	$277,702	$131,261	$83,098
Business Credit	1,821	2,652	0	1,821
Real Estate	108,188	117,054	60,871	47,317

Total	$324,368	$397,408	$192,132	$132,236

During the three and six months ended June 30, 2013 the Company recorded net partial charge-offs of $10.9 million and $16.1 million, respectively, and during the three and six months ended June 30, 2012 the Company recorded net partial charge-offs of $9.0 million and $11.8 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
June 30, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,342,599	$16,003	$199,047	$805	$44,900	$874
Individually evaluated (2)	217,104	15,631	2,037	0	77,082	5,116

Total	$1,559,703	$31,634	$201,084	$805	$121,982	$5,990

	Leveraged Finance		Business Credit		Real Estate
December 31, 2012	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,208,056	$18,063	$195,131	$707	$69,290	$653
Individually evaluated (2)	214,359	21,578	1,821	0	108,188	8,635

Total	$1,422,415	$39,641	$196,952	$707	$177,478	$9,288

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 based on the Company’s internally developed 12 point scale at June 30, 2013 and December 31, 2012.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	June 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$35,888	$66,407
Business Credit	2,037	1,821
Real Estate	9,021	4,458

Total	$46,946	$72,686

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification upon the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR. As of June 30, 2013, the Company had one troubled debt restructuring presented net of deferred loan fees against its gross outstanding balance.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at June 30, 2013 and December 31, 2012 is provided below:

	Group I	Group II
	($ in thousands)
June 30, 2013	$248,510	$177,397
December 31, 2012	$263,670	$145,328

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three and six months ended June 30, 2013, the Company had partial charge-offs totaling $5.8 million and $8.4 million, respectively related to loans previously classified as TDR. As of June 30, 2013, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended June 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$5,456	$5,456	$1,855
Business Credit	0	0	0
Real Estate	0	0	0

Total	$5,456	$5,456	$1,855

For the Six Months Ended June 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$5,456	$5,456	$1,855
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$5,456	$5,456	$10,831

For the Year Ended December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$21,668
Business Credit	0	0	0
Real Estate	47,544	47,544	0

Total	$69,734	$69,734	$21,668

The following sets forth a breakdown of troubled debt restructurings at June 30, 2013 and December 31, 2012:

As of June 30, 2013	Accrual Status				For the six months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$167,720	$32,479	$200,199	$14,838	$8,447
Business Credit	0	0	0	0	0
Real Estate	39,290	9,020	48,310	665	0

Total	$207,010	$41,499	$248,509	$15,503	$8,447

As of December 31, 2012	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$135,757	$57,703	$193,460	$18,475	$12,614
Business Credit	0	0	0	0	0
Real Estate	65,768	4,442	70,210	1,969	5,612

Total	$201,525	$62,145	$263,670	$20,444	$18,226

The Company classifies a loan as past due when it is over 60 days delinquent.

An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
June 30, 2013
Leveraged Finance	$15,250	$4,316	$19,566	$1,540,137	$1,559,703	$12,253
Business Credit	2,036	1	2,037	199,047	201,084	0
Real Estate	0	0	0	121,982	121,982	0

Total	$17,286	$4,317	$21,603	$1,861,166	$1,882,769	$12,253

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2012
Leveraged Finance	$2,997	$55,277	$58,274	$1,364,141	$1,422,415	$21,003
Business Credit	0	1,821	1,821	195,131	196,952	0
Real Estate	0	4,458	4,458	173,020	177,478	0

Total	$2,997	$61,556	$64,553	$1,732,292	$1,796,845	$21,003

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$36,141	$724	$8,634	$45,499
Provision for credit losses—general	(1,843)	81	(358)	(2,120)
Provision for credit losses—specific	6,350	2,402	(2,302)	6,450
Loans charged off, net of recoveries	(8,482)	(2,402)	14	(10,870)

Balance, end of period	$32,166	$805	$5,988	$38,959

Balance, end of period—specific	$15,631	$0	$5,116	$20,747

Balance, end of period—general	$16,535	$805	$872	$18,212

Average balance of impaired loans	$225,406	$6,336	$76,478	$308,220
Interest recognized from impaired loans	$6,339	$0	$1,460	$7,799
Loans and leases
Loans individually evaluated with specific allowance	$101,774	$0	$51,714	$153,488
Loans individually evaluated with no specific allowance	115,330	2,036	25,368	142,734
Loans acquired with deteriorating credit quality	0	1	0	1
Loans and leases collectively evaluated without specific allowance	1,342,599	199,047	44,900	1,586,546

Total loans and leases	$1,559,703	$201,084	$121,982	$1,882,769

	Six Months Ended June 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(1,918)	98	0	(1,820)
Provision for credit losses—specific	7,749	2,402	(3,283)	6,868
Loans charged off, net of recoveries	(13,636)	(2,402)	(15)	(16,053)

Balance, end of period	$32,166	$805	$5,988	$38,959

Average balance of impaired loans	$221,152	$6,563	$76,785	$304,500
Interest recognized from impaired loans	$6,339	$80	$1,460	$7,879

	Three Months Ended June 30, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$48,411	$536	$15,182	$64,129
Provision for credit losses—general	(2,629)	136	29	(2,464)
Provision for credit losses—specific	1,535	0	1,088	2,623
Loans charged off, net of recoveries	(3,342)	0	(5,612)	(8,954)

Balance, end of period	$43,975	$672	$10,687	$55,334

Balance, end of period—specific	$27,548	$0	$5,503	$33,051

Balance, end of period—general	$16,427	$672	$5,184	$22,283

Average balance of impaired loans	$247,437	$2,614	$88,950	$339,001
Interest recognized from impaired loans	$3,852	$0	$738	$4,590
Loans
Loans individually evaluated with specific allowance	$148,875	$0	$47,888	$196,763
Loans individually evaluated with no specific allowance	85,057	0	34,693	119,750
Loans previously acquired with deteriorating credit quality	0	1,822	0	1,822
Loans collectively evaluated without specific allowance	1,202,769	180,987	128,117	1,511,873

Total loans and leases	$1,436,701	$182,809	$210,698	$1,830,208

	Six Months Ended June 30, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$44,553	$374	$19,185	$64,112
Provision for credit losses—general	(69)	298	(1,380)	(1,151)
Provision for credit losses—specific	2,293	0	1,898	4,191
Loans charged off, net of recoveries	(2,802)	0	(9,016)	(11,818)

Balance, end of period	$43,975	$672	$10,687	$55,334

Average balance of impaired loans	$250,003	$2,733	$89,028	$341,764
Interest recognized from impaired loans	$7,667	$0	$1,473	$9,140

Included in the allowance for credit losses at June 30, 2013 and December 31, 2012 is an allowance for unfunded commitments of $0.5 million and $0.3 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the six months ended June 30, 2013, the Company recorded a total provision for credit losses of $5.0 million. The Company decreased its allowance for credit losses to $39.0 million as of June 30, 2013 from $50.0 million at December 31, 2012. The Company had $16.1 million of net charge-offs of impaired loans with a specific allowance and reduced its allowance for credit losses by 71 basis points during the six months ended June 30, 2013, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 16% as of June 30, 2013 and 19% as of December 31, 2012.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of June 30, 2013 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Collections on loans pledged to credit facilities	$77,466	$47,944
Principal and interest collections on loans held in trust and prefunding amounts	151,272	159,257
Customer escrow accounts	752	1,466

Total	$229,490	$208,667

As of June 30, 2013, the Company had the ability to use $42.8 million of restricted cash to fund new or existing loans. At December 31, 2012, $78.6 million of restricted cash was designated to fund loans for the Company’s 2012-2 CLO, which were funded during the three months ended March 31, 2013.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Investments in debt securities—gross	$25,298	$25,298
Unamortized discount	(4,209)	(4,322)

Investments in debt securities—amortized cost	$21,089	$20,976

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2013 and December 31, 2012 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2013:
Collateralized loan obligations	$21,089	$798	$(788)	$21,099

	$21,089	$798	$(788)	$21,099

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2012:
Collateralized loan obligations	$20,976	$1,105	$(954)	$21,127

	$20,976	$1,105	$(954)	$21,127

The Company did not sell any debt securities during the six months ended June 30, 2013 and 2012.

The Company did not record any Other-Than-Temporary Impairment charges during the six months ended June 30, 2013 and 2012.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	3	5
Fair value	$2,898	$10,560	$13,458
Amortized cost	2,929	11,317	14,246

Unrealized loss	$31	$757	$788

	December 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$13,247	$13,247
Amortized cost	0	14,201	14,201

Unrealized loss	$0	$954	$954

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at June 30, 2013 and December 31, 2012 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2013 and December 31, 2012 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	June 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	21,089	21,099	20,976	21,127

Total	$21,089	$21,099	$20,976	$21,127

Note 6. Borrowings

Credit Facilities

As of June 30, 2013 the Company had five credit facilities: (i) a $175 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $150.0 million revolving credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) to fund leveraged finance loans, (iii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of June 30, 2013, Arlington Fund had one credit facility, consisting of a $147.0 of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B notes is eliminated in consolidation in accordance with GAAP.

The Company has a $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $0 and unamortized deferred financing fees of $3.2 million as of June 30, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At June 30, 2013, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

The Company has a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $128.4 million and unamortized deferred financing fees of $2.0 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum, which was 2.33% at June 30, 2013. This credit facility has a reinvestment period ending on August 16, 2013 and matures on February 16, 2019. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

The Company has a $125.0 million credit facility with DZ Bank that had an outstanding balance of $86.3 million and unamortized fees of $1.0 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

The Company has a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $29.0 million and unamortized deferred financing fees of $0.5 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $6.0 million as of June 30, 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. The credit facility, as amended, consists of a $200.0 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $70.0 million (the “Initial Funding”), and two subsequent borrowings, of $5.0 million (the “Delay Draw Term A”) and $25.0 million (the “Delay Draw Term B”). The Existing Funding, the Initial Funding, and the Delay Draw Term A mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%.

The Company is permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, acquisitions and repurchasing capital stock and dividend payments up to $37.5 million, The $37.5 million may be adjusted upward by the amount of fiscal year-end net income excluding depreciation and amortization expense,.

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of June 30, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.6 million.

Subordinated debt – Fund membership interest

As of June 30, 2013, the Company had purchased membership interests totaling $3.6 million in Arlington Fund and a third-party investor had purchased membership interests totaling $21.8 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund is characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At June 30, 2013, the $79.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $110.7 million. At June 30, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, the Company repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated April 13, 2013 identified $74.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. As of the April 13, 2013 report, the cumulative amount redirected was $20.4 million. The Company may have additional defaults in the 2005 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$3,567	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	1,821	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	18,683	Libor + 0.50%	July 25, 2018	AA+/Aa1/AA
Class C	39,375	39,233	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	8,424	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	7,471	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$79,199

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes to the ratings shown above and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At June 30, 2013, the $231.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $275.1 million. At June 30, 2013, deferred financing fees were $0.2 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated June 13, 2013 identified $22.8 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the June 13, 2013 quarterly report, the entire $22.8 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$150,063	Libor +0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	20,083	Libor +0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	B+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC+/Ba1/BB

	$456,250	$231,396

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2013, the $521.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $575.2 million. At June 30, 2013, deferred financing fees were $1.7 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$317,889	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	100,000	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa1/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/A2/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Baa2/BBB+

	$546,000	$521,182

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At June 30, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2013, deferred financing fees were $3.3 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor +6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	($ in thousands)
Outstanding at end of period	$27,761	$30,583
Maximum outstanding at any month end	30,416	60,500
Average balance for the period	29,289	48,817
Weighted average rate at end of period	5.20%	5.21%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of June 30, 2013. As of June 30, 2013, unamortized deferred financing fees were $1.0 million and the outstanding balance was $27.8 million. During the six months ended June 30, 2013, the Company made principal payments totaling $2.8 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2013 and December 31, 2012, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2013		December 31, 2012
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	48,579	145,000	49,311

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

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2013, the Company had repurchased 17,665 shares of its common stock under the program at a weighted average price per share of $12.22.

Restricted Stock

During the six months ended June 30, 2013, the Company issued 162,619 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 45,376 shares of restricted stock to certain members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the six months ended June 30, 2013 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2012	2,418,860	$19,810
Granted	207,995	2,775
Vested	(2,124,748)	(16,997)
Forfeited	(20,295)	(242)

Non-vested as of June 30, 2013	481,812	$5,346

The Company’s compensation expense related to restricted stock was $1.2 million and $2.7 million, respectively, for the three and six months ended June 30, 2013 and $1.7 million and $3.1 million, respectively, for the three and six months ended June 30, 2012. The unrecognized compensation cost of $3.1 million at June 30, 2013 is expected to be recognized over the next three years.

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

Stock option activity for the six months ended June 30, 2013 was as follows:

Options
Outstanding as of January 1, 2013	5,618,819
Granted	0
Exercised	(15,236)
Forfeited	(1,667)

Outstanding as of June 30, 2013	5,601,916

Vested as of June 30, 2013	5,601,082

Exercisable as of June 30, 2013	5,601,082

As of June 30, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. The Company’s compensation expense related to its stock options was $0.02 million and $0.1 million, respectively, for the three and six months ended June 30, 2013, and $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2012.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net income	$5,644	$5,617	$11,798	$11,699
Denominator:

Denominator for basic income per common share	47,966	47,321	47,663	47,347
Denominator:
Denominator for diluted income per common share	47,966	47,321	47,663	47,347
Potentially dilutive securities - options	3,366	3,253	3,479	3,070
Potentially dilutive securities - restricted stock	1,077	2,000	1,536	2,000

Potentially dilutive securities - warrants	191	70	253	0

Total weighted average diluted shares	52,600	52,644	52,931	52,417

The dilutive effect of warrants to purchase common stock totaling 1,452,656, was not included in the computation of diluted earnings per share for the six months ended June 30, 2012 because the results would be anti-dilutive.

Note 10. Consolidated Variable Interest Entity

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earns management fees as compensation for its services. For the three months ended June 30, 2013, the management fee was $0.1 million. The Company is deemed to be the primary beneficiary of Arlington Fund. Consolidation of the financial results of Arlington Fund with the Company’s results of operations and statements of financial position began in April 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. For the three months ended June 30, 2013 interest expense on the Class B Notes totaled $0.2 million.

Although the Company consolidates all of the assets and liabilities of Arlington Fund, its maximum exposure to loss is limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items define the Company’s economic relationship with Arlington Fund but are eliminated upon consolidation. The Company manages the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to liquidate, the assets of Arlington Fund would not be available to the Company’s general creditors, and as a result, the Company does not consider Arlington Fund’s assets to be part of the Company. Conversely, the investors in the debt of Arlington Fund have no recourse to the Company’s general assets. Therefore, this debt is not the Company’s obligation.

As of June 30, 2013, the Company had purchased membership interests totaling $3.6 million in Arlington Fund and a third-party investor had purchased membership interests totaling $21.8 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund is characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

The following tables present the unconsolidated, stand alone balance sheet of Arlington Fund.

As of June 30, 2013
(unaudited) ($ in thousands)
Cash and cash equivalents	$457
Loans, net	84,329
Other assets	2,938

Total assets	$87,724

Credit facilities—Class A Notes	$51,185
Class B Notes payable	10,000
Class B Notes interest payable	185
Other liabilities	837

Total liabilities	62,207
Equity	25,517

Total equity and liabilities	$87,724

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

At June 30, 2013, the Company had $263.9 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $205.1 million and unfunded commitments related to delayed draw term loans were $52.3 million. $6.5 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $205.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2013, the Company categorized $149.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2013, the Company had $55.4 million of unfunded unrestricted revolving commitments.

During the three months ended June30, 2013, revolver usage averaged approximately 49%, which is in line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended June 30, 2013, revolving commitments decreased $14.4 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended June 30, 2013, delayed draw credit facility commitments increased $11.4 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at June 30, 2013 and December 31, 2012.

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Unused lines of credit	$263,874	$245,483
Standby letters of credit	5,443	4,497
Interest rate mitigation products	0	0

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$21,099	$21,099

Total assets recorded at fair value on a recurring basis	$0	$0	$21,099	$21,099

Nonrecurring Basis:
Loans, net	$0	$0	$46,614	$46,614
Loans held-for-sale, net	0	0	15,825	15,825

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$62,439	$62,439

At June 30, 2013, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At June 30, 2013, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the six months ended June 30, 2013, the Company released $3.3 million of specific allowance for credit losses related to “Loans, net” measured at fair value.

At June 30, 2013, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to third parties. The fair values of these loans are based on contractual selling prices, quoted market prices, cost or third-party appraisals.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at June 30, 2013.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,099	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	46,614	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Loans held-for-sale, net	15,825	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Total:	$83,538

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

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,127	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	99,500	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Loans held-for-sale, net	21,820	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Other real estate owned	13,012	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	10% - 20%

Total:	$155,459

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the six months ended June 30, 2013 or 2012.

For the three months ended June 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2013	$21,546
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	(503)
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2013	$21,099

For the three months ended June 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2012	$19,038
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	(760)
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2012	$18,335

For the six months ended June 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	113
Included in other comprehensive income	(141)
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2013	$21,099

For the six months ended June 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	113
Included in other comprehensive income	405
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2012	$18,335

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$83,847	$83,847	$27,212	$27,212
Restricted cash	229,490	229,490	208,667	208,667
Loans held-for-sale	20,894	20,906	51,602	51,602
Loans and leases, net	1,827,492	1,847,961	1,720,789	1,751,939
Investments in debt securities available-for-sale	21,099	21,099	21,127	21,127
Other assets	10,029	10,029	7,771	7,771
Financial liabilities:
Credit facilities	$300,902	$300,902	$229,941	$229,941
Term debt	1,316,870	1,299,843	1,221,764	1,173,635
Repurchase agreements	27,761	27,332	30,583	30,102

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2013 and December 31, 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

				Fair Value Measurements
June 30, 2013	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($in thousands)
Financial assets:
Loans and leases, net	$1,780,878	$1,801,347	$0	$0	$1,801,347
Loans held-for-sale	5,069	5,081	0	$0	5,081
Financial liabilities:
Term debt	1,316,870	1,299,843	0	1,299,843	0
Repurchase agreements	27,761	27,332	0	27,332	0

				Fair Value Measurements
December 31, 2012	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($in thousands)
Financial assets:
Loans and leases, net	$1,621,289	$1,652,439	$0	$0	$1,652,439
Loans held-for-sale	51,602	51,602	29,782	0	21,820
Financial liabilities:
Term debt	1,221,764	1,173,635	0	1,173,635	0
Repurchase agreements	30,583	30,102	0	30,102	0

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

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2013, the Fund’s asset management fees were $0.7 million and $1.5 million, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At June 30, 2013, the loan balance outstanding and amount of committed funds were $4.2 million and $6.2 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which one member of the Company’s Board of Directors is affiliated. At June 30, 2013, the loan balance outstanding and amount of committed funds were $12.8 million and $13.5 million, respectively.

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

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our three active national specialized lending platforms. We rely primarily on large banks for warehouse lines of credit to partially fund new loan origination and the capital markets for longer term funding through the issuance of asset-backed notes that are used to refinance bank lines and provide funding with matched duration for our leveraged loan portfolio.

Market conditions in targeted segments of the loan market generally strengthened in the second quarter after a significant fall-off in activity in the first quarter following a surge of refinancing, M&A and dividend recapitalization activity at the end of 2012. While loan demand and volumes improved, the loan markets remained highly liquid and competitive as a large part of loan volume represented refinancing of existing loans and demand for new financing for growth or acquisitions remained somewhat muted. We believe that modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and fund formation has led to a weaker pricing environment as lenders competed for a limited universe of deals. In this type of environment, our different lending platforms provide us the flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans weakened in the second quarter and loan demand among private equity firms in the lower middle market improved, we originated a higher proportion of loans to smaller companies during the quarter.

Conditions in our core funding markets showed continued improvement through most of the second quarter as fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The broader fixed income markets experienced some volatility at the end of the quarter following the Federal Reserve’s signal that it may curtail certain accommodative monetary policies; we believe this led investors to change their expectations about the future direction of interest rates. As a result, we believe that investors became more cautious about holding fixed rate debt, which led to capital flowing out of the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.

New CLO issuance exceeded $55 billion in 2012, exceeding most forecasts and 2011’s total of $12 billion by a significant margin. We believe that CLO issuance through June 2013 has already exceeded $44 billion. CLO credit spreads trended lower through most of the quarter, reflecting increased demand among a broadening investor base for the asset class. As a result, we believe marginal funding costs should continue to trend lower as market conditions continue to improve overall and remain supportive for us to issue new CLOs similar to the one we closed in December 2012. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to refinance $100 million of existing corporate debt through a new $200 million financing on significantly improved terms and at lower cost.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity improved in the second quarter after a slow start to 2013 when dividend recapitalization and leveraged buyout style acquisition activity among private equity firms declined sharply from a heightened level of activity in the fourth quarter of 2012.

Total middle market loan issuance in the second quarter was up from the first quarter with a combination of dividend recapitalizations and refinancing of existing loans as the dominant uses of proceeds. Loan demand derived from merger and acquisition activity and private equity deal volume improved, but remained modest in the second quarter and was generally in line with the second quarter of last year.

We originated nearly $320 million of new loans in the second quarter at yields that were generally below our historical averages for comparably rated loans, but better than yields on loans originated in the first quarter of 2013. Yields reflected a combination of continued pricing pressure in a muted M&A volume environment and a shift from the first quarter in the mix of origination to customized middle market loans that we believe offered better relative value. Pricing remained thin and leverage continued to trend higher in the broader loan market. Conditions in our primary target markets, however, improved somewhat with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We believe that demand for new middle market loans and credit products will continue to improve from these levels in the short-term as the pace of transaction activity continues to normalizes after the disruption caused by changes in the tax code and the volatility following the Federal Reserve’s recent signals that it plans to curtail certain of its accommodative monetary policies. Over the long-term, we also believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. We also believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and leases offered by NewStar and conditions in our lending markets will recover from a short-term pullback in the first quarter and improve over the remainder of the year.

Recent Developments

Business Initiative

On April 8, 2013, we announced as part of a broader asset management platform to fund new loan origination that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”), in partnership with an institutional investor to co-invest in leveraged finance loans originated by us. Arlington Fund subsequently formed and capitalized a new special-purpose investment subsidiary, NewStar Arlington Funding, LLC. Subsequent to March 31, 2013, Arlington Fund purchased a portfolio of senior secured loans with total credit commitments of approximately $30 million that were originated by us during the three months ended March 31, 2013 and December 31, 2012 which were classified as loans held for sale on our balance sheet in anticipation of the formation of Arlington Fund. As the managing member of Arlington Fund, NewStar retains full discretion over Arlington Fund’s investment decisions subject to usual and customary limitations and earns management fees as compensation for its services. Consolidation of the financial results of Arlington Fund with NewStar’s results of operations and statements financial position began in April 2013.

Liquidity

On May 13, 2013, we amended and restated our note agreement with Fortress Credit Corp. and further amended it on June 3, 2013 (as amended to date, the “Fortress Note Agreement”). The Fortress Note Agreement increased the size of the existing term loan facility to $200.0 million from $100.0 million, terminated the existing $25.0 million revolving credit facility, reduced the interest rate of the credit facility, and extended the maturity date with respect to $175.0 million of the facility five years to May 11, 2018 among other things.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination. Wells Fargo Bank, National Association (“Wells Fargo”) has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NewStar’s basic and diluted income per share for the three months ended June 30, 2013 was $0.12 and $0.11, respectively, and $0.25 and $0.22 for the six months ended June 30, 2013, respectively, on net income of $5.6 million and $11.8 million, respectively, compared to basic and diluted income per share for the three months ended June 30, 2012 of $0.12 and $0.11, respectively, and $0.25 and $0.22 for the six months ended June 30, 2012, respectively, on net income of $5.6 million and $11.7 million, respectively. Our managed loan portfolio was $2.4 billion at June 30, 2013 compared to $2.4 billion at December 31, 2012. As of June 30, 2013, loans owned by Arlington Fund and the NCOF were $85.0 million and $446.4 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 7.33% and 6.98% for the three and six months ended June 30, 2013 and 6.35% and 6.38% for the three and six months ended June 30, 2012. The increase in loan portfolio yield from 2012 to 2013 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to June 30, 2012, the recognition of deferred paid-in-kind interest on certain impaired loans, and the average yield on loans which were repaid subsequent to June 30, 2012 was lower than the average yield on loans in our total loan portfolio. Additionally, subsequent to June 30, 2012, the outstanding balance of lower yielding commercial real estate loans decreased $88.7 million. The portfolio yield for accruing loans was 7.56% and 7.24% for the three and six months ended June 30, 2013.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 4.68% and 4.44% for the three and six months ended June 30, 2013 and 4.21% and 4.26% for the three and six months ended June 30, 2012. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three and six months ended June 30, 2012 were non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 47.77% and 50.57% for the three and six months ended June 30, 2013 and 57.65% and 51.11% for the three and six months ended June 30, 2012. The decrease in our efficiency ratio for 2013 was primarily due to an increase in operating expenses, partially offset by an increase in net interest income.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 2.07% at June 30, 2013 and 2.78% as of December 31, 2012. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, positive credit migration, improving economic conditions, and charge offs of impaired loans. During the three and six months ended June 30, 2013, we recorded $6.5 million and $6.9 million of net specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $10.9 million and $16.1 million. At June 30, 2013, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $18.2 million. At December 31, 2012, the specific allowance for credit losses was $30.2 million, and the general allowance for credit losses was $19.8 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.15% as of June 30, 2013 as compared to 3.59% as of December 31, 2012. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 0.65% as of June 30, 2013 as compared to 1.17% as of December 31, 2012. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 2.49% as of June 30, 2013 and 4.05% as of December 31, 2012. As of June 30, 2013 and December 31, 2012, the aggregate outstanding balance of non-accrual loans was $46.9 million and $72.7 million, respectively and total outstanding loans and leases held for investment was $1.9 billion and $1.8 billion, respectively. The decline in non-accrual loans during the six months ended June 30, 2013, was primarily the result of the resolution of loans classified as non-accrual at December 31, 2012. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.17% as of June 30, 2013 and 4.77% as of December 31, 2012. As of June 30, 2013 and December 31, 2012, the sum of the aggregate outstanding balance of non-performing assets was $60.1 million and $86.3 million, respectively. The decline in non-performing assets during the six months ended June 30, 2013, was primarily the result of the resolution of assets classified as non-accrual at December 31, 2012.We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge-off rate (end of period loans and leases)

Net charge-off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge-off rate was 2.32% and 1.72% for the three and six months ended June 30, 2013, respectively, and 1.97% and 1.30% for the three and six months ended June 30, 2012. Charge-offs during the three and six months ended June 30, 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge-off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 2.25% and 1.72% for the three and six months ended June 30, 2013, respectively, and 1.88% and 1.27% for the three and six months ended June 30, 2012, respectively. Charge-offs during the three and six months ended June 30, 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.04% and 1.11% for the three and six months ended June 30, 2013, respectively, and 1.10% and 1.17% for the three and six months ended June 30, 2012, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.75% and 3.95% for the three and six months ended June 30, 2013, respectively, and 3.93% and 4.12% for the three and six months ended June 30, 2012, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Net interest income:
Interest income	$34,891	$30,611	$65,031	$60,133
Interest expense	9,908	9,180	19,095	17,533

Net interest income	24,983	21,431	45,936	42,600
Provision for credit losses	4,330	159	5,048	3,040

Net interest income after provision for credit losses	20,653	21,272	40,888	39,560

Non-interest income:
Fee income	1,183	1,069	1,541	2,324
Asset management income	652	727	1,379	1,470
Loss on derivatives	(45)	(186)	(86)	(201)
Gain (loss) on sale of loans	45	32	72	(418)
Other income (loss)	(374)	163	1,658	1,415

Total non-interest income	1,461	1,805	4,564	4,590

Operating expenses:
Compensation and benefits	8,735	8,067	17,615	15,269
General and administrative expenses	4,034	5,291	8,065	8,784

Total operating expenses	12,769	13,358	25,680	24,053

Operating income before income taxes	9,345	9,719	19,772	20,097
Results of Consolidated Variable Interest Entity
Interest income	900	—	900	—
Interest expense – credit facilities	334	—	334	—
Interest expense – Fund membership interest	349	—	349	—
Other income	16	—	16	—
Operating expenses	4	—	4	—

Net results from Consolidated Variable Interest Entity	229	—	229	—
Income before income taxes	9,574	9,719	20,001	20,097
Income tax expense	3,930	4,102	8,203	8,398

Net income	$5,644	$5,617	$11,798	$11,699

Comparison of the Three Months Ended June 30, 2013 and 2012

Interest income. Interest income increased $5.2 million, to $35.8 million for the three months ended June 30, 2013 from $30.6 million for the three months ended June 30, 2012. The increase was primarily due to an increase in average balance of our interest earning assets to $2.2 billion from $2.0 billion, an increase in the yield on average interest earning assets to 6.65% from 6.02%, primarily due to an increase in contractual interest rates from new loan origination and re-pricings subsequent to June 30, 2012, the recognition of $2.0 million of deferred paid-in-kind interest on certain impaired loans, the acceleration of amortization deferred fees from loans that paid off during the three months ended June 30, 2013, and the consolidation of interest income from Arlington Fund.

Interest expense. Interest expense increased to $10.6 million for the three months ended June 30, 2013 from $9.2 million for the three months ended June 30, 2012. The increase is primarily due to an increase in the average balance of our interest bearing liabilities and the increase in the average cost of funds, the additional $100.0 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin increased to 4.68% for the three months ended June 30, 2013 from 4.21% for the three months ended June 30, 2012. The increase in net interest margin was primarily due to an increase in the yield on average interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, and the acceleration of amortization deferred fees from loans that paid off during the three months ended June 30, 2013, partially offset by an increase in our average interest bearing liabilities, and an increase in average cost of funds. The net interest spread, which represents the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.86% from 3.47%. At June 30, 2013, 81% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,159,458	$35,791	6.65%	$2,045,907	$30,611	6.02%
Total interest bearing liabilities	1,519,807	10,591	2.80	1,447,422	9,180	2.55

Net interest spread		$25,200	3.85%		$21,431	3.47%

Net interest margin			4.68%			4.21%

Provision for credit losses. The provision for credit losses increased to $4.3 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. The increase in the provision was primarily due to an increase of $3.9 million of net specific provisions recorded during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. During the three months ended June 30, 2013, we recorded net specific provisions for impaired loans of $6.5 million compared to $2.6 million recorded during the three months ended June 30, 2012. The increase in the net specific component of the provision for credit losses was primarily due to the resolution of certain impaired loans which were subsequently charged off. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at June 30, 2013 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of June 30, 2013, we had impaired loans with an aggregate outstanding balance of $296.2 million. Impaired loans with an aggregate outstanding balance of $248.5 million have been restructured and classified as troubled debt restructurings. At June 30, 2013, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $153.5 million. As of June 30, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income decreased $0.3 million, to $1.5 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012. The decrease is primarily due to a $1.9 million loss on the value of equity interests in certain impaired borrowers, a net $0.2 million net loss on equity method of accounting interests, partially offset by $0.7 million of one-time proceeds from a revenue sharing agreement with one of our borrowers and $0.6 million of net income from our other real estate owned properties. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Operating expenses. Operating expenses decreased $0.6 million to $12.8 million for the three months ended June 30, 2013 from $13.4 million for the three months ended June 30, 2012. General and administrative expenses decreased $1.3 million due primarily to a decrease in loan workout costs of $2.3 million, partially offset by $0.9 million of operating expenses from our other real estate owned properties. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations. Employee compensation and benefits increased $0.7 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense.

Results of Consolidated Variable Interest Entity. On April 8, 2013, we announced that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by NewStar. As the managing member of Arlington Fund, we retain full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earn management fees as compensation for our services. Consolidation of the financial results of Arlington Fund with NewStar’s results of operations and statements financial position began in April 2013.

Income taxes. For the three months ended June 30, 2013 and 2012, we provided for income taxes based on an effective tax rate of 41% and 42%, respectively. Our tax rate for the three months ended June 30, 2013, reflects the consolidation of the results of our variable interest entities.

As of June 30, 2013 and December 31, 2012, we had net deferred tax assets of $32.1 million and $42.5 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2013. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2013. As of June 30, 2013, our deferred tax asset was primarily comprised of $20.4 million related to our allowance for credit losses and $8.3 million related to equity compensation.

Comparison of the Six Months Ended June 30, 2013 and 2012

Interest income. Interest income increased $5.8 million, to $65.9 million for the six months ended June 30, 2013 from $60.1 million for the six months ended June 30, 2012. The increase was primarily due to an increase in average balance of our interest earning assets to $2.1 billion from $2.0 billion, an increase in the yield on average interest earning assets to 6.34% from 6.01% primarily due to an increase in contractual interest rates from new loan origination and re-pricings subsequent to June 30, 2012, , the recognition of $2.0 million of deferred paid-in-kind interest on certain impaired loans, the acceleration of amortization deferred fees from loans that paid off during the six months ended June 30, 2013, and the consolidation of interst income from Arlington Fund.

Interest expense. Interest expense increased to $19.8 million for the six months ended June 30, 2013 from $17.5 million for the six months ended June 30, 2012. The increase is primarily due to an increase in the average balance of our interest bearing liabilities and an increase in the average cost of funds, the additional $100.0 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin increased to 4.44% for the six months ended June 30, 2013 from 4.26% for the six months ended June 30, 2012. The increase in net interest margin was primarily due to an increase in the yield on average interest earning assets, , the recognition of deferred paid-in-kind interest on certain impaired loans, and the acceleration of amortization deferred fees from loans that paid off during the six months ended June 30, 2013, partially offset by an increase in our average interest bearing liabilities, and an increase in average cost of funds. The net interest spread, which represents the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 3.67% from 3.49%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,097,311	$65,931	6.34%	$2,011,397	$60,133	6.01%
Total interest bearing liabilities	1,485,308	19,778	2.69	1,399,413	17,533	2.52

Net interest spread		$46,153	3.65%		$42,600	3.49%

Net interest margin			4.44%			4.26%

Provision for credit losses. The provision for credit losses increased to $5.0 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012. The increase in the provision was primarily due to an increase of $2.7 million of net specific provisions recorded during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, we recorded net specific provisions for impaired loans of $6.9 million compared to $4.2 million recorded during the six months ended June 30, 2012. The increase in the net specific component of the provision for credit losses was primarily due the resolution of certain impaired loans which were subsequently charged off. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

Non-interest income. Non-interest income was $4.6 million for the six months ended June 30, 2013 equal to $4.6 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, other income primarily consisted of $0.9 million of unused fees, $0.7 million of one-time proceeds from a revenue sharing agreement with one of our borrowers, $1.3 million of net income from our other real estate owned properties, a net $0.7 million net gain on equity method of accounting interests, and a $1.9 million loss on the value of equity interests in certain impaired borrowers. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Operating expenses. Operating expenses increased $1.6 million, to $25.7 million for the six months ended June 30, 2013 from $24.1 million for the six months ended June 30, 2012. Employee compensation and benefits increased $2.3 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense. General and administrative expenses decreased $0.7 million due primarily to a decrease of $3.0 million in loan workout costs, partially offset by a $2.2 million of operating expenses from our other real estate owned properties. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

Results of Consolidated Variable Interest Entity. On April 8, 2013, we announced that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by NewStar. As the managing member of Arlington Fund, we retain full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earn management fees as compensation for our services. Consolidation of the financial results of Arlington Fund with NewStar’s results of operations and statements financial position began in April 2013.

Income taxes. For the six months ended June 30, 2013 and 2012, we provided for income taxes based on an effective tax rate of 41% and 42%, respectively. Our tax rate for the six months ended June 30, 2013, reflects the consolidation of the results of our variable interest entities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. In April 2013, we established a new $300.0 million managed leveraged credit investment fund to partially fund middle market loan origination and is expected to add approximately $300 million to assets under management.

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

During the second quarter of 2013, the U.S. economy experienced some volatility, but grew modestly despite concerns surrounding possible Federal Reserve tapering of its quantitative easing program, potential rising rates and a slowdown in China. This expansion was reflected in the improving performance of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue as Treasury and investment grade bond rates remain relatively low and investors focus on allocating capital to riskier higher yielding, fixed and floating rate asset classes in order to achieve yield targets. The larger, more liquid segments of the securitization markets also continued to display strength, though volume and pricing deteriorated slightly relative to the first quarter of 2013. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have improved year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of June 30, 2013 and December 31, 2012, we had $83.8 million and $27.2 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $229.5 million and $208.7 million of restricted cash as of June 30, 2013 and December 31, 2012, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2013, we could use $42.8 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2013.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2013, we had impaired loans with an aggregate outstanding balance of $296.2 million. Impaired loans with an aggregate outstanding balance of $248.5 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $46.9 million were on non-accrual status. During the six months ended June 30, 2013, $16.1 million of loans were charged-off. Impaired loans of $21.6 million were greater than 60 days past due and classified as delinquent. During the six months ended June 30, 2013, we recorded $6.9 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $4.1 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of June 30, 2013 and December 31, 2012 was $38.4 million and $49.6 million, respectively, or 2.04% and 2.76% of loans and leases, gross, respectively. As of June 30, 2013, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.07%.

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

Activity in the allowance for loan losses for the six months ended June 30, 2013 and for the year ended December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	($ in thousands)
Balance as of beginning of period	$49,636	$63,700
General provision for loan and lease losses	(2,022)	(3,918)
Specific provision for loan losses	6,868	16,653
Net charge offs	(16,053)	(26,799)

Balance as of end of period	38,429	49,636
Allowance for losses on unfunded loan commitments	530	328

Allowance for credit losses	$38,959	$49,964

During the six months ended June 30, 2013 we recorded a total provision for credit losses of $5.0 million. The Company decreased its allowance for credit losses to 2.07% of gross loans at June 30, 2013 compared to 2.78% at December 31, 2012.

Borrowings and Liquidity

As of June 30, 2013 and December 31, 2012, we had outstanding borrowings totaling $1.6 billion and $1.5 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of June 30, 2013, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$747,000	$300,902	$446,098	2015 – 2019
Term debt (1)	1,295,079	1,295,079	––	2017 – 2023
Repurchase agreement	27,761	27,761	––	2016
Subordinated debt – Fund membership interest	21,791	21,791	––

Total	$2,091,631	$1,645,533	$446,098

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At June 30, 2013, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of June 30, 2013 we had five credit facilities: (i) a $175 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $150.0 million revolving credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) to fund leveraged finance loans, (iii) a $125 million credit facility with DZ Bank to fund asset-based loans, (iv) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of June 30, 2013, Arlington Fund had one credit facility, consisting of a $147.0 of Class A Notes with Wells Fargo and $28.0 million of Class B Notes with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

We have a $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $0 and unamortized deferred financing fees of $3.2 million as of June 30, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At June 30, 2013, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

We have a $150.0 million credit facility agreement with NATIXIS that had an outstanding balance of $128.4 million and unamortized deferred financing fees of $2.0 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum, which was 2.33% at June 30, 2013. This credit facility has a reinvestment period ending on August 16, 2013 and matures on February 16, 2019. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations and failure to meet overcollateralization tests.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $86.3 million and unamortized fees of $1.0 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

We have a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $29.0 million and unamortized deferred financing fees of $0.5 million as of June 30, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of June 30, 2013, the credit facility had an outstanding balance of $6.0 million.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and we have committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The liability under the Class B notes is eliminated in consolidation in accordance with GAAP.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. The credit facility, as amended, consists of a $200.0 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $70.0 million (the “Initial Funding”), and two subsequent borrowings, of $5.0 million (the “Delay Draw Term A”) and $25.0 million (the “Delay Draw Term B”). The Existing Funding, the Initial Funding, and the Delay Draw Term A mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%.

We are permitted to use the proceeds of borrowings under the credit facility for general corporate purposes including, but not limited to, funding loans, working capital, paying down outstanding debt, acquisitions and repurchasing capital stock and dividend payments up to $37.5 million. The $37.5 million may be adjusted upward by the amount of fiscal year-end net income excluding depreciation and amortization expense.

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of June 30, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.6 million.

Subordinated debt – Fund membership interest

As of June 30, 2013, we had purchased membership interests totaling $3.6 million in Arlington Fund and a third-party investor had purchased membership interests totaling $21.8 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund is characterized as debt in our consolidated statement of financial position. We apply an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation,we eliminate the economic results of our related portion of the membership interests and the applied interest expense from our results of operations and statements of financial position.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At June 30, 2013, the $79.2 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $110.7 million. At June 30, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2012, we repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We may receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2005 CLO Trust dated April 13, 2013 identified $74.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. As of the April 13, 2013 report, the cumulative amount redirected was $20.4 million. We may have additional defaults in the 2005 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$3,567	0.28%	AAA/Aaa/AAA
Class A-2	80,477	1,821	0.30	AAA/Aaa/AAA
Class B	18,750	18,683	0.50	AA+/Aa1/AA
Class C	39,375	39,233	0.85	B+/A2/BB
Class D	24,375	8,424	1.50	CCC-/Ba2/CCC
Class E	24,375	7,471	4.75	CCC-/Caa3/CC

Total notes	343,352	79,199

	Notes and certificates originally issued	Outstanding balance June 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$110,737

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes to the ratings shown above and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At June 30, 2013, the $231.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $275.1 million. At June 30, 2013, deferred financing fees were $0.2 million. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated July 13, 2013 identified $22.8 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, we elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the July 13, 2013 quarterly report, the entire $22.8 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$150,063	0.27%	AA+/Aaa/AAA
Class A-2	40,000	20,083	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	B+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC+/Ba1/BB

Total notes	456,250	231,396
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$275,146

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2013, the $521.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $575.2 million. At June 30, 2013, deferred financing fees were $1.7 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$317,889	0.24%	AA+/Aaa/AAA
Class A-2	100,000	100,000	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa1/AA
Class C	58,500	58,293	1.30	BBB+/A2/A
Class D	27,000	21,000	2.30	BB-/Baa2/BBB+

Total notes	546,000	521,182
Class E (trust certificates)	29,100	29,100	4.00	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$575,182

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At June 30, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2013, deferred financing fees were $3.3 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2013	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. The facility accrues interest at a variable rate per annum, which was 5.20% as of June 30, 2013. As of June 30, 2013, unamortized deferred financing fees were $1.0 million and the outstanding balance was $27.8 million. During the six months ended June 30, 2013, we made principal payments totaling $2.8 million. As part of the agreement, there is a minimum aggregate interest margin payment of $8.4 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2013, we had repurchased 17,665 shares of our common stock under the program at a weighted average price per share of $12.22.

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

At June 30, 2013, we had $263.9 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $205.1 million and unfunded commitments related to delayed draw term loans were $52.3 million. $6.5 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $205.1 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2013, we categorized $149.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2013, we had $55.4 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2013, revolver usage averaged approximately 49%, which is line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended June 30, 2013, revolving commitments decreased $14.4 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended June 30, 2013, delayed draw credit facility commitments increased $11.4 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2013 we had $5.4 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At June 30, 2013 and December 31, 2012, the fair value of the interest rate mitigation products was $0.

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

As of June 30, 2013 and December 31, 2012, investments in debt securities available-for-sale totaled $21.1million at the end of each period. At June 30, 2013, our net unrealized gain on those debt securities totaled $0.01 million and at December 31, 2012, our net unrealized gain totaled $0.2 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of June 30, 2013, approximately 2% of the loans in our portfolio were at fixed rates and approximately 98% were at variable rates. Additionally, for the loans at variable rates, approximately 81% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2013. Our modeling is based on contractual terms and does not consider prepayment or changes in our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$7,850
Increase of	100	(7,280)
Increase of	200	(4,430)
Increase of	300	370

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.5 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward. The inflection point as of June 30, 2013 was estimated to be 1.49%.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2013	265	$13.28	––	$10,000,000
May 1-31, 2013	911,973	11.88	12,600	9,847,282
June 1-30, 2013	5,521	12.55	5,065	9,784,055

Three months ended June 30, 2013	917,759	$11.89	17,665	$9,784,055

(1)	The Company repurchased 17,665 shares during the period pursuant to the share repurchase program that we announced on November 19, 2012. Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	These columns include the acquisition of an aggregate of 900,094 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.
(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Loan and Security Agreement, dated as of April 4, 2013, by and among the Company, NewStar Arlington Funding LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 8, 2013 and incorporated herein by reference.

10(b)(1)	Second Amended and Restated Note Agreement, dated as of May 13, 2013, by and among the Company, the holders from time to time party hereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 16, 2013 and incorporated herein by reference.

10(b)(2)	First Amendment to the Second Amended and Restated Note Agreement, dated as of June 3, 2013, by and among the Company, the holders from time to time party hereto, and Fortress Credit Corp.	Filed herewith.

10(c)	Second Amendment to the Revolving Credit and Security Agreement, dated as of May 17, 2013, by and among NewStar Commercial Loan Funding 2012-1 LLC, Versailles Assets LLC, NATIXIS, New York Branch, and the Company.	Filed herewith.

10(d)	Separation Agreement and General Release effective as of June 4, 2013 by and between the Company and David R. Dobies.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

NEWSTAR FINANCIAL, INC.

Date: August 7, 2013	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)	Loan and Security Agreement, dated as of April 4, 2013, by and among the Company, NewStar Arlington Funding LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 8, 2013 and incorporated herein by reference.

10(b)(1)	Second Amended and Restated Note Agreement, dated as of May 13, 2013, by and among the Company, the holders from time to time party hereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 16, 2013 and incorporated herein by reference.

10(b)(2)	First Amendment to the Second Amended and Restated Note Agreement, dated as of June 3, 2013, by and among the Company, the holders from time to time party hereto, and Fortress Credit Corp.	Filed herewith.

10(c)	Second Amendment to the Revolving Credit and Security Agreement, dated as of May 17, 2013, by and among NewStar Commercial Loan Funding 2012-1 LLC, Versailles Assets LLC, NATIXIS, New York Branch, and the Company.	Filed herewith.

10(d)	Separation Agreement and General Release effective as of June 4, 2013 by and between the Company and David R. Dobies.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101*	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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