Form 10-Q
period 2013-09-30
NewStar Financial, Inc.
filed 2013-11-06
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 48,670,415 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$87,972	$27,212
Restricted cash	274,299	208,667
Investments in debt securities, available-for-sale	22,032	21,127
Loans held-for-sale, net	15,793	51,602
Loans and leases, net	1,828,193	1,720,789
Deferred financing costs, net	21,949	19,064
Interest receivable	9,952	9,003
Property and equipment, net	323	433
Deferred income taxes, net	30,658	42,463
Income tax receivable	8,102	4,311
Other assets	32,181	52,399

Subtotal	2,331,454	2,157,070
Assets of Consolidated Variable Interest Entity:
Restricted cash	2,009	0
Loans, net	129,218	0
Deferred financing costs, net	1,011	0
Interest receivable	898	0
Other assets	4,290	0

Total assets of Consolidated Variable Interest Entity	137,426	0

Total assets	$2,468,880	$2,157,070

Liabilities:
Credit facilities	$162,280	$229,941
Term debt	1,502,700	1,221,764
Repurchase agreements	27,476	30,583
Accrued interest payable	3,182	3,330
Accounts payable	1,486	404
Other liabilities	42,585	76,231

Subtotal	1,739,709	1,562,253
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	93,048	0
Accrued interest payable – credit facilities	368	0
Subordinated debt - Fund membership interest	25,061	0
Accrued interest payable – Fund membership interest	766	0

Total liabilities of Consolidated Variable Interest Entity	119,243	0

Total liabilities	1,858,952	1,562,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	September 30, 2013	December 31, 2012
	(unaudited)
	($ in thousands, except share and par value amounts)
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2013 and 2012;
Shares outstanding 48,670,677 in 2013 and 49,311,008 in 2012	487	493
Additional paid-in capital	654,003	646,299
Accumulated deficit	(3,149)	(20,726)
Common stock held in treasury, at cost $0.01 par value; 4,602,239 in 2013 and 3,646,290 in 2012	(42,576)	(31,243)
Accumulated other comprehensive income (loss), net	505	(6)

Total NewStar Financial, Inc. stockholders’ equity	609,270	594,817
Retained earnings of Consolidated Variable Interest Entity	658	0

Total stockholders’ equity	609,928	594,817

Total liabilities and stockholders’ equity	$2,468,880	$2,157,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$30,370	$30,812	$95,401	$90,945
Interest expense	11,703	9,074	30,798	26,607

Net interest income	18,667	21,738	64,603	64,338
Provision for credit losses	2,381	3,712	7,429	6,752

Net interest income after provision for credit losses	16,286	18,026	57,174	57,586
Non-interest income:
Fee income	1,050	1,074	2,591	3,398
Asset management income – related party	592	718	1,971	2,188
Loss on derivatives	(45)	(57)	(131)	(258)
Gain (loss) on sale of loans	0	0	72	(418)
Other income	3,534	1,451	5,192	2,866

Total non-interest income	5,131	3,186	9,695	7,776
Operating expenses:
Compensation and benefits	7,405	7,832	25,020	23,101
General and administrative expenses	4,120	2,843	12,185	11,627

Total operating expenses	11,525	10,675	37,205	34,728

Operating income before income taxes	9,892	10,537	29,664	30,634
Results of Consolidated Variable Interest Entity:
Interest income	1,991	0	2,891	0
Interest expense – credit facilities	692	0	1,026	0
Interest expense – Fund membership interest	433	0	782	0
Other income	18	0	34	0
Operating expenses	10	0	14	0

Net results from Consolidated Variable Interest Entity	874	0	1,103	0
Income before income taxes	10,766	10,537	30,767	30,634
Income tax expense	4,329	4,471	12,532	12,869

Net income	$6,437	$6,066	$18,235	$17,765

Basic income per share	$0.13	$0.13	$0.38	$0.38
Diluted income per share	0.12	0.11	0.34	0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share amounts)
Net income	$6,437	$6,066	$18,235	$17,765
Other comprehensive income, net of tax:
Net unrealized securities gains, net of tax expense of $359,$969,$298 and $1,136, respectively	519	1,442	439	1,680
Net unrealized derivative gains, net of tax expense of $16, $23,$56 and $93, respectively	21	35	72	117

Other comprehensive income	540	1,477	511	1,797

Comprehensive income	$6,977	$7,543	$18,746	$19,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$0	$594,817
Net income	0	0	17,577	0	0	658	18,235
Other comprehensive income	0	0	0	0	511	0	511
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	(8)	8	0	(11,117)	0	0	(11,117)
Tax benefit from vesting of restricted common stock awards	0	3,882	0	0	0	0	3,882
Repurchase of common stock	0	0	0	(216)	0		(216)
Exercise of common stock options	1	309	0	0	0	0	310
Amortization of restricted common stock awards	0	3,415	0	0	0	0	3,415
Amortization of stock option awards	0	91	0	0	0	0	91

Balance at September 30, 2013	$487	$654,003	$(3,149)	$(42,576)	$505	$658	$609,928

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2012	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$0	$563,762
Net income	0	0	17,765	0	0	0	17,765
Other comprehensive income	0	0	0	0	1,797	0	1,797
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(40)	0	0	(40)
Tax benefit from vesting of restricted common stock awards	0	98	0	0	0	0	98
Repurchase of common stock	(2)	2	0	(2,596)	0	0	(2,596)
Exercise of common stock options	1	663	0	0	0	0	664
Amortization of restricted common stock awards	0	4,813	0	0	0	0	4,813
Amortization of stock option awards	0	373	0	0	0	0	373

Balance at September 30, 2012	$494	$641,337	$(26,938)	$(28,056)	$(201)	$0	$586,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$18,235	$17,765
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	7,429	6,752
Depreciation and amortization and accretion	(9,219)	(6,539)
Amortization of debt issuance costs	4,877	3,223
Equity compensation expense	3,507	5,186
Loss (gain) on sale of loans	(72)	418
Gain on repurchase of debt	(442)	(2,215)
Losses (gains) from equity method investments	(988)	629
Losses on other real estate owned	0	324
Net change in deferred income taxes	11,805	1,466
Loans held-for-sale originated	(26,752)	(81,979)
Proceeds from sale and repayment of loans held-for-sale	62,561	71,723
Net change in interest receivable	(949)	940
Net change in other assets	17,548	(6,328)
Net change in accrued interest payable	(148)	324
Net change in accounts payable and other liabilities	(33,039)	43,216
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	99	0
Depreciation and amortization and accretion	(126)	0
Net change in interest receivable	(898)	0
Net change in other assets	(4,290)	0
Net change in accrued interest payable	1,134	0

Net cash provided by operating activities	50,272	54,905

Cash flows from investing activities:
Net change in restricted cash	(65,632)	(67,572)
Net change in loans	(104,341)	(62,531)
Acquisition of property and equipment	(86)	(167)
Consolidated Variable Interest Entity:
Net change in loans	(130,149)	0
Net change in restricted cash	(2,009)	0

Net cash used in investing activities	(302,217)	(130,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	309	663
Tax benefit from vesting of restricted stock	3,882	98
Borrowings on credit facilities	739,143	410,978
Repayment of borrowings on credit facilities	(806,804)	(229,371)
Issuance of term debt	303,600	0
Borrowings on term debt	172,572	93,400
Repayment of borrowings on term debt	(194,794)	(154,337)
Repayment of borrowings on repurchase agreements	(3,107)	(24,090)
Payment of deferred financing costs	(7,762)	(3,632)
Purchase of treasury stock	(11,333)	(2,636)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	98,548	0
Repayment of borrowings on credit facilities	(5,500)	0
Borrowings on subordinated debt	25,061	0
Payment of deferred financing costs	(1,110)	0

Net cash provided by financing activities	312,705	91,073

Net increase in cash during the period	60,760	15,708
Cash and cash equivalents at beginning of period	27,212	18,468

Cash and cash equivalents at end of period	$87,972	$34,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Supplemental cash flows information:
Interest paid	$31,620	$26,284
Taxes paid	943	10,809
Increase in fair value of investments in debt securities	737	2,816
Transfer of asset to OREO	0	14,884
Transfer of loans, net to loans held-for-sale	0	14,587

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including NewStar Arlington Fund LLC (“Arlington Fund”), a credit fund managed by the Company formed in April 2013) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At September 30, 2013 loans held-for-sale were $15.8 million and consisted of leveraged finance loans to two borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2013 and December 31, 2012, loans held-for-sale consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$15,829	$52,120

Gross loans	15,829	52,120
Deferred loan fees, net	(36)	(518)

Total loans, net	$15,793	$51,602

The Company sold loans with an outstanding balance totaling $28.5 million for an aggregate gain of $0.1 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) or the Arlington Fund during the nine months ended September 30, 2013. The Company sold loans with an aggregate outstanding balance of $33.1 million for a loss of $0.4 million to entities other than the NCOF during the nine months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, loans and leases consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$1,626,181	$1,422,415
Business Credit	277,657	196,952
Real Estate	110,211	177,478

Gross loans and leases	2,014,049	1,796,845
Deferred loan fees, net	(16,641)	(26,420)
Allowance for loan and lease losses	(39,997)	(49,636)

Total loans and leases, net	$1,957,411	$1,720,789

As of September 30, 2013 and December 31, 2012, Equipment Finance leases totaled $29.4 million and $17.3 million, respectively, and are included in the Business Credit balances.

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of September 30, 2013, $210.4 million of the Company’s loans were classified as “Criticized”, including $184.5 million of the Company’s impaired loans, and $1.8 billion were classified as “Pass”. As of December 31, 2012, $267.2 million of the Company’s loans were classified as “Criticized”, including $237.6 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”.

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

As of September 30, 2013, the Company had impaired loans with an aggregate outstanding balance of $310.8 million. Impaired loans with an aggregate outstanding balance of $263.9 million have been restructured and classified as TDR. As of September 30, 2013, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $6.9 million. Impaired loans with an aggregate outstanding balance of $41.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and nine months ended September 30, 2013, the Company charged off $0.9 and $14.9 million, respectively, of outstanding non-accrual loans. During the nine months ended September 30, 2013, the Company placed loans with an aggregate outstanding balance of $14.6 million on non-accrual status and took loans with an aggregate outstanding balance of $17.8 million off of non-accrual status. During the three and nine months ended September 30, 2013, the Company recorded $2.4 million and $9.3 million, respectively, of net specific provisions for impaired loans. At September 30, 2013, the Company had a $22.4 million specific allowance for impaired loans with an aggregate outstanding balance of $147.4 million. At September 30, 2013, additional funding commitments for impaired loans totaled $22.4 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2013, $6.3 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $22.4 million specific allowance for impaired loans was $1.7 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate fair value of $13.0 million as of September 30, 2013 and as of December 31, 2012.

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

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
			($ in thousands)
September 30, 2013
Leveraged Finance	$238,848	$286,942	$117,830	$121,018
Business Credit	466	616	0	466
Real Estate	71,451	71,540	29,575	41,876

Total	$310,765	$359,098	$147,405	$163,360

December 31, 2012
Leveraged Finance	$214,359	$277,702	$131,261	$83,098
Business Credit	1,821	2,652	0	1,821
Real Estate	108,188	117,054	60,871	47,317

Total	$324,368	$397,408	$192,132	$132,236

During the three and nine months ended September 30, 2013 the Company recorded net partial charge-offs of $0.9 million and $16.9 million, respectively. During the three months ended September 30, 2012 the Company recorded recoveries of previously charged-off loans of $0.3 million. During the nine months ended September 30, 2012 the Company recorded net partial charge-offs of $11.8 million. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
September 30, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,387,333	$16,178	$277,191	$1,013	$38,760	$436
Individually evaluated (2)	238,848	18,657	466	0	71,451	3,713

Total	$1,626,181	$34,835	$277,657	$1,013	$110,211	$4,149

	Leveraged Finance		Business Credit		Real Estate
December 31, 2012	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,208,056	$18,063	$195,131	$707	$69,290	$653
Individually evaluated (2)	214,359	21,578	1,821	0	108,188	8,635

Total	$1,422,415	$39,641	$196,952	$707	$177,478	$9,288

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.0 based on the Company’s internally developed 12 point scale at September 30, 2013 and 5.1 at December 31, 2012.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	September 30, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$33,545	$66,407
Business Credit	466	1,821
Real Estate	7,648	4,458

Total	$41,659	$72,686

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2013 and December 31, 2012 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2013	$263,884	$175,621
December 31, 2012	$263,670	$145,328

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three and nine months ended September 30, 2013, the Company had partial charge-offs totaling $0 and $8.4 million, respectively related to loans previously classified as TDR. As of September 30, 2013, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended September 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$18,124	$18,124	$0
Business Credit	0	0	0
Real Estate	0	0	0

Total	$18,124	$18,124	$0

For the Nine Months Ended September 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$1,855
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$23,580	$23,580	$10,831

For the Year Ended December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$21,668
Business Credit	0	0	0
Real Estate	47,544	47,544	0

Total	$69,734	$69,734	$21,668

The following sets forth a breakdown of troubled debt restructurings at September 30, 2013 and December 31, 2012:

As of September 30, 2013	Accrual Status				For the nine months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$189,605	$32,402	$222,007	$18,190	$8,447
Business Credit	0	0	0	0	0
Real Estate	34,229	7,648	41,877	0	0

Total	$223,834	$40,050	$263,884	$18,190	$8,447

As of December 31, 2012	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$135,757	$57,703	$193,460	$18,475	$12,614
Business Credit	0	0	0	0	0
Real Estate	65,768	4,442	70,210	1,969	5,612

Total	$201,525	$62,145	$263,670	$20,444	$18,226

The Company classifies a loan as past due when it is over 60 days delinquent.

An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2013
Leveraged Finance	$0	$5,839	$5,839	$1,620,342	$1,626,181	$0
Business Credit	0	0	0	277,657	277,657	0
Real Estate	0	466	466	109,745	110,211	0

Total	$0	$6,305	$6,305	$2,003,744	$2,014,049	$0

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing

	($ in thousands)
December 31, 2012
Leveraged Finance	$2,997	$55,277	$58,274	$1,364,141	$1,422,415	$21,003
Business Credit	0	1,821	1,821	195,131	196,952	0
Real Estate	0	4,458	4,458	173,020	177,478	0

Total	$2,997	$61,556	$64,553	$1,732,292	$1,796,845	$21,003

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$32,166	$805	$5,988	$38,959
Provision for credit losses—general	137	232	(434)	(65)
Provision for credit losses—specific	3,849	0	(1,403)	2,446
Loans charged off, net of recoveries	(871)	(24)	0	(895)

Balance, end of period	$35,281	$1,013	$4,151	$40,445

Balance, end of period—specific	$18,657	$0	$3,713	$22,370

Balance, end of period—general	$16,624	$1,013	$438	$18,075

Average balance of impaired loans	$235,596	$703	$71,380	$307,679
Interest recognized from impaired loans	$4,510	$0	$688	$5,198
Loans and leases
Loans individually evaluated with specific allowance	$117,830	$0	$29,575	$147,405
Loans individually evaluated with no specific allowance	121,018	466	41,876	163,360
Loans acquired with deteriorating credit quality	0	0	0	0
Loans and leases collectively evaluated without specific allowance	1,387,333	277,191	38,760	1,703,284

Total loans and leases	$1,626,181	$277,657	$110,211	$2,014,049

	Nine Months Ended September 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(1,781)	330	(434)	(1,885)
Provision for credit losses—specific	11,598	2,402	(4,686)	9,314
Loans charged off, net of recoveries	(14,507)	(2,426)	(15)	(16,948)

Balance, end of period	$35,281	$1,013	$4,151	$40,445

Average balance of impaired loans	$238,290	$2,794	$71,569	$312,653
Interest recognized from impaired loans	$11,566	$80	$2,013	$13,659

	Three Months Ended September 30, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$43,975	$672	$10,687	$55,334
Provision for credit losses—general	(881)	6	(24)	(899)
Provision for credit losses—specific	4,834	0	(223)	4,611
Loans charged off, net of recoveries	305	0	0	305

Balance, end of period	$48,233	$678	$10,440	$59,351

Balance, end of period—specific	$32,382	$0	$5,280	$37,662

Balance, end of period—general	$15,851	$678	$5,160	$21,689

Average balance of impaired loans	$236,786	$2,393	$75,279	$314,458
Interest recognized from impaired loans	$3,722	$0	$1,079	$4,801
Loans
Loans individually evaluated with specific allowance	$153,370	$0	$43,503	$196,873
Loans individually evaluated with no specific allowance	73,557	0	39,394	112,951
Loans previously acquired with deteriorating credit quality	0	1,822	0	1,822
Loans collectively evaluated without specific allowance	1,219,361	195,002	122,309	1,536,672

Total loans and leases	$1,446,288	$196,824	$205,206	$1,848,318

	Nine Months Ended September 30, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$44,553	$374	$19,185	$64,112
Provision for credit losses—general	(950)	304	(1,404)	(2,050)
Provision for credit losses—specific	7,127	0	1,675	8,802
Loans charged off, net of recoveries	(2,497)	0	(9,016)	(11,513)

Balance, end of period	$48,233	$678	$10,440	$59,351

Average balance of impaired loans	$237,258	$2,620	$88,377	$328,255
Interest recognized from impaired loans	$10,914	$0	$2,456	$13,370

Included in the allowance for credit losses at September 30, 2013 and December 31, 2012 is an allowance for unfunded commitments of $0.4 million and $0.3 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the nine months ended September 30, 2013, the Company recorded a total provision for credit losses of $7.4 million. The Company decreased its allowance for credit losses to $40.4 million as of September 30, 2013 from $50.0 million at December 31, 2012. The Company had $16.9 million of net charge-offs of impaired loans with a specific allowance and reduced its allowance for credit losses by 77 basis points during the nine months ended September 30, 2013, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 15% as of September 30, 2013 and 19% as of December 31, 2012.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2013 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Collections on loans pledged to credit facilities	$85,408	$47,944
Principal and interest collections on loans held in trust and prefunding amounts	190,205	159,257
Customer escrow accounts	695	1,466

Total	$276,308	$208,667

As of September 30, 2013, the Company had the ability to use $11.6 million of restricted cash to fund new or existing loans. At December 31, 2012, $78.6 million of restricted cash was designated to fund loans for the Company’s 2012-2 CLO, which were funded during the three months ended March 31, 2013.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Investments in debt securities—gross	$25,298	$25,298
Unamortized discount	(4,154)	(4,322)

Investments in debt securities—amortized cost	$21,144	$20,976

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2013 and December 31, 2012 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2013:
Collateralized loan obligations	$21,144	$1,262	$(374)	$22,032

	$21,144	$1,262	$(374)	$22,032

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2012:
Collateralized loan obligations	$20,976	$1,105	$(954)	$21,127

	$20,976	$1,105	$(954)	$21,127

The Company did not sell any debt securities during the nine months ended September 30, 2013 and 2012.

The Company did not record any Other-Than-Temporary Impairment charges during the nine months ended September 30, 2013 and 2012.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	2	2
Fair value	$0	$8,259	$8,259
Amortized cost	0	8,633	8,633

Unrealized loss	$0	$374	$374

	December 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$13,247	$13,247
Amortized cost	0	14,201	14,201

Unrealized loss	$0	$954	$954

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2013 and December 31, 2012 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2013 and December 31, 2012 (maturities of asset-backed and mortgage-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	September 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	21,144	22,032	20,976	21,127

Total	$21,144	$22,032	$20,976	$21,127

Note 6. Borrowings

Credit Facilities

As of September 30, 2013 the Company had four credit facilities: (i) a $175 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of September 30, 2013, Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B notes is eliminated in consolidation in accordance with GAAP.

The Company has a $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $21.0 and unamortized deferred financing fees of $3.0 million as of September 30, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2013, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

The Company has a $125.0 million credit facility with DZ Bank that had an outstanding balance of $77.6 million and unamortized fees of $0.8 million as of September 30, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

The Company has a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $57.7 million and unamortized deferred financing fees of $0.4 million as of September 30, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $6.0 million and unamortized deferred financing fees of $1.0 million as of September 30, 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The Class A Notes had an outstanding balance of $93.0 million and unamortized deferred financing fees of $1.0 million as of September 30, 2013. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

The Company had a $175.0 million credit facility agreement with NATIXIS. Interest on this facility accrued at a variable rate per annum. On August 20, 2013, the Company entered into an amendment to this credit facility which among other things increased the commitment amount from $150.0 million to $175.0 million and extended the reinvestment period to the earlier of September 30, 2013 or the closing date of a collateralized loan obligation. The credit facility matures on February 16, 2019. On September 11, 2013, the credit facility was refinanced into the 2013-1 CLO Trust (see below) and borrowing under the credit facility was terminated.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of September 30, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.3 million.

Subordinated debt – Fund membership interest

As of September 30, 2013, the Company had purchased membership interests totaling $4.2 million in Arlington Fund and a third-party investor had purchased membership interests totaling $25.1 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. The Company remains the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. At September 30, 2013, the $56.7 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $88.3 million. At September 30, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2013, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, the Company repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. On October 25, 2013, the Company called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, the Company received a principal distribution of $9.2 million.

The Company received loan collateral management fees and excess interest spread. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2013 identified $84.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust was redirected and combined with recoveries and was used to repay a portion of the outstanding notes. As of the July 13, 2013 report, the cumulative amount redirected was $20.9 million.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2005 CLO Trust:
Class A-1	$156,000	$0	Libor + 0.28%	July 25, 2018	AAA/Aaa/AAA
Class A-2	80,477	0	Libor + 0.30%	July 25, 2018	AAA/Aaa/AAA
Class B	18,750	9,027	Libor + 0.50%	July 25, 2018	AA+/Aa1/AA
Class C	39,375	34,252	Libor + 0.85%	July 25, 2018	B+/A2/BB
Class D	24,375	5,979	Libor + 1.50%	July 25, 2018	CCC-/Ba2/CCC
Class E	24,375	7,471	Libor + 4.75%	July 25, 2018	CCC-/Caa3/CC

	$343,352	$56,729

(1)	The ratings were initially given in August 2005, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings and downgraded the Class D notes and Class E notes. The Fitch downgrade did not have a material impact on the 2005 CLO Trust. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded all of the notes. During the third quarter of 2010, Fitch downgraded the Class C notes, the Class D notes and the Class E notes to the ratings shown above. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes to the ratings shown above. Fitch affirmed its ratings during the third quarter of 2012. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes to the ratings shown above and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes (source: Bloomberg Finance L.P.).

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2013, the $180.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $224.5 million. At September 30, 2013, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2013 identified $22.7 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until the Company purchases such loans. During 2011, the Company elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the September 13, 2013 quarterly report, the entire $22.7 million had been redirected or repurchased. The Company may have additional defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$105,377	Libor +0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	14,103	Libor +0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	B+/Baa3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	CCC+/Ba1/BB

	$456,250	$180,730

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2013, the $498.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $552.3 million. At September 30, 2013, deferred financing fees were $1.5 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$300,514	Libor +0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	94,534	Libor +0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA/Aa1/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	BBB+/A2/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BB-/Baa2/BBB+

	$546,000	$498,341

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At September 30, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2013, deferred financing fees were $3.1 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied. The Company may have defaults in the 2012-2 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor +6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates in addition to the entire $32.6 million of subordinated notes. At September 30, 2013, the $303.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $365.0 million. At September 30, 2013, deferred financing fees were $5.6 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2013-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2013-1 CLO Trust may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied. The Company may have defaults in the 2013-1 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor +1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	0	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor +3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor +4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	September 20, 2023	BBB-/N/A

	$338,600	$303,600

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	($ in thousands)
Outstanding at end of period	$27,476	$30,583
Maximum outstanding at any month end	30,416	60,500
Average balance for the period	28,696	48,817
Weighted average rate at end of period	5.18%	5.21%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to

$15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.18% as of September 30, 2013. As of September 30, 2013, unamortized deferred financing fees were $1.1 million and the outstanding balance was $27.5 million. During the nine months ended September 30, 2013, the Company made principal payments totaling $3.1 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2013 and December 31, 2012, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2013		December 31, 2012
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	48,671	145,000	49,311

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

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of September 30, 2013, the Company had repurchased 17,665 shares of its common stock under the program at a weighted average price per share of $12.22.

Restricted Stock

During the nine months ended September 30, 2013, the Company issued 165,950 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 45,376 shares of restricted stock to certain members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the nine months ended September 30, 2013 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2012	2,418,860	$19,810
Granted	211,326	2,825
Vested	(2,126,149)	(17,013)
Forfeited	(20,295)	(242)

Non-vested as of September 30, 2013	483,742	$5,380

The Company’s compensation expense related to restricted stock was $0.7 million and $3.4 million, respectively, for the three and nine months ended September 30, 2013 and $1.7 million and $4.8 million, respectively, for the three and nine months ended September 30, 2012. The unrecognized compensation cost of $2.4 million at September 30, 2013 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2013 was as follows:

Options
Outstanding as of January 1, 2013	5,618,819
Granted	0
Exercised	(60,267)
Forfeited	(14,167)

Outstanding as of September 30, 2013	5,544,385

Vested as of September 30, 2013	5,543,551

Exercisable as of September 30, 2013	5,543,551

As of September 30, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. The Company’s compensation expense related to its stock options was $0 and $0.1 million, respectively, for the three and nine months ended September 30, 2013, and $0 and $0.4 million, respectively, for the three and nine months ended September 30, 2012.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net income	$6,437	$6,066	$18,235	$17,765
Denominator:
Denominator for basic income per common share	48,613	47,380	47,984	47,358

Denominator:
Denominator for diluted income per common share	48,613	47,380	47,984	47,358
Potentially dilutive securities - options	3,713	3,390	3,575	3,213
Potentially dilutive securities – restricted stock	0	2,000	1,018	2,000
Potentially dilutive securities - warrants	392	152	304	44

Total weighted average diluted shares	52,718	52,922	52,881	52,615

Note 10. Consolidated Variable Interest Entity

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earns management fees as compensation for its services. For the three and nine months ended September 30, 2013, the management fee was $0.2 million and $0.3 million, respectively. The Company is deemed to be the primary beneficiary of Arlington Fund. Consolidation of the financial results of Arlington Fund with the Company’s results of operations and statements of financial position began in April 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. For the three and nine months ended September 30, 2013 interest expense on the Class B Notes totaled $0.2 million and $0.4 million, respectively.

Although the Company consolidates all of the assets and liabilities of Arlington Fund, its maximum exposure to loss is limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items define the Company’s economic relationship with Arlington Fund but are eliminated upon consolidation. The Company manages the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to liquidate, the assets of Arlington Fund would not be available to the Company's general creditors, and as a result, the Company does not consider Arlington Fund's assets to be part of the Company. As such, the Company has not included these assets in its allowance for credit losses. Conversely, the investors in the debt of Arlington Fund have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

As of September 30, 2013, the Company had purchased membership interests totaling $4.2 million in Arlington Fund and a third-party investor had purchased membership interests totaling $25.1 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

The following tables present the unconsolidated, stand alone balance sheet of Arlington Fund.

As of September 30, 2013
(unaudited) ($ in thousands)
Restricted cash	$2,009
Loans, net	129,218
Other assets	6,199

Total assets	$137,426

Credit facilities – Class A Notes	$93,048
Class A Notes interest payable	368
Class B Notes payable	13,344
Class B Notes interest payable	128
Other liabilities	116

Total liabilities	107,004
Equity	30,422

Total equity and liabilities	$137,426

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

At September 30, 2013, the Company had $293.7 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $239.9 million and unfunded commitments related to delayed draw term loans were $45.7 million. $8.1 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $239.9 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2013, the Company categorized $179.5 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2013, the Company had $60.4 million of unfunded unrestricted revolving commitments.

During the three months ended September, 2013, revolver usage averaged approximately 46%, which is in line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2013, revolving commitments increased $44.8 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2013, delayed draw credit facility commitments increased $1.8 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at September 30, 2013 and December 31, 2012.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Unused lines of credit	$293,740	$245,483
Standby letters of credit	6,287	4,497
Interest rate mitigation products	0	0

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$22,032	$22,032

Total assets recorded at fair value on a recurring basis	$0	$0	$22,032	$22,032

Nonrecurring Basis:
Loans, net	$0	$0	$25,914	$25,914
Loans held-for-sale, net	0	0	15,793	15,793

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$41,707	$41,707

At September 30, 2013, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At September 30, 2013, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2013, the Company released $4.7 million of specific allowance for credit losses related to “Loans, net” measured at fair value.

At September 30, 2013, “Loans held-for-sale, net” consisted of leveraged finance loans intended to be sold to third parties. The fair values of these loans are based on contractual selling prices, quoted market prices, cost or third-party appraisals.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2013.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$22,032	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	25,914	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Loans held-for-sale, net	15,793	Market comparables	Cost to sell	3% - 7%

		Valuation model	Marketability discount	5% - 30%
Total:	$63,739

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the nine months ended September 30, 2013 or 2012.

For the three months ended September 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2013	$21,099
Total gains or losses (realized/unrealized)
Included in earnings	55
Included in other comprehensive income	878
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2013	$22,032

For the three months ended September 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2012	$18,335
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	2,411
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2012	$20,803

For the nine months ended September 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	168
Included in other comprehensive income	737
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2013	$22,032

For the nine months ended September 30, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	170
Included in other comprehensive income	2,816
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2012	$20,803

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$87,972	$87,972	$27,212	$27,212
Restricted cash	276,308	276,308	208,667	208,667
Loans held-for-sale	15,793	15,793	51,602	51,602
Loans and leases, net	1,957,411	1,973,683	1,720,789	1,751,939
Investments in debt securities available-for-sale	22,032	22,032	21,127	21,127
Other assets	7,955	7,955	7,771	7,771
Financial liabilities:
Credit facilities	$255,328	$255,328	$229,941	$229,941
Term debt	1,527,761	1,483,726	1,221,764	1,173,635
Repurchase agreements	27,476	27,051	30,583	30,102

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2013 and December 31, 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
September 30, 2013	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,931,497	$1,947,769	$0	$0	$1,947,769
Financial liabilities:
Term debt	1,527,761	1,483,726	0	1,483,726	0
Repurchase agreements	27,476	27,051	0	27,051	0

			Fair Value Measurements
December 31, 2012	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,621,289	$1,652,439	$0	$0	$1,652,439
Loans held-for-sale	51,602	51,602	29,782	0	21,820
Financial liabilities:
Term debt	1,221,764	1,173,635	0	1,173,635	0
Repurchase agreements	30,583	30,102	0	30,102	0

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

Note 13. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for the three and nine months ended September 30, 2013 was $0.2 million and $0.6 million, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

Note 14. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2013, the Fund’s asset management fees were $0.6 million and $2.0 million, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2012, respectively.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At September 30, 2013, the loan balance outstanding and amount of committed funds were $3.7 million and $5.7 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which one member of the Company’s Board of Directors is affiliated. At September 30, 2013, the loan balance outstanding and amount of committed funds were $13.1 million and $13.5 million, respectively.

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

Market Conditions

As a specialized commercial finance company, we compete in various segments of the loan market to extend credit to mid-sized companies through our national specialized lending platforms. We rely primarily on large banks for warehouse lines of credit to partially fund new loan origination and the capital markets for longer term funding through the issuance of asset-backed notes that are used to refinance bank lines and provide funding with matched duration for our leveraged loan portfolio.

Market conditions in targeted segments of the loan market softened somewhat, but remained constructive in the third quarter after a solid second quarter and weak first quarter following a surge of refinancing, M&A and dividend recapitalization activity at the end of 2012. Somewhat weaker loan demand and volumes in the third quarter left the loan markets highly liquid and competitive. Because a large part of loan volume continued to represent refinancing of existing loans, demand for new financing for growth or acquisitions also remained somewhat muted. We believe that modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and new fund formation has led to a weaker pricing environment as lenders competed for a limited universe of deals. In this type of environment, our different lending platforms provide us the flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans weakened further in the third quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter.

Conditions in our core funding markets were somewhat mixed, but remained supportive in the third quarter as fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The broader fixed income markets continued to experience some volatility through the quarter due to lingering uncertainty about the Federal Reserve’s commitment to accommodative monetary policies, which we believe led investors to change their expectations about the future direction of interest rates. As a result, we believe that investors became more cautious about holding fixed rate debt, which led to less capital flowing into the high yield market in favor of higher yielding investments with shorter duration, including floating rate bank loans and CLO bonds.

New CLO issuance exceeded $55 billion in 2012, exceeding most forecasts and 2011’s total of $12 billion by a significant margin. We believe that CLO issuance through September 2013 has already surpassed 2012 levels and is at approximately $58 billion. CLO credit spreads trended higher through most of the quarter, however, reflecting the impact of yield curve steepening on relative value and lingering regulatory concerns such as the FDIC surcharge for deposit insurance and future risk retention rules. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory concerns. Despite the slight increase in pricing during the quarter, we believe that market conditions remain supportive for us to issue new CLOs as demonstrated by the transaction we completed in September 2013. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to refinance $100 million of existing corporate debt through a new $200 million financing on significantly improved terms and at lower cost in the second quarter.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity slowed in the third quarter after a strong second quarter and a slow start to 2013 when dividend recapitalization and leveraged buyout style acquisition activity among private equity firms declined sharply from a heightened level of activity in the fourth quarter of 2012.

Total middle market loan issuance in the third quarter was down from the second quarter with a combination of dividend recapitalizations and refinancing of existing loans as the dominant uses of proceeds. Loan demand derived from merger and acquisition activity and private equity deal volume also weakened in the third quarter but was higher than the third quarter of last year.

We originated nearly $285 million of new loans in the third quarter at yields that were generally below our historical averages for comparably rated loans, but consistent with the prior quarter. Yields reflected a combination of continued pricing pressure in a muted M&A volume environment and a continuation of the shift in the mix of origination toward loans directly originated with smaller middle market companies. Pricing remained thin and leverage continued to trend higher in the broad loan market. Conditions in our primary target markets, however, remained somewhat more favorable with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We believe that demand for new middle market loans and credit products will be relatively consistent with current levels in the short-term as the pace of transaction activity has normalized after the disruption caused by changes in the tax code and the lingering uncertainty about the Federal Reserve’s commitment to accommodative monetary policies. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. We also believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain relatively consistent overall through the balance of 2013, but continue to provide opportunities for us to increase our origination volumes.

Recent Developments

Liquidity

On October 25, 2013, we called the 2005 CLO Trust and redeemed the notes at par.

On October 2, 2013, we entered into an amendment to our financing arrangement with Macquarie Bank Limited. The amendment extended the maturity date from June 7, 2016 to June 7, 2017, increased the minimum aggregate interest margin payment from $8.2 million to $9.2 million, provides for $25.5 million of additional advances for existing eligible assets owned by us, allows for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments related to previously purchased assets to us as unrestricted cash.

On September 11, 2013, we completed a $400.0 million term debt transaction. As part of the securitization, investors purchased approximately $338.6 million of the floating-rate asset-backed notes. We retained all of the remaining notes and equity, which totaled approximately $61.4 million. The notes are expected to mature on September 20, 2023.

On August 20, 2013, we entered into an amendment to our revolving credit facility with NATIXIS Financial Products, Inc. (“NATIXIS”) to fund leveraged finance loans. The amendment increased the commitment amount under this credit facility from $150.0 million to $175.0 million and extended the reinvestment period to the earlier of September 30, 2013 or the closing date of a collateralized loan obligation among other things. This credit facility was refinanced into the term debt securitization completed on September 11, 2013 and borrowing under this credit facility was terminated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NewStar’s basic and diluted income per share for the three months ended September 30, 2013 was $0.13 and $0.12 respectively, and $0.38 and $0.34 for the nine months ended September 30, 2013, respectively, on net income of $6.4 million and $18.2 million, respectively, compared to basic and diluted income per share for the three months ended September 30, 2012 of $0.13 and $0.11, respectively, and $0.38 and $0.34 for the nine months ended September 30, 2012, respectively, on net income of $6.1 million and $17.8 million, respectively. Our managed loan portfolio was $2.5 billion at September 30, 2013 compared to $2.4 billion at December 31, 2012. As of September 30, 2013, loans owned by Arlington Fund and the NCOF were $130.1 million and $416.4 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.33% and 6.69% for the three and nine months ended September 30, 2013 and 6.45% and 6.32% for the three and nine months ended September 30, 2012. The decrease in the loan portfolio yield from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily driven by a decrease in our average yield on interest earning assets primarily due to re-pricings and new loan and lease originations subsequent to September 30, 2012. The increase in loan portfolio yield from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily driven by,the recognition of deferred paid-in-kind interest on certain impaired loans, and the average yield on loans which were repaid subsequent to September 30, 2012 was lower than the average yield on loans in our average total loan portfolio for the nine months ended September 30, 2013. Additionally, subsequent to September 30, 2012, the outstanding balance of lower yielding commercial real estate loans decreased $86.6 million. The portfolio yield for accruing loans was 6.47% and 6.91% for the three and nine months ended September 30, 2013.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.35% and 4.02% for the three and nine months ended September 30, 2013 and 4.22% for each of the three and nine months ended September 30, 2012. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three and nine months ended September 30, 2012 were non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 46.73% and 49.31% for the three and nine months ended September 30, 2013 and 42.95% and 48.29% for the three and nine months ended September 30, 2012. The increase in our efficiency ratio for 2013 was primarily due to an increase in operating expenses.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 2.01% at September 30, 2013 and 2.78% as of December 31, 2012. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, positive credit migration, improving economic conditions, and charge offs of impaired loans. During the three and nine months ended September 30, 2013, we recorded $2.4 million and $9.3 million of net specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $0.9 million and $16.9 million. At September 30, 2013, the specific allowance for credit losses was $22.4 million, and the general allowance for credit losses was $18.1 million. At December 31, 2012, the specific allowance for credit losses was $30.2 million, and the general allowance for credit losses was $19.8 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.31% as of September 30, 2013 as compared to 3.59% as of December 31, 2012. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 1.17% as of December 31, 2012. We did not have any accruing loans 60 days or more past due as of September 30, 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 2.07% as of September 30, 2013 and 4.05% as of December 31, 2012. As of September 30, 2013 and December 31, 2012, the aggregate outstanding balance of non-accrual loans was $41.7 million and $72.7 million, respectively and total outstanding loans and leases held for investment was $2.0 billion and $1.8 billion, respectively. The decline in non-accrual loans during the nine months ended September 30, 2013, was primarily the result of the resolution of loans classified as non-accrual at December 31, 2012. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 2.69% as of September 30, 2013 and 4.77% as of December 31, 2012. As of September 30, 2013 and December 31, 2012, the sum of the aggregate outstanding balance of non-performing assets was $54.6 million and $86.3 million, respectively. The decline in non-performing assets during the nine months ended September 30, 2013, was primarily the result of the resolution of assets classified as non-accrual at December 31, 2012.We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge-off rate (end of period loans and leases)

Net charge-off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. The net charge-off rate was 0.18% and 1.13% for the three and nine months ended September 30, 2013, respectively, and (0.07)% and 0.83% for the three and nine months ended September 30, 2012. Charge-offs during the three and nine months ended September 30, 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge-off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.18% and 1.17% for the three and nine months ended September 30, 2013, respectively, and (0.06)% and 0.82% for the three and nine months ended September 30, 2012, respectively. Charge-offs during the three and nine months ended September 30, 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 1.10% for each of the three and nine months ended September 30, 2013, and 1.16% and 1.17% for the three and nine months ended September 30, 2012, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.24% and 4.05% for the three and nine months ended September 30, 2013, respectively, and 4.15% and 4.13% for the three and nine months ended September 30, 2012, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Net interest income:
Interest income	$30,370	$30,812	$95,401	$90,945
Interest expense	11,703	9,074	30,798	26,607

Net interest income	18,667	21,738	64,603	64,338
Provision for credit losses	2,381	3,712	7,429	6,752

Net interest income after provision for credit losses	16,286	18,026	57,174	57,586

Non-interest income:
Fee income	1,050	1,074	2,591	3,398
Asset management income	592	718	1,971	2,188
Loss on derivatives	(45)	(57)	(131)	(258)
Gain (loss) on sale of loans	—	—	72	(418)
Other income	3,534	1,451	5,192	2,866

Total non-interest income	5,131	3,186	9,695	7,776

Operating expenses:
Compensation and benefits	7,405	7,832	25,020	23,101
General and administrative expenses	4,120	2,843	12,185	11,627

Total operating expenses	11,525	10,675	37,205	34,728

Operating income before income taxes	9,892	10,537	29,664	30,634
Results of Consolidated Variable Interest Entity
Interest income	1,991	—	2,891	—
Interest expense – credit facilities	692	—	1,026	—
Interest expense – Fund membership interest	433	—	782	—
Other income	18	—	34	—
Operating expenses	10	—	14	—

Net results from Consolidated Variable Interest Entity	874	—	1,103	—
Income before income taxes	10,766	10,537	30,767	30,634
Income tax expense	4,329	4,471	12,532	12,869

Net income	$6,437	$6,066	$18,235	$17,765

Comparison of the Three Months Ended September 30, 2013 and 2012

Interest income. Interest income increased $1.6 million, to $32.4 million for the three months ended September 30, 2013 from $30.8 million for the three months ended September 30, 2012. The increase was primarily due to the consolidation of interest income from Arlington Fund, an increase in average balance of our interest earning assets to $2.3 billion from $2.1 billion, partially offset by a decrease in the yield on average interest earning assets to 5.56% from 5.98%.

Interest expense. Interest expense increased to $12.8 million for the three months ended September 30, 2013 from $9.1 million for the three months ended September 30, 2012. The increase is primarily due to an increase in the average balance of our interest bearing liabilities and the increase in the average cost of funds, the additional $100.0 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin decreased to 3.35% for the three months ended September 30, 2013 from 4.22% for the three months ended September 30, 2012. The decrease in net interest margin was primarily due to a decrease in the yield on average interest earning assets, an increase in our average interest bearing liabilities, and an increase in average cost of funds. The net interest spread, which represents the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.60% from 3.43%. At September 30, 2013, 84% of our adjustable rate loans included interest rate floors.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,310,809	$32,361	5.56%	$2,051,456	$30,812	5.98%
Total interest bearing liabilities	1,723,305	12,828	2.95	1,416,689	9,074	2.55

Net interest spread		$19,533	2.60%		$21,738	3.43%

Net interest margin			3.35%			4.22%

Provision for credit losses. The provision for credit losses decreased to $2.4 million for the three months ended September 30, 2013 from $3.7 million for the three months ended September 30, 2012. The decrease in the provision was primarily due to a decrease of $2.2 million of net specific provisions recorded during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. During the three months ended September 30, 2013, we recorded net specific provisions for impaired loans of $2.4 million compared to $4.6 million recorded during the three months ended September 30, 2012. The decrease in the net specific component of the provision for credit losses was primarily due to the resolution of certain impaired loans which were subsequently charged off and positive credit migration. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at September 30, 2013 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of September 30, 2013, we had impaired loans with an aggregate outstanding balance of $310.8 million. Impaired loans with an aggregate outstanding balance of $263.9 million have been restructured and classified as troubled debt restructurings. At September 30, 2013, the Company had a $22.4 million specific allowance for impaired loans with an aggregate outstanding balance of $147.4 million. As of September 30, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $1.9 million, to $5.1 million for the three months ended September 30, 2013 from $3.2 million for the three months ended September 30, 2012. The increase is primarily due to $1.4 million net gains on equity method of accounting interests, a $0.6 million gain from the sale of an equity interest in an impaired borrower, and $0.6 million of net income from our other real estate owned properties, partially offset by a decrease of $0.8 million of gains on the repurchase of debt . Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Operating expenses. Operating expenses increased $0.8 million to $11.5 million for the three months ended September 30, 2013 from $10.7 million for the three months ended September 30, 2012. General and administrative expenses increased $1.3 million due primarily to an increase of $0.3 million of professional expenses, and $0.7 million of operating expenses from our other real estate owned properties. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations. Employee compensation and benefits decreased $0.4 million primarily due to lower equity compensation expense, which was partially offset by an increase in headcount and higher incentive compensation accruals.

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

Income taxes. For the three months ended September 30, 2013 and 2012, we provided for income taxes based on an effective tax rate of 40% and 42%, respectively. Our tax rate for the three months ended September 30, 2013, reflects the consolidation of the results of our variable interest entities.

As of September 30, 2013 and December 31, 2012, we had net deferred tax assets of $30.7 million and $42.5 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2013. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2013. As of September 30, 2013, our deferred tax asset was primarily comprised of $20.0 million related to our allowance for credit losses and $8.6 million related to equity compensation.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Interest income. Interest income increased $7.4 million, to $98.3 million for the nine months ended September 30, 2013 from $90.9 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in average balance of our interest earning assets to $2.2 billion from $2.0 billion, an increase in the yield on average interest earning assets to 6.02% from 5.97% primarily due to an increase in contractual interest rates from new loan origination and re-pricings subsequent to September 30, 2012, the recognition of $2.0 million of deferred paid-in-kind interest on certain impaired loans, the acceleration of amortization of deferred fees from loans that paid off during the nine months ended September 30, 2013, and the consolidation of interest income from Arlington Fund.

Interest expense. Interest expense increased to $32.6 million for the nine months ended September 30, 2013 from $26.6 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in the average balance of our interest bearing liabilities and an increase in the average cost of funds, the additional $100.0 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin decreased to 4.02% for the nine months ended September 30, 2013 from 4.22% for the nine months ended September 30, 2012. The decrease in net interest margin was primarily due to an increase in our average interest bearing liabilities, and an increase in average cost of funds, partially offset by an increase in the yield on average interest earning assets, , the recognition of deferred paid-in-kind interest on certain impaired loans, and the acceleration of amortization deferred fees from loans that paid off during the nine months ended September 30, 2013. The net interest spread, which represents the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.22% from 3.45%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,184,780	$98,292	6.02%	$2,034,212	$90,945	5.97%
Total interest bearing liabilities	1,556,967	32,606	2.80	1,409,637	26,607	2.52

Net interest spread		$65,686	3.22%		$64,338	3.45%

Net interest margin			4.02%			4.22%

Provision for credit losses. The provision for credit losses increased to $7.4 million for the nine months ended September 30, 2013 from $6.8 million for the nine months ended September 30, 2012. The increase in the provision was primarily due to an increase of $0.5 million of net specific provisions recorded during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we recorded net specific provisions for impaired loans of $9.3 million compared to $8.8 million recorded during the nine months ended September 30, 2012. The increase in the net specific component of the provision for credit losses was primarily due the resolution of certain impaired loans which were subsequently charged off and positive credit migration. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

Non-interest income. Non-interest income increased $1.9 million, to $9.7 million for the nine months ended September 30, 2013 from $7.8 million for the nine months ended September 30, 2012. The increase is primarily due to $2.1 million net gains on equity method of accounting interests, and $1.8 million of income from our other real estate owned properties, partially offset by a $1.9 million loss on the value of equity interests in certain impaired borrowers. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Operating expenses. Operating expenses increased $2.5 million, to $37.2 million for the nine months ended September 30, 2013 from $34.7 million for the nine months ended September 30, 2012. Employee compensation and benefits increased $1.9 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense. General and administrative expenses increased $0.6 million due primarily to $3.0 million of operating expenses from our other real estate owned properties and an increase of $0.3 million in occupancy expense, partially offset by a decrease of $3.0 million in loan workout costs. Beginning in 2013, the income and expenses from our other real estate owned properties are presented gross in our consolidated statement of operations.

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

Income taxes. For the nine months ended September 30, 2013 and 2012, we provided for income taxes based on an effective tax rate of 41% and 42%, respectively. Our tax rate for the nine months ended September 30, 2013, reflects the consolidation of the results of our variable interest entities.

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

During the third quarter of 2013, the U.S. economy grew modestly despite uncertainty surrounding U.S. budget negotiations, as the world economy continues to show signs of stabilization and the Fed assured they would act carefully in allowing interest rates to rise. This expansion was reflected in the strength of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue as Treasury and investment grade bond rates remain relatively low and investors focus on allocating capital to riskier higher yielding, fixed and floating rate asset classes in order to achieve yield targets. The larger, more liquid segments of the securitization markets also continued to display strength, though volume and pricing deteriorated slightly relative to the second quarter of 2013. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for bank loans (the CLO market) have improved year-to-date. We believe that the CLO market, which the company partially relies upon for funding, has recovered to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of September 30, 2013 and December 31, 2012, we had $88.0 million and $27.2 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $274.3 million and $208.7 million of restricted cash as of September 30, 2013 and December 31, 2012, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2013, we could use $11.6 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2013.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2013, we had impaired loans with an aggregate outstanding balance of $310.8 million. Impaired loans with an aggregate outstanding balance of $263.9 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $41.7 million were on non-accrual status. During the nine months ended September 30, 2013, $16.9 million of loans were charged-off. Impaired loans of $6.3 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2013, we recorded $9.3 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.7 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2013 and December 31, 2012 was $40.0 million and $49.6 million, respectively, or 1.99% and 2.76% of loans and leases, gross, respectively. As of September 30, 2013, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.01%.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and for the year ended December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	($ in thousands)
Balance as of beginning of period	$49,636	$63,700
General provision for loan and lease losses	(2,005)	(3,918)
Specific provision for loan losses	9,314	16,653
Net charge offs	(16,948)	(26,799)

Balance as of end of period	39,997	49,636
Allowance for losses on unfunded loan commitments	448	328

Allowance for credit losses	$40,445	$49,964

During the nine months ended September 30, 2013 we recorded a total provision for credit losses of $7.4 million. The Company decreased its allowance for credit losses to 2.01% of gross loans at September 30, 2013 compared to 2.78% at December 31, 2012.

Borrowings and Liquidity

As of September 30, 2013 and December 31, 2012, we had outstanding borrowings totaling $1.8 billion and $1.5 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of September 30, 2013, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$450,000	$255,328	$194,672	2015 – 2019
Term debt (1)	1,537,700	1,502,700	35,000	2017 – 2023
Repurchase agreement	27,476	27,476	—	2016
Subordinated debt – Fund membership interest	25,061	25,061	—

Total	$2,040,237	$1,810,565	$229,672

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At September 30, 2013, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of September 30, 2013 we had four credit facilities: (i) a $175 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of September 30, 2013, Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes with Wells Fargo and $28.0 million of Class B Notes with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

We have a $175.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $200.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $21.0 and unamortized deferred financing fees of $3.0 million as of September 30, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At September 30, 2013, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $77.6 million and unamortized fees of $0.8 million as of September 30, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

We have a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $57.7 million and unamortized deferred financing fees of $0.4 million as of September 30, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. As of September 30, 2013, the credit facility had an outstanding balance of $6.0 million and unamortized deferred financing fees of $1.0 million.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and we have committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The Class A Notes had an outstanding balance of $93.0 million and unamortized deferred financing fees of $1.0 million as of September 30, 2013. The liability under the Class B notes is eliminated in consolidation in accordance with GAAP.

We had a $175.0 million credit facility agreement with NATIXIS. Interest on this facility accrued at a variable rate per annum. On August 20, 2013, the Company entered into an amendment to this credit facility which among other things increased the commitment amount from $150.0 million to $175.0 million and extended the reinvestment period to the earlier of September 30, 2013 or the closing date of a collateralized loan obligation. The credit facility matures on February 16, 2019. On September 11, 2013, the credit facility was refinanced into the 2013-1 CLO Trust (see below) and borrowing under the credit facility was terminated.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of September 30, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.3 million.

Subordinated debt – Fund membership interest

As of September 30, 2013, we had purchased membership interests totaling $4.2 million in Arlington Fund and a third-party investor had purchased membership interests totaling $25.1 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund is characterized as debt in our consolidated statement of financial position. We apply an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, we eliminate the economic results of our related portion of the membership interests and the applied interest expense from our results of operations and statements of financial position.

Term Debt Securitizations

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. We remain the servicer of the loans and investments. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. At September 30, 2013, the $56.7 million of outstanding notes were collateralized by the specific loans and investments, principal collections account cash and principal payment receivables totaling $88.3 million. At September 30, 2013, deferred financing fees were $0. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During the nine months ended September 30, 2013, we repurchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, we repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. During 2009, Moody’s downgraded all of the notes of the 2005 CLO Trust. As a result of the downgrades, amortization of the 2005 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded all of the notes of the 2005 CLO Trust. During the first quarter of 2012, Moody’s upgraded the Class A-1 notes, the Class A-2 notes, the Class B notes, the Class C notes, and the Class D notes, and downgraded the Class E notes of the 2005 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2005 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class A-1 notes, the Class A-2 notes and the Class B notes and affirmed the rating of the Class C notes, the Class D notes and the Class E notes of the 2005 CLO Trust. On October 25, 2013, we called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.2 million.

We received loan collateral management fee and excess interest spread. The most recent quarterly report of the 2005 CLO Trust dated July 13, 2013 identified $84.6 million in cumulative charged-off loans in the 2005 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2005 CLO Trust was redirected and combined with recoveries and was used to repay a portion of the outstanding notes. As of the July 13, 2013 report, the cumulative amount redirected was $20.9 million.

The following table sets forth selected information with respect to the 2005 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2005 CLO Trust:
Class A-1	$156,000	$0	0.28%	AAA/Aaa/AAA
Class A-2	80,477	0	0.30	AAA/Aaa/AAA
Class B	18,750	9,027	0.50	AA+/Aa1/AA
Class C	39,375	34,252	0.85	B+/A2/BB
Class D	24,375	5,979	1.50	CCC-/Ba2/CCC
Class E	24,375	7,471	4.75	CCC-/Caa3/CC

Total notes	343,352	56,729
Class F (trust certificates)	31,648	31,538	N/A	N/A

Total for 2005 CLO Trust	$375,000	$88,267

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

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At September 30, 2013, the $180.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $224.5 million. At September 30, 2013, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. The most recent quarterly report of the 2006 CLO Trust dated September 13, 2013 identified $22.7 million in cumulative charged-off loans in the 2006 CLO Trust as delinquent or charged-off under the terms of the trust indenture. As a result, the excess interest spread from the 2006 CLO Trust will be redirected and combined with recoveries and will be used to repay the outstanding notes until note redemptions equal the underlying non-accrual loan balances or until we purchase such loans. During 2011, we elected to purchase $11.1 million of defaulted collateral from the 2006 CLO Trust to reduce the amount of excess interest spread that otherwise would have been required to be redirected. As of the September 13, 2013 quarterly report, the entire $22.7 million had been redirected or repurchased. We may have additional defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance September 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$105,377	0.27%	AA+/Aaa/AAA
Class A-2	40,000	14,103	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	B+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC+/Ba1/BB

Total notes	456,250	180,730
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$224,480

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

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2013, the $498.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $552.3 million. At September 30, 2013, deferred financing fees were $1.5 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$300,514	0.24%	AA+/Aaa/AAA
Class A-2	100,000	94,534	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa1/AA
Class C	58,500	58,293	1.30	BBB+/A2/A
Class D	27,000	21,000	2.30	BB-/Baa2/BBB+

Total notes	546,000	498,341
Class E (trust certificates)	29,100	29,100	4.00	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$552,341

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $40.4 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates in addition to the entire $22.2 million of subordinated notes. At September 30, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2013, deferred financing fees were $3.1 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates. At September 30, 2013, the $303.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $365.0 million. At September 30, 2013, deferred financing fees were $5.6 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2013-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2013-1 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied. We may have defaults in the 2013-1 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor +1.65%	AAA/Aaa
Class A-R	35,000	0	See footnote 1	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	AA/N/A
Class C	36,000	36,000	Libor +3.80%	A/N/A
Class D	21,000	21,000	Libor +4.55%	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	BBB-/N/A

Total notes	338,600	303,600
Class F (trust certificates)	17,400	17,400	N/A	N/A
Class G (trust certificates)	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A

Total for 2013-1 CLO Trust	$400,000	$365,000

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.18% as of September 30, 2013. As of September 30, 2013, unamortized deferred financing fees were $1.1 million and the outstanding balance was $27.5 million. During the nine months ended September 30, 2013, we made principal payments totaling $3.1 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of September 30, 2013, we had repurchased 17,665 shares of our common stock under the program at a weighted average price per share of $12.22.

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

At September 30, 2013, we had $293.7 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $239.9 million and unfunded commitments related to delayed draw term loans were $45.7 million. $8.1 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $239.9 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2013, we categorized $179.5 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2013, we had $60.4 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2013, revolver usage averaged approximately 46%, which is line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2013, revolving commitments increased $44.8 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2013, delayed draw credit facility commitments increased $1.8 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2013 we had $6.3 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2013 and December 31, 2012, the fair value of the interest rate mitigation products was $0.

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

As of September 30, 2013 and December 31, 2012, investments in debt securities available-for-sale totaled $22.0 million and $21.1 million, respectively. At September 30, 2013, our net unrealized gain on those debt securities totaled $0.9 million and at December 31, 2012, our net unrealized gain totaled $0.2 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2013, approximately 2% of the loans in our portfolio were at fixed rates and approximately 98% were at variable rates. Additionally, for the loans at variable rates, approximately 84% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2013. Our modeling is based on contractual terms and does not consider prepayment or changes in our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$8,860
Increase of	100	(8,160)
Increase of	200	(4,630)
Increase of	300	740

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.7 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward. The inflection point as of September 30, 2013 was estimated to be 1.00%.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2013	—	$—	—	$9,784,055
August 1-31, 2013	—	—	—	9,784,055
September 1-30, 2013	500	18.27	—	9,784,055

Three months ended September 30, 2013	500	$18.27	—	$9,784,055

(1)	The Company did not repurchase any shares during the period pursuant to the share repurchase program that we announced on November 19, 2012.
(2)	These columns include the acquisition of an aggregate of 500 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the third quarter.
(3)	The repurchase program referenced in footnote (1) provides for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program, which will expire on December 31, 2013 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(a)	Third Amendment to Revolving Credit and Security Agreement, dated as of August 20, 2013, by and among the Company, NewStar Commercial Loan Funding 2012-1 LLC, Versaille Assets LLC, and NATUXUS, New York Branch.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 21, 2013 and incorporated herein by reference.

10(b)(1)	Master Loan Sale Agreement, dated as of September 11, 2013, by and among the Company, NewStar Commercial Loan Depositor 2013-1 LLC, and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(b)(2)	Collateral Management Agreement, dated as of September 11, 2013, by and among the Company and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(c)	First Amendment to Note Purchase Agreement, dated as of September 26, 2013, by and among NewStar Commercial Lease Funding I LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 27, 2013 and incorporated herein by reference.

10(d)*	Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101**	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

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

NEWSTAR FINANCIAL, INC.

Date: November 6, 2013	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(a)	Third Amendment to Revolving Credit and Security Agreement, dated as of August 20, 2013, by and among the Company, NewStar Commercial Loan Funding 2012-1 LLC, Versaille Assets LLC, and NATUXUS, New York Branch.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 21, 2013 and incorporated herein by reference.

10(b)(1)	Master Loan Sale Agreement, dated as of September 11, 2013, by and among the Company, NewStar Commercial Loan Depositor 2013-1 LLC, and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(b)(2)	Collateral Management Agreement, dated as of September 11, 2013, by and among the Company and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(c)	First Amendment to Note Purchase Agreement, dated as of September 26, 2013, by and among NewStar Commercial Lease Funding I LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 27, 2013 and incorporated herein by reference.

10(d)*	Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.	Field herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101**	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

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