Form 10-K
period 2013-12-31
NewStar Financial, Inc.
filed 2014-03-14
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013 the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $345,561,333, based on the number of shares held by non-affiliates of the registrant as of June 28, 2013, and based on the reported last sale price of common stock on June 28, 2013. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 13, 2014, 48,798,395 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 20, 2014 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We focus primarily on the direct origination of loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. Our marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. Our emphasis on direct origination is an important aspect of our marketing and credit strategy because it provides us with direct access to our customers’ management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, we have significant input into our customers’ financial strategies and capital structures. We also participate in loans as a member of a lending group. The mix of our originations may vary from period to period. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies.

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

As of December 31, 2013, our portfolio of loans, leases and other debt products, which we refer to as our loan portfolio, totaled approximately $2.7 billion of funding commitments, representing $2.4 billion of balances outstanding and $0.3 billion of funds committed but undrawn. We finance our loan portfolio through a combination of debt and equity.

As of December 31, 2013, 84.8% of our loan portfolio was comprised of loans originated by our Leveraged Finance group and 10.0% of our loan portfolio was originated by our Business Credit and Equipment Finance lending groups, with the remaining 5.2% originated by our Real Estate lending group. At December 31, 2013, 96.9% of our portfolio was first lien, senior debt.

On April 8, 2013, we announced that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by our Leveraged Finance group. As the managing member of Arlington Fund, we retain full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earn management fees as compensation for our services. As of December 31, 2013 the Arlington Fund loan portfolios had total funding commitments and balances outstanding of approximately $177.4 million and $172.6 million, respectively. Consolidation of the financial results of Arlington Fund with our results of operations and statements of financial position began in April 2013.

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

Although we consolidate all of the assets and liabilities of Arlington Fund, our maximum exposure to loss is limited to our investments in membership interests in Arlington Fund, our Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items define our economic relationship with Arlington Fund but are eliminated upon consolidation. We manage the assets of Arlington Fund solely for the benefit of our lenders and investors. If we were to liquidate, the assets of Arlington Fund would not be available to our general creditors, and as a result, we do not consider Arlington Fund’s assets to be part of the Company. Conversely, the investors in the debt of Arlington Fund have no recourse to our general assets. Therefore, we do not consider this debt our obligation.

As of December 31, 2013, we had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in our consolidated statement of financial position. We apply an imputed interest rate to that debt and record the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, we eliminate the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

We also manage a private debt fund, the NewStar Credit Opportunities Fund, Ltd. (the “NCOF”), for third-party institutional investors. Like the Arlington Fund, the NCOF invested in loans and other debt products originated or acquired by us. The NCOF was capitalized with $150.0 million of equity raised from third-party institutional investors and initially had a $400.0 million committed credit facility that was refinanced by a term debt securitization. The facility entered into its scheduled amortization period on December 17, 2012. On December 27, 2013, the NCOF paid off the outstanding notes of its term debt securitization at par. As of December 31, 2013, we had purchased $217.9 million of the $276.5 million of outstanding loans previously owned by the NCOF (the “NCOF portfolio purchase”). As of December 31, 2013, the NCOF’s and NCOF CLO II’s (defined below) loan portfolios had total funding commitments and balances outstanding of approximately $110.6 million and $93.3 million, respectively.

Our managed loan portfolio, which includes our loan portfolio, the Arlington Fund loan portfolio (which is consolidated as a variable interest entity (“VIE”), and the loan portfolio of the NCOF, totaled approximately $2.8 billion of commitments and $2.5 billion of balances outstanding as of December 31, 2013.

Recent Developments

Liquidity

On March 6, 2014, as permitted under our corporate credit facility with Fortress Credit Corp., we requested and received an increase of $28.5 million to the Initial Funding under this credit facility. We borrowed the entire $28.5 million on March 6, 2014.

On December 12, 2013, we entered into an amendment to our credit facility used to fund new equipment lease origination with Wells Fargo Bank, National Association. The amendment extended the provision for optional termination of the revolving period from January 16, 2014 to March 17, 2014, and extends the Turbo Event (as defined in the Note Purchase Agreement) from January 16, 2014 to March 17, 2014.

On December 27, 2013, the NCOF paid off the outstanding notes of its term debt securitization at par. As of December 31, 2013, we had purchased $217.9 million of the $276.5 million of outstanding loans previously owned by the NCOF.

On November 26, 2013, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $175.0 million to $275.0 million, increased the amount by which the commitment amount may be increased to up to $325.0 million, and modified certain concentration amounts and specified threshold amounts, among other things.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased was determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program expired on December 31, 2013. As of December 31, 2013, we had repurchased 17,665 shares of our common stock at a weighted average price per share of $12.22.

Lending Groups

Our lending activities are organized into four specialized lending groups: Leveraged Finance, Business Credit, Real Estate, and Equipment Finance.

Leveraged Finance

Our Leveraged Finance group originates, structures and underwrites senior, secured cash flow loans and, to a lesser extent, second lien loans for companies with annual EBITDA typically between $5 million and $30 million, the proceeds of which are primarily used for acquisition financing, growth and working capital, recapitalizations and other purposes. Our Leveraged Finance group also provides senior secured loans to larger middle market companies with greater financing needs by participating in larger credit facilities with other lenders as a member of a syndicate. During 2013, approximately 30% of our loan origination total was attributable to purchasing a portion of syndicated deals.

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

We also have the capability to arrange significantly larger transactions which we syndicate to other lenders. As a result of that syndication activity, our balance sheet exposure to certain loans and other debt products may exceed $20 million from time to time as reflected in “Loans held-for-sale” which represent amounts in excess of our target hold for investment position. As of December 31, 2013, on a consolidated basis we had 23 loans which had an outstanding balance greater than $17.5 million. Excluding the consolidation of the Arlington Fund we had 12 loans which had an outstanding balance greater than $17.5 million. In each of these cases, we either added to our position to maximize our potential recovery of the outstanding principal of loans in workout or our hold size increased as a result of the NCOF portfolio purchase. As of December 31, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. As of December 31, 2013 our largest outstanding loan was 1.4% of our loan portfolio, and the top ten outstanding loans comprised 10.0% of our loan portfolio. Our loans and other debt products typically mature in two to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate, many with interest rate floors; however, some of our loans are fixed rate.

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

As of December 31, 2013, our Leveraged Finance loan portfolio totaled $2.2 billion in funding commitments and $2.0 billion in balances outstanding, representing 84.8% of our loan portfolio. This represented 181 transactions with an average balance outstanding of approximately $11.1 million. During 2013, we originated $1.1 billion of new Leveraged Finance loans (including the NCOF portfolio purchase), of which we retained $966.3 million and originated $25.1 million for the NCOF and $163.4 million for the Arlington Fund.

Business Credit

NewStar Business Credit originates, structures and underwrites senior, secured asset-based loans for companies with sales typically between $25 million and $500 million operating across a range of industry sectors. Our asset-based loans typically range in size from $1 million to $20 million. We also have the ability to arrange significantly larger transactions that we may syndicate to others. Our asset-based loans are typically used to fund working capital needs and are secured by eligible, margined collateral, including accounts receivable, inventories, and, to a lesser extent, other long–term assets.

Our asset-based loans typically provide capital for the following purposes:

•	working capital;

•	acquisitions;

•	dividend recapitalizations;

•	refinancings and restructurings;

•	corporate growth; and

•	management buyouts.

We target mid-sized companies in a variety of asset-intensive industries for our asset-based loans including:

•	business services;

•	auto/transportation;

•	marketing;

•	retail;

•	general manufacturing;

•	wholesale distribution; and

•	technology.

Our asset-based credit products include the following:

•	revolving lines of credit; and

•	senior secured term loans.

In determining our borrowers’ ability and willingness to repay loans, our Business Credit group conducts a detailed due diligence investigation to assess financial reporting accuracy and capabilities as well as to verify the values of business assets among other things. We employ third parties to conduct field exams to audit financial reporting and to appraise the value of certain types of collateral in order to estimate its liquidation value. Financing arrangements with our customers also typically include substantial controls over the application of borrowers’ cash and we typically retain discretion over collateral advance rates and eligibility among other key terms and conditions.

As of December 31, 2013 our Business Credit loan portfolio totaled $337.7 million in funding commitments and $182.6 million in balances outstanding, representing 7.7% of our loan portfolio. This represented 31 transactions with an average balance outstanding of approximately $5.9 million. During 2013, we originated $53.0 million of new asset-based loans.

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

Our commercial real estate loans typically provide capital for the following purposes:

•	acquisitions;

•	lease-ups;

•	repositioning and build-outs; and

•	refinancings and recapitalizations.

We have a selective focus on property types where we have significant lending and underwriting experience, including:

•	office;

•	multi-family;

•	retail; and

•	industrial.

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

For our commercial real estate loans, we perform due diligence and credit analyses that focus on the following key considerations:

•	the sponsor’s history, capital and liquidity, and portfolio of other properties;

•	the property’s historical and projected cash flow as a primary source of repayment;

•	tenant creditworthiness;

•	the borrower’s plan for the subject property, including refinancing options upon stabilization as a secondary source of repayment;

•	the property’s condition;

•	local real estate market conditions;

•	loan-to-value based on independent third-party appraisals;

•	the borrower’s demonstrated operating capability and creditworthiness;

•	licensing and environmental issues related to the property and the borrower; and

•	the borrower’s management.

As of December 31, 2013 our Real Estate loan portfolio totaled $129.7 million in funding commitments and $123.0 million in balances outstanding, representing 5.2% of our total loan portfolio. This represented nine lending relationships with an average balance outstanding of approximately $13.7 million. During 2013, we originated $43.1 million of new commercial real estate loans.

Equipment Finance

Our Equipment Finance group provides a range of lease financing options to mid-sized companies to fund various types of capital expenditures. We originate new equipment finance business through a team of internal marketing officers. We have continued to expand our internal sales and marketing efforts to cross-sell leases to our existing customers and call directly on other end-users in the market, including portfolio companies owned by private equity investment firms with whom we have established relationships through our Leveraged Finance group. We finance essential-use equipment for mid-sized businesses nationwide. Our Equipment Finance group offers a variety of leases and loan products with various end-of-term options to fund a wide range of equipment types, including manufacturing, technology, healthcare, transportation, and telecom equipment. Targeted transaction sizes range from $1.0 million to $10 million. We also offer lease lines to meet customers’ needs for planned capital expenditures. We focus on companies with annual sales of at least $25 million across a broad array of industries, including business services, healthcare, telecommunications, financial services, education, retail and manufacturing.

As of December 31, 2013, our Equipment Finance portfolio totaled $54.4 million in funding commitments and balances outstanding, representing 2.3% of our loan portfolio. This represented 48 transactions with an average balance outstanding of approximately $1.1 million. During 2013, we originated $45.4 million of new equipment finance products.

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

As of December 31, 2013, first mortgage loans totaled $129.7 million in funding commitments and $123.0 million in balances outstanding, representing 5.2% of our loan portfolio.

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

As of December 31, 2013, senior secured asset-based loans totaled $394.4 million in funding commitments and $239.3 million in balances outstanding, representing 10.1% of our loan portfolio.

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

As of December 31, 2013, senior secured cash flow loans totaled $2.1 billion in funding commitments and $1.9 billion in balances outstanding, representing 82.4% of our loan portfolio.

Other

Our Other loans and debt products are categorized as $23.0 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $1.8 million of senior subordinated cash flow (which are equal as to collateral and subordinate in right of payment of principal and interest to other senior lenders), $23.3 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $6.0 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2013		2012		2011
	($ in thousands)
Composition Type
First mortgage	$123,029	5.2%	$177,462	9.5%	$252,927	13.4%
Senior secured asset-based	239,314	10.1	201,219	10.7	114,585	6.1
Senior secured cash flow	1,948,965	82.4	1,448,182	77.3	1,439,181	76.4
Other	54,031	2.3	47,400	2.5	77,635	4.1

Total	$2,365,339	100.0%	$1,874,263	100.0%	$1,884,328	100.0%

	December 31,
	2013	2012	2011
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$2,005,325	$1,499,833	$1,501,175
Business Credit	182,633	177,587	108,084
Real Estate	123,029	177,478	271,381
Equipment Finance	54,352	19,365	3,688

Total	$2,365,339	$1,874,263	$1,884,328

	December 31, 2013
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Other business services	18.1%	15.3%
Industrial/Other	15.3	13.0
Manufacturing—consumer non-durable	11.0	9.3
Healthcare	10.4	8.8
Financial services	7.6	6.4
Restaurants	5.3	4.5
Auto/Transportation	4.5	3.9
Consumer services	4.2	3.5
Tech services	3.7	3.2
Environmental services	3.3	2.8
Manufacturing—consumer durable	3.3	2.8
Cable/Telecom	3.2	2.7
Printing/Publishing	3.2	2.7
Energy/Chemical Services	2.0	1.7
Building materials	1.4	1.2
Retail	1.2	1.0
Broadcasting	0.9	0.8
Marketing services	0.9	0.7
Entertainment/Leisure	0.5	0.5
Consumer—non-mortgage	0.0	0.0

Total	100.0%	84.8%

	December 31, 2013
	Percentage of Business Credit	Percentage of Loan Portfolio
Business Credit and Leasing by Industry
Other Business Services	37.3%	3.7%
Manufacturing—consumer non-durable	18.9	1.9
Industrial/Other	12.8	1.3
Building materials	8.5	0.9
Auto/Transportation	7.9	0.8
Retail	2.9	0.3
Energy/Chemical Services	2.4	0.2
Manufacturing—consumer durable	2.4	0.2
Healthcare	2.3	0.2
Entertainment/Leisure	1.5	0.2
Marketing services	1.0	0.1
Environmental Services	1.0	0.1
Cable/Telecom	0.4	0.1
Restaurants	0.3	0.0
Financial services	0.2	0.0
Tech Services	0.1	0.0
Consumer services	0.1	0.0

Total	100.0%	10.0%

	December 31, 2013
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Office	58.1%	3.0%
Retail	25.0	1.3
Multi-family	16.9	0.9

Total	100.0%	5.2%

The table below shows the final maturities of our loan portfolio as of December 31, 2013:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
First mortgage	$56,069	$66,960	$––	$123,029
Senior secured asset-based	31,849	204,545	2,920	239,314
Senior secured cash flow	93,648	1,431,492	423,825	1,948,965
Other	––	22,205	31,826	54,031

Total	$181,566	$1,725,202	$458,571	$2,365,339

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2013:

	Fixed- Rate(1)	Adjustable- Rate(2)(3)	Total
	($ in thousands)
First mortgage	$—	$123,029	$123,029
Senior secured asset-based	54,283	185,031	239,314
Senior secured cash flow	51,631	1,897,334	1,948,965
Other	8,826	45,205	54,031

Total	$114,740	$2,250,599	$2,365,339

(1)	As of December 31, 2013, we did not have any interest-rate protection products against the $114.7 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2013, we had interest rate floors on $1.9 billion of adjustable-rate loans outstanding.
(3)	As of December 31, 2013, adjustable-rate loans include $70.7 million of non-accrual loans.

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

The markets in which we operate are fragmented. We compete based on the following factors, which vary by industry, asset class and property types:

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

Employees

As of December 31, 2013, we employed 101 people compared to 104 people at December 31, 2012. At December 31, 2013, our origination group had 32 employees, including 24 bankers who were either managing directors, directors or vice presidents, and eight associates and analysts. Our credit organization had 28 employees, including 11 managing directors. Additionally, we employed 35 people who were involved in operational or administrative roles. We believe our relations with our employees are good. We had 99 employees as of March 13, 2014.

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

We charged off $17.9 million of loans during 2013, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2013, we had delinquent loans of $5.1 million and had loans with an aggregate outstanding balance of $271.0 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $70.7 million at December 31, 2013 were also on non-accrual status.

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

As of December 31, 2013, we had an allowance for credit losses of $41.9 million, including specific reserves of $23.3 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the relatively limited history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We may have hold positions that exceed our targets which may result in more volatility in the performance of our loan portfolio.

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $5 million to $20 million, although we generally limit the size of the loans that we retain to $17.5 million. In certain cases, however, our loans and debt products may exceed $20 million. As of December 31, 2013, on a consolidated basis, we had 23 loans that had an outstanding balance greater than $17.5 million. Excluding the consolidation of the Arlington Fund we had 12 loans that had an outstanding balance greater than $17.5 million.

In each of these cases, we either added to our position to maximize our potential recovery of the outstanding principal of loans in workout or our hold size increased as a result of the NCOF portfolio purchase. As of December 31, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. If a borrower in one of these larger hold positions were to experience difficulty in adhering to the repayment terms of its loan with us, the negative impact to our results of operations and financial condition could be greater than a loan within our general size limits.

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

We specialize in certain broad industry segments, such as business services, industrial, manufacturing and healthcare in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant underwriting expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. If industry segments in which we have a concentration of investments experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2013, balloon and bullet transactions represented 95% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2013, cash flow transactions comprised $1.9 billion, or 82%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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

Most of our loans and other debt products bear interest at floating interest rates subject to floors. To the extent interest rates increase, monthly interest obligations owed by our customers to us will also increase. Demand for our loans or other debt products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet transaction, resulting in payment defaults and loan impairments. Conversely if interest rates decline, our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues.

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

We may seek to dispose of one or more of our loans and other debt products to obtain liquidity or to reduce or limit potential losses with respect to non-performing assets. There is no established trading market for most of our loans and other debt products. In addition, the fair value of other debt products that have lower levels of liquidity or are not publicly-traded may not be readily determinable and may fluctuate significantly on a monthly, quarterly and annual basis. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of the fair value of our other debt products may differ materially from the values that we ultimately attain for these debt products or would be able to attain if we have to sell our other debt products. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal. In addition, given the limited trading market for our loans and other debt products and the uncertainty as to their fair value at any point in time, if we seek to sell a loan or other debt product to obtain liquidity or reduce or limit losses, we may not be able to do so at a favorable price or at all.

We selectively underwrite transactions that we may be unable to syndicate.

On a selective basis, we commit to underwrite transactions that are significantly larger than our internal hold targets and we then seek to syndicate amounts in excess of our target to other lenders. If we are unable to syndicate these commitments, we may have to sell the additional exposure on unfavorable terms, which could adversely affect our financial condition or results of operations. In addition, if we must hold a larger portion of a transaction than we would like, we may not be able to complete other transactions and our loan portfolio may become more concentrated, which could affect our business, financial condition and results of operations.

We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products that may rank junior to rights of other lenders, representing a higher risk of loss than our other loans and debt products in which we have a first priority position.

To a lesser extent, and generally in connection with existing workouts, we provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan.

In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2013, our second lien and, subordinated/mezzanine loans totaled $54.0 million.

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

During 2013, we completed a $400 million term debt securitization, increased the size of a leveraged finance credit facility from $175 million to $275 million, increased the size of another leveraged finance credit facility from $150 million to $175 million, and increased the size of the term loan under our corporate credit facility from $100 million to $200 million. Additionally, we called a term debt securitization and redeemed the notes at par.

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

We have completed six term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $2.2 billion of rated notes. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. At December 31, 2013, the ratings range from AAA to CCC- by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Ba2 by Moody’s Investors Service, Inc., depending on the class of notes.

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

•	regulatory considerations;

•	changes in rating agency methodology;

•	our ability to service our loan portfolio and that ability continuing to be perceived as adequate to make the issued securities attractive to investors; and

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt securitizations.

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

We have retained 100% of the junior-most interests, which we refer to as the trust certificates, issued in the term debt securitizations, totaling $221.8 million in principal amount, issued in each of our four outstanding term debt securitizations that were outstanding as of December 31, 2013. Also, as of December 31, 2013, we have repurchased $41.2 million of outstanding notes of our term debt securitizations that were outstanding as of December 31, 2013. The notes issued in the term debt securitizations that we did not retain are senior to the trust certificates we did retain. Our receipt of future cash flows on the trust certificates is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

Several factors may influence the timing and amount of the cash flows we receive from loans and other debt products included in our term debt securitizations, including:

•

if any loan or other debt product included in a term debt securitization becomes (a) delinquent for a specified period of time as outlined in the indenture, (b) is classified as a non-performing asset, or (c) is charged off, all funds, after paying expenses and interest to the senior notes, go to a reserve account which then pays down an amount of senior notes equal to the amount of the delinquent loan or other debt product or if an overcollateralization test is present, is diverted, and used to de-lever the securitization to bring the ratio back into compliance . Except for specified senior management fees, we will not receive any distributions from funds during this period; and

•

if other specified events occur to the trusts, for example an event of default, our cash flows would be used to reduce the outstanding balance of the senior notes and would not be available to us until the full principal balance of the senior notes had been repaid.

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

Our quarterly net interest income and results of operations are difficult to forecast. We have and may continue to experience substantial fluctuations in net interest income and results of operations from quarter to quarter. You should not rely on our results of operations in any prior reporting period to be indicative of our performance in future reporting periods. Many different factors could cause our results of operations to vary from quarter to quarter, including:

•	the success of our origination activities;

•	pre-payments on our loan portfolio;

•	credit losses on recent transaction and legacy workouts

•	default rates;

•	our ability to enter into financing arrangements;

•	competition;

•	seasonal fluctuations in our business, including the timing of transactions;

•	costs of compliance with regulatory requirements;

•	private equity activity;

•	the timing and affect of any future acquisitions;

•	personnel changes;

•	changes in accounting rules;

•	changes in allowance for credit losses methodology;

•	changes in prevailing interest rates;

•	general changes to the U.S. and global economies; and

•	political conditions or events.

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

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. Our employment agreements with each of these officers will terminate in October 2015. Although we intend to enter into new employment agreements with these officers, if we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded net income of $24.6 million, $24.0 million, and $14.1 million, respectively. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2013 was approximately 32,000 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we lease 18,628 square feet of office space under a lease that is scheduled to terminate on February 28, 2020. We also maintain leased offices in Darien, Connecticut, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, Los Angeles, California, New York, New York, Portland, Oregon, and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 13, 2014, there were approximately 79 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2013 and 2012 is presented below:

	2013		2012
	High	Low	High	Low
Quarter ended:
December 31	$19.02	$14.18	$14.22	$10.94
September 30	19.83	12.82	13.63	10.83
June 30	13.60	11.37	12.99	10.05
March 31	14.81	12.95	11.22	9.05

On March 13, 2014, the last reported closing price of our common stock on the NASDAQ Global Market was $14.98 per share.

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2008. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We have no current plans to pay cash dividends on our common stock. We intend to retain available funds and any future earnings to reduce debt and fund the development and growth of our business.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2013	262	$18.65	––	$9,784,055
November 1-30, 2013	20,073	16.22	––	9,784,055
December 1-31, 2013	19,628	18.06	––	9,784,055

Total: Three months ended December 31, 2013	39,963	17.14	––	9,784,055

(1)	The Company did not repurchase any shares during the period in connection with our share repurchase program that we announced on November 19, 2012.
(2)	These columns include the acquisition of an aggregate of 39,963 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.
(3)	The repurchase program referenced in footnote (1) provided for the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program expired on December 31, 2013.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$127,684	$123,945	$115,680	$112,826	$136,569
Interest expense	42,971	35,591	34,953	40,558	41,927

Net interest income	84,713	88,354	80,727	72,268	94,642
Provision for credit losses	9,738	12,651	17,312	32,997	133,093

Net interest income (loss) after provision for credit losses	74,975	75,703	63,415	39,271	(38,451)
Fee income	3,670	4,619	3,070	2,409	1,657
Asset management income	2,482	2,984	2,635	2,872	2,934
Gain (loss) on derivatives	(143)	(315)	242	28	533
Gain (loss) on sale of loans and debt securities	72	335	128	(116)	—
Gain on acquisition	—	––	—	5,649	—
Other income (loss)	7,431	3,948	(2,008)	7,854	5,529

Total non-interest income	13,512	11,571	4,067	18,696	10,653
Compensation and benefits	32,672	31,139	30,144	26,418	26,403
General and administrative expenses	16,726	15,158	13,787	14,195	16,032

Total operating expenses	49,398	46,297	43,931	40,613	42,435

Operating income (loss) before income taxes	39,089	40,977	23,551	17,354	(70,233)
Results of Consolidated VIE
Interest income	5,321	––	––	––	––
Interest expense—credit facilities	1,879	––	––	––	––
Interest expense—Fund membership interest	1,353	––	––	––	––
Other income	51	––	––	––	––
Operating expenses	78	––	––	––	––

Net results from consolidated VIE	2,062	––	––	––	––
Income (loss) before income taxes	41,151	40,977	23,551	17,354	(70,233)
Income tax expense (benefit)	16,556	17,000	9,403	6,935	(24,353)

Net income (loss) before noncontrolling interest	24,595	23,977	14,148	10,419	(45,880)
Net loss (income) attributable to noncontrolling interest	—	––	—	(187)	1,620

Net income (loss) attributable to NewStar Financial, Inc. common stockholders	$24,595	$23,977	$14,148	$10,232	$(44,260)

Income (loss) per share:
Basic	$0.51	$0.51	$0.29	$0.21	$(0.90)
Diluted	0.46	0.45	0.27	0.19	(0.90)
Weighted average shares outstanding:
Basic	48,157,319	47,370,095	48,106,032	49,449,314	49,119,285
Diluted	52,941,981	52,733,552	52,925,924	52,548,104	49,119,285
Outstanding shares of common stock	48,658,606	49,311,008	49,345,676	50,562,826	49,994,858

	December 31,
	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$43,401	$27,212	$18,468
Restricted cash	167,920	208,667	83,815
Investments in debt securities, available-for-sale	22,198	21,127	17,817
Loans, held-for-sale	14,831	51,602	38,278
Loans, net	2,095,250	1,720,789	1,699,187
Other assets	86,862	127,673	88,818

Subtotal	2,430,462	2,157,070	1,946,383
Assets of Consolidated VIE
Restricted cash	1,950	—	––
Loans, net	171,427	—	––
Other assets	3,022	—	––

Total assets of Consolidated VIE	176,399	—	––

Total assets	$2,606,861	$2,157,070	$1,946,383

Credit facilities	$332,158	$229,941	$214,711
Term debt	1,412,374	1,221,764	1,073,105
Repurchase agreements	67,954	30,583	64,868
Other liabilities	26,544	79,965	29,937

Subtotal	1,839,030	1,562,253	1,382,621
Liabilities of Consolidated VIE
Credit facilities	120,344	––	––
Subordinated debt	30,000	––	––
Other liabilities	1,277	––	––

Total liabilities of Consolidated VIE	151,621	––	––

Total liabilities	1,990,651	1,562,253	1,382,621

NewStar Financial, Inc. stockholders’ equity	615,552	594,817	563,762
Retained earnings of Consolidated VIE	658	––	––

Total stockholders’ equity	616,210	594,817	563,762

Supplemental Data:
Investments in debt securities, gross	$25,298	$25,298	$25,298
Loans held-for-sale, gross	14,897	52,120	38,837
Loans held-for-investment, gross	2,325,144	1,796,845	1,820,193

Loans and investments in debt securities, gross	2,365,339	1,874,263	1,884,328
Unused lines of credit	326,231	245,483	252,422
Standby letters of credit	6,880	4,497	6,462

Total funding commitments	$2,698,450	$2,124,243	$2,143,212

Loan portfolio	$2,365,339	$1,874,263	$1,884,328
Loans owned by the NCOF	93,263	559,328	517,596

Managed loan portfolio	$2,458,602	$2,433,591	$2,401,924

Loans held-for-sale, gross	$14,897	$52,120	$38,837
Loans held-for-investment, gross	2,325,144	1,796,845	1,820,193

Total loans, gross	2,340,041	1,848,965	1,859,030
Deferred fees, net	(17,130)	(26,938)	(57,865)
Allowance for loan losses—general	(18,099)	(19,423)	(23,022)
Allowance for loan losses—specific	(23,304)	(30,213)	(40,678)

Total loans, net	$2,281,508	$1,772,391	$1,737,465

	December 31,
	2013	2012	2011

Average Balances (1):
Loans and other debt products, gross	$1,988,416	$1,893,571	$1,776,195
Interest earning assets (2)	2,223,908	2,036,526	1,886,165
Total assets	2,275,309	2,051,565	1,885,407
Interest bearing liabilities	1,627,816	1,414,967	1,286,256
Equity	604,742	579,083	560,617

Year Ended December 31,
2013	2012	2011
Performance Ratios (3):
Return on average assets	1.08%	1.17%	0.75%
Return on average equity	4.07	4.14	2.52
Net interest margin, before provision	3.90	4.34	4.28
Loan portfolio yield	6.68	6.54	6.50
Efficiency ratio	49.30	46.46	51.81

Credit Quality and Leverage Ratios (4):
Delinquent loan rate (at period end)	0.22%	3.59%	5.34%
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	––%	1.17%	0.46%
Non-accrual loan rate (at period end)	3.04%	4.05%	5.61%
Non-performing asset rate (at period end)	3.60%	4.77%	5.61%
Net charge off rate (end of period loans)	0.77%	1.49%	2.09%
Net charge off rate (average period loans)	0.91%	1.43%	2.15%
Allowance for credit losses ratio (at period end)	1.80%	2.78%	3.52%
Debt to equity (at period end)	3.18	x	2.49	x	2.40	x
Equity to assets (at period end)	23.64%	27.58%	28.96%

(1)	Averages are based upon the average daily balance during the period.
(2)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report.

Overview

We are a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. We focus primarily on the direct origination of loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. Our marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. Our emphasis on direct origination is an important aspect of our marketing and credit strategy because it provides us with direct access to our customers’ management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, we have significant input into our customers’ financial strategies and capital structures. We also participate in loans as a member of a lending group. The mix of our originations may vary from period to period. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies.

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

Market conditions in most segments of the loan market that we target remained relatively unchanged in the fourth quarter compared to the prior quarter. Overall middle market loan demand remained steady and new issuance volume of approximately $50 billion in the fourth quarter pushed total loan volume for 2013 to a record $204 billion. Despite record volume, however, the markets remained highly liquid and competitive as volume was dominated by refinancing of existing loans and the supply of new capital outpaced demand for new financing for growth or acquisitions. According to Thomson Reuters, 64% of total middle market lending in 2013 was represented by refinancing activity.

We believe that modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and new fund formation continued to drive a weaker pricing environment as lenders competed for a limited universe of deals. These conditions also led to increasing pressure on deal structures reflected by somewhat higher leverage levels and weaker lender protections. Despite that trend, however, we believe that conditions in the middle market compared favorably to other credit markets including large corporate loans as a hyper-competitive environment pushed yields even lower throughout the year and arrangers loosened deal structures more aggressively. Loan yields in the large corporate market, for example, tightened to 4.6% in December as new middle market loan yields widened to 6.1%. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be challenging for large corporate lenders and that the middle market will continue to compare favorably.

In this type of environment, our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans weakened further in the fourth quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter. We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets were somewhat mixed, but remained supportive in the fourth quarter as many fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The market was somewhat more unsettled, however, as regulatory headwinds from the Volcker Rule dampened demand for CLOs among banks as they worked through how the rule would apply to them and how it would impact their ability to continue investing in CLO debt. The broader fixed income markets were active in the quarter as the market adjusted to changes in the Federal Reserve’s monetary policies. As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds. This rotation into floating rate debt was evident in 2013 as investors funded a record $63 billion into mutual funds and ETFs targeting the floating rate loan markets.

Despite headwinds at the end of the year, new CLO issuance exceeded $81 billion in 2013, up from $55 billion in 2012 and 2011’s total of $12 billion. After trending down through the first half of the year, CLO credit spreads continued to trend higher through the second half, however, reflecting the impact of a steepening yield curve and regulatory concerns, including an FDIC surcharge for deposit insurance and future risk retention rules in addition to the Volcker Rule. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs as demonstrated by the transaction we completed in September 2013. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to refinance our existing corporate debt through a new $200 million financing on significantly improved terms and at lower cost in the second quarter.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Overall activity increased in the fourth quarter after a seasonally slow third quarter, pushing new loan volume in 2013 to approximately $1.3 billion.

We originated nearly $550 million of new loans in the fourth quarter at yields that were generally below our historical averages for comparably rated loans, but consistent with the prior quarter. Yields reflected a combination of continued pricing pressure in a muted M&A volume environment and a continuation of the shift in the mix of origination toward loans directly originated with smaller middle market companies. Pricing remained thin and leverage continued to trend higher in the broad loan market. Conditions in our primary target markets, however, remained somewhat more favorable with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. We also believe that a significant and lasting impact of the credit crisis that began in 2008 has been a reduction in the number and capacity of lenders in the markets in which we compete. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain relatively consistent overall through the balance of 2013, but continue to provide opportunities for us to increase our origination volumes.

Recent Developments

Liquidity

On March 6, 2014, as permitted under our corporate credit facility with Fortress Credit Corp., we requested and received an increase of $28.5 million to the Initial Funding under this credit facility. We borrowed the entire $28.5 million on March 6, 2014.

On December 12, 2013, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund new equipment lease origination. The amendment extended the provision for optional termination of the revolving period from January 16, 2014 to March 17, 2014, and extends the Turbo Event (as defined in the Note Purchase Agreement) from January 16, 2014 to March 17, 2014.

On December 27, 2013, the NCOF paid off the outstanding notes of its term debt securitization at par. As of December 31, 2013, we had purchased $217.9 million of the $276.5 million of outstanding loans previously owned by the NCOF.

On November 26, 2013, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $175.0 million to $275.0 million, increased the amount by which the commitment amount may be increased to up to $325.0 million, and modified certain concentration amounts and specified threshold amounts, among other things.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased was determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program expired on December 31, 2013. As of December 31, 2013, we had repurchased 17,665 shares of our common stock at a weighted average price per share of $12.22.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NewStar’s basic and diluted income per share for 2013 was $0.51 and $0.46, respectively, on net income of $24.6 million compared to basic and diluted income per share for 2012 of $0.51 and $0.45, respectively, on net income of $24.0 million, and basic and diluted income per share for 2011 of $0.29 and $0.27, respectively, on net income of $14.1 million. Our managed loan portfolio was $2.5 billion at December 31, 2013 compared to $2.4 billion at December 31, 2012 and $2.4 billion at December 31, 2011. As of December 31, 2013, loans owned by Arlington Fund and the NCOF were $172.6 million and $93.3 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.68% for 2013, 6.54% for 2012 and 6.50% for 2011. The increase in loan portfolio yield from 2012 to 2013 was primarily driven by the recognition of deferred paid-in-kind interest on certain impaired loans, and the average yield on loans which were repaid subsequent to December 31, 2012 was lower than the average yield on loans in our average total loan portfolio for 2013. Additionally, subsequent to December 31, 2012, the outstanding balance of lower yielding commercial real estate loans decreased $54.4 million. The increase in loan portfolio yield from 2011 to 2012 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2011, and the average yield on loans which were repaid during 2012 was lower than the average yield on loans in our total loan portfolio. During 2012, the outstanding balance of lower yielding commercial real estate loans decreased $93.9 million.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.90% for 2013, 4.34% for 2012 and 4.28% for 2011. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2012 were accelerated loan deferred fee recognition due to a prepayment of loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2011 were non-accrual loans, the accelerated amortization of deferred financing fees and unamortized discount resulting from the call of the 2009-1 CLO, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 49.30% for 2013, 46.46% for 2012 and 51.81% for 2011. The increase in our efficiency ratio for 2013 as compared to 2012 was primarily due to an increase in operating expenses. The decrease in our efficiency ratio during 2012 as compared to 2011 was primarily due to an increase in non-interest income and net interest income, partially offset by an increase in operating expenses during 2012.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.80% at December 31, 2013, 2.78% as of December 31, 2012 and 3.52% as of December 31, 2011. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses, the NCOF portfolio purchase, which was acquired on December 17, 2013 at fair value and no allowance was required at year end, the consolidation of the Arlington Fund as a VIE, for which no allowance was needed at year end, positive credit migration, improving economic conditions, and charge offs of impaired loans. The allowance for credit losses ratio excluding the NCOF portfolio purchase was 1.99% at December 31, 2013. During 2013, we recorded $11.2 million of net specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $17.8 million. At December 31, 2013, the specific allowance for credit losses was $23.3 million, and the general allowance for credit losses was $18.6 million. At December 31, 2012, the specific allowance for credit losses was $30.2 million, and the general allowance for credit losses was $19.8 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.22% as of December 31, 2013 as compared to 3.59% as of December 31, 2012. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases, was 1.17% as of December 31, 2012. We did not have any delinquent accruing loans as of December 31, 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.04% as of December 31, 2013 and 4.05% as of December 31, 2012. As of December 31, 2013 and 2012, the aggregate outstanding balance of non-accrual loans was $70.7 million and $72.7 million, respectively and total outstanding loans and leases held for investment was $2.3 billion and $1.8 billion, respectively. The slight decline in non-accrual loans during 2013 was primarily the result of the resolution of loans classified as non-accrual at December 31, 2012, partially offset by loans being placed on non-accrual during 2013. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.60% as of December 31, 2013 and 4.77% as of December 31, 2012. As of December 31, 2013 and 2012, the sum of the aggregate outstanding balance of non-performing assets was $84.2 million and $86.3 million, respectively. The decline in non-performing assets during 2013 was primarily the result of the resolution of assets classified as non-accrual at December 31, 2012.We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge-off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2013, 2012 and 2011, the net charge off rate was 0.77%, 1.49% and 2.09%, respectively. Charge-offs during 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2013, 2012 and 2011, the net charge off rate was 0.91%, 1.43% and 2.15%, respectively. Charge-offs during 2013, were primarily the result of the resolution of previously impaired loans. We expect the net charge-off rate (end of period loans and leases) to fluctuate if economic conditions continue to impair certain borrowers’ ability to fully repay principal and interest under the terms of their loan agreement.

Return on average assets

Return on average assets, which is net income divided by average total assets was 1.08% for 2013, 1.17% for 2012, and 0.75% for 2011.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.07% for 2013, 4.14% for 2012, and 2.52% for 2011.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net interest income:
Interest income	$127,684	$123,945	$115,680
Interest expense	42,971	35,591	34,953

Net interest income	84,713	88,354	80,727
Provision for credit losses	9,738	12,651	17,312

Net interest income after provision for credit losses	74,975	75,703	63,415
Non-interest income:
Fee income	3,670	4,619	3,070
Asset management income	2,482	2,984	2,635
Gain (loss) on derivatives	(143)	(315)	242
Gain on sale of loans	72	335	128
Other income (loss)	7,431	3,948	(2,008)

Total non-interest income	13,512	11,571	4,067
Operating expenses:
Compensation and benefits	32,672	31,139	30,144
General and administrative expenses	16,726	15,158	13,787

Total operating expenses	49,398	46,297	43,931

Operating income before income taxes	39,089	40,977	23,551
Results of Consolidated Variable Interest Entity:
Interest income	5,321	––	––
Interest expense—credit facilities	1,879	––	––
Interest expense—Fund membership interest	1,353	––	––
Other income	51	––	––
Operating expenses	78	––	––

Net results from Consolidated Variable Interest Entity	2,062	––	––
Income before income taxes	41,151	40,977	23,551
Income tax expense	16,556	17,000	9,403

Net income	$24,595	$23,977	$14,148

Comparison of the Years Ended December 31, 2013 and 2012

Interest income. Interest income increased $9.1 million, to $133.0 million for 2013 from $123.9 million for 2012. The increase was primarily due to an increase in average balance of our interest earning assets to $2.2 billion from $2.0 billion, the recognition of $2.0 million of deferred paid-in-kind interest on certain impaired loans, the acceleration of amortization of deferred fees from loans that paid off during 2013, and the consolidation of interest income from Arlington Fund, partially offset by a decrease in the yield on average interest earning assets to 5.98% from 6.09% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to December 31, 2012.

Interest expense. Interest expense increased to $46.2 million for 2013 from $35.6 million for 2012. The increase is primarily due to an increase in the average balance of our interest bearing liabilities and an increase in the average cost of funds, the additional $100.0 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin decreased to 3.90% for 2013 from 4.34% for 2012. The decrease in net interest margin was primarily due to an increase in our average interest bearing liabilities, an increase in average cost of funds, and a decrease in the yield on average interest earning assets, partially offset by the recognition of deferred paid-in-kind interest on certain impaired loans, and the acceleration of amortization deferred fees from loans that paid off during 2013. The net interest spread, which represents the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 3.14% from 3.57%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,223,908	$133,005	5.98%	$2,036,526	$123,945	6.09%
Total interest bearing liabilities	1,627,816	46,203	2.84	1,414,967	35,591	2.52

Net interest spread		$86,802	3.14%		$88,354	3.57%

Net interest margin			3.90%			4.34%

Provision for credit losses. The provision for credit losses decreased to $9.7 million for 2013 from $12.7 million for 2012. The decrease in the provision was primarily due to an decrease of $5.5 million of net specific provisions recorded during 2013 as compared to 2012. During 2013, we recorded net specific provisions for impaired loans of $11.2 million compared to $16.7 million recorded during 2012. The decrease in the net specific component of the provision for credit losses was primarily due to the resolution of certain impaired loans which were subsequently charged off and positive credit migration. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

On at least a quarterly basis, loans and leases are internally risk-rated based on individual credit criteria, including loan and lease type, loan and lease structures (including balloon and bullet structures common in the Company’s Leveraged Finance and Real Estate loans), borrower industry, payment capacity, location and quality of collateral if any (including the Company’s Real Estate loans). Borrowers provide the Company with financial information on either a monthly or quarterly basis. Ratings, corresponding assumed default rates and assumed loss severities are dynamically updated to reflect any changes in borrower condition or profile.

For Leveraged Finance loans and equipment finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

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

For consolidated variable interest entities that to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets.

The Company is providing capital on a transitional basis to the Arlington Fund. At December 31, 2013, the expected loss on Arlington Fund was zero and no allowance was recorded. If the duration of the Company’s investment in Arlington Fund or its assumptions regarding conditions in the capital markets were to change, it may be necessary for the Company to record an allowance for credit losses in the future.

The Company’s acquisition of the pool of loans from NCOF on December 17, 2013 was at fair value. At December 31, 2013, there had been no credit deterioration since the acquisition and as such, no allowance related to these loans was deemed necessary. We will reevaluate the need for a credit allowance on a quarterly basis.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2013. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at December 31, 2013 were in Leveraged Finance, Real Estate, and Business Credit over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2013, we had impaired loans with an aggregate outstanding balance of $271.0 million. Impaired loans with an aggregate outstanding balance of $240.3 million have been restructured and classified as troubled debt restructurings. At December 31, 2013, the Company had a $23.3 million specific allowance for impaired loans with an aggregate outstanding balance of $154.7 million. As of December 31, 2013, we had three restructured impaired loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $2.0 million, to $13.6 million for 2013 from $11.6 million for 2012. The increase is primarily due to $2.3 million net gains on equity method of accounting interests, and $2.5 million of income from our other real estate owned properties, partially offset by a $1.9 million loss on the value of equity interests in certain impaired borrowers. Beginning in 2013, the income and expenses from our other real estate owned properties were presented on a gross basis in our consolidated statement of operations.

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

Operating expenses. Operating expenses increased $3.2 million, to $49.5 million for 2013 from $46.3 million for 2012. Employee compensation and benefits increased $1.5 million primarily due to an increase in headcount and higher incentive compensation accruals, which were partially offset by lower equity compensation expense. General and administrative expenses increased $1.6 million due primarily to $4.0 million of operating expenses from our other real estate owned properties and an increase of $0.4 million in occupancy expense, partially offset by a decrease of $3.1 million in loan workout costs. Beginning in 2013, the income and expenses from our other real estate owned properties were presented on a gross basis in our consolidated statement of operations.

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

Although we consolidate all of the assets and liabilities of Arlington Fund, our maximum exposure to loss is limited to our investments in membership interests of the Arlington Fund, our Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items define our economic relationship with Arlington

Fund but are eliminated upon consolidation. We manage the assets of Arlington Fund solely for the benefit of its lenders and investors. If we were to liquidate, the assets of Arlington Fund would not be available to our general creditors. Conversely, the investors in the debt of Arlington Fund have no recourse to our general assets. Therefore, we do not consider this debt our obligation.

Income taxes. For 2013 and 2012, we provided for income taxes based on an effective tax rate of 40% and 41%, respectively. Our tax rate for 2013, reflects the consolidation of the results of our variable interest entities.

As of December 31, 2013 and 2012, we had net deferred tax assets of $30.2 million and $42.5 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2013. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2013. As of December 31, 2013, our deferred tax asset was primarily comprised of $20.4 million related to our allowance for credit losses and $8.5 million related to equity compensation.

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

We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the fourth quarter of 2013, the U.S. economy continued to grow modestly despite uncertainty surrounding ongoing U.S. budget negotiations, as the global economy continues to show signs of stabilization and the Fed announced its plan to taper bond purchases while assuring they would act carefully in allowing interest rates to rise. The economic expansion was reflected in the strength of U.S. debt and equity capital markets. We expect the broader favorable trends in the U.S. to continue in the near future as Treasury and investment grade bond rates remain relatively low and investors focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display pricing stability and strong volume. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) have stabilized and remain attractive for issuers such as NewStar, despite some remaining uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

We believe that our ability to access the capital markets, secure new credit facilities, and renew and/or amend our existing credit facilities continues to demonstrate an overall improvement in the market conditions for funding and indicates progress in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions and relative stability in recent years, we cannot assure these conditions will continue, and it is possible that the financial markets could experience stress, volatility, and/or illiquidity. If they do, we could face materially higher financing costs and reductions in leverage, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of December 31, 2013 and 2012, we had $43.4 million and $27.2 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $167.9 million and $208.7 million of restricted cash as of December 31, 2013 and 2012, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2013, we could use $58.8 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2013.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2013, we had impaired loans with an aggregate outstanding balance of $271.0 million. Impaired loans with an aggregate outstanding balance of $240.3 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $70.7 million were on non-accrual status. During 2013, $17.9 million of loans were charged-off. Impaired loans of $5.1 million were greater than 60 days past due and classified as delinquent. During 2013, we recorded $11.2 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.2 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of December 31, 2013 and 2012 was $41.4 million and $49.6 million, respectively, or 1.78% and 2.76% of loans and leases, gross, respectively. As of December 31, 2013, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.80%.

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

Activity in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Balance as of beginning of period	$49,636	$63,700	$84,503
General provision for loan and lease losses	(1,544)	(3,918)	(1,604)
Specific provision for loan losses	11,159	16,653	18,782
Net charge offs	(17,848)	(26,799)	(37,981)

Balance as of end of period	41,403	49,636	63,700
Allowance for losses on unfunded loan commitments	451	328	412

Allowance for credit losses	$41,854	$49,964	$64,112

During 2013 we recorded a total provision for credit losses of $9.7 million. The Company decreased its allowance for credit losses 98 basis points to 1.80% of gross loans at December 31, 2013 from 2.78% at December 31, 2012. The allowance for credit losses ratio excluding the NCOF portfolio purchase was 1.99% at December 31, 2013.

Borrowings and Liquidity

As of December 31, 2013 and 2012, we had outstanding borrowings totaling $2.0 billion and $1.5 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of December 31, 2013, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$697,000	$452,502	$244,498	2015 – 2019
Term debt (1)	1,431,374	1,412,374	19,000	2017 – 2023
Repurchase agreements	67,954	67,954	––	2017
Subordinated debt—Fund membership interest	30,000	30,000	––

Total	$2,226,328	$1,962,830	$263,498

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At December 31, 2013, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of December 31, 2013 we had four credit facilities: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of December 31, 2013, Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

We have a $275.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. On November 26, 2013, we entered into an amendment to this credit facility which among other things increased the commitment amount to $275.0 million from $175.0 million, with the ability to further increase the commitment amount to $325.0 million, and modified the concentration limits. The credit facility had an outstanding balance of $182.5 million and unamortized deferred financing fees of $3.3 million as of December 31, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2013, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $82.2 million and unamortized fees of $0.7 million as of December 31, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

We have a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $59.4 million and unamortized deferred financing fees of $0.4 million as of December 31, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to hedge portfolio interest rate risk, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $8.0 million and unamortized deferred financing fees of $0.9 million as of December 31, 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and we have committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The Class A Notes had an outstanding balance of $120.3 million and unamortized deferred financing fees of $1.0 million as of December 31, 2013. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of December 31, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.0 million.

Subordinated debt—Fund membership interest

As of December 31, 2013, we had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in our consolidated statement of financial position. We apply an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, we eliminate the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2013, the $164.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $208.2 million. At December 31, 2013, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO

Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral. We may have defaults in the 2006 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance December 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$91,007	0.27%	AA+/Aaa/AAA
Class A-2	40,000	12,180	0.28	AA+/Aaa/AAA
Class B	22,500	22,500	0.38	AA/Aa2/AA
Class C	35,000	28,000	0.68	BBB+/A3/A
Class D	25,000	6,250	1.35	B+/Baa3/BBB
Class E	13,750	4,500	1.75	CCC+/Ba1/BB

Total notes	456,250	164,437
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$208,187

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2013, the $465.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $519.0 million. At December 31, 2013, deferred financing fees were $1.3 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$275,180	0.24%	AA+/Aaa/AAA
Class A-2	100,000	86,564	0.26	AA+/Aaa/AAA
Class B	24,000	24,000	0.55	AA/Aa1/AA
Class C	58,500	58,293	1.30	BBB+/A2/A
Class D	27,000	21,000	2.30	BB-/Baa2/BBB+

Total notes	546,000	465,037
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$519,037

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. Fitch affirmed its ratings on February 24, 2009. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes to the ratings shown above, and also downgraded the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes to the rating shown above. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates and subordinated notes. At December 31, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2013, deferred financing fees were $2.9 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Borrowing spread to LIBOR	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor+1.90%	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	A2/N/A
Class D	11,400	11,400	Libor+6.25%	Baa2/N/A

Total notes	$263,300	$263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates and subordinated notes. At December 31, 2013, the $319.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $381.0 million. At December 31, 2013, deferred financing fees were $5.5 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Borrowing spread to LIBOR	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor+1.65%	AAA/Aaa
Class A-R	35,000	16,000	(1)	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	AA/N/A
Class C	36,000	36,000	Libor+3.80%	A/N/A
Class D	21,000	21,000	Libor+4.55%	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	BBB-/N/A

Total notes	338,600	319,600
Class F (trust certificates)	17,400	17,400	N/A	N/A
Class G (trust certificates)	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A

Total for 2013-1 CLO Trust	$400,000	$381,000

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

In August 2005 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. The 2005

CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2013, we repurchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, we repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. On October 25, 2013, we called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.2 million.

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.17% as of December 31, 2013. As of December 31, 2013, unamortized deferred financing fees were $1.3 million and the outstanding balance was $68.0 million. During 2013, we made principal payments totaling $3.2 million and borrowed $40.5 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On November 19, 2012, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program expired on December 31, 2013. Upon completion of the stock repurchase program, we had repurchased 17,665 shares of its common stock under the program at a weighted average price per share of $12.22.

On September 29, 2011, our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by management based on its evaluation of market conditions and other factors and required use of cash. The repurchase program expired on September 29, 2012. Upon the expiration of the stock repurchase program, the Company had repurchased 252,450 shares of its common stock at a weighted average price per share of $10.26.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	$—	$149,656	$302,846	$––	$452,502
Term debt (1)	—	25,000	175,000	1,212,373	1,412,373
Repurchase agreement	––	––	67,954	––	67,954
Subordinated debt—Fund membership interest	––	––	30,000	––	30,000
Non-cancelable operating leases	1,452	2,581	2,622	1,175	7,830

Total	$1,452	$177,237	$578,422	$1,213,548	$1,970,659

(1)	Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

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

During 2006, the Company entered into interest rate swap agreements which were designated and qualified as cash flow hedges of the risk of changes in the Company’s interest payments on LIBOR-indexed debt. During 2011, the lone remaining outstanding interest rate swap agreement was terminated. We record the contracted interest rate swap net amounts exchanged in interest expense in the accompanying consolidated statements of operations. During 2011, the Company recorded hedge ineffectiveness of $51,841, which is included in loss on derivatives in the Company’s consolidated statements of operations. We did not have any material outstanding derivatives as of December 31, 2013 and 2012.

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

At December 31, 2013, we had $326.2 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $271.9 million and unfunded commitments related to delayed draw term loans were $49.0 million. $5.3 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $271.9 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2013, we categorized $197.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2013, we had $74.2 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2013, revolver usage averaged approximately 41%, which is line with the average of 46% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2013, revolving commitments increased $14.6 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2013, delayed draw credit facility commitments decreased $8.6 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2013 we had $6.9 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2013 and December 31, 2012, the fair value of the interest rate mitigation products was $0.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Allowance for credit losses

A general allowance is provided for loans and leases that are not impaired and for which no specific impairment has been identified. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

For Leveraged Finance loans and equipment finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

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

For consolidated variable interest entities to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2013. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. The allowance for credit losses is based on a loan-by-loan build-up of inherent losses on loans, gross. We also maintain an allowance for losses on unfunded loan commitments, namely loan commitments and letters of credit that are reported in other liabilities on the balance sheet. The combined balance of the allowance for loan losses and the allowance for unfunded commitments is referred to as the allowance for credit losses. As of December 31, 2013, we had an allowance for credit losses of $41.9 million, with specific allowances totaling $23.3 million.

Impaired loans at December 31, 2013 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2013.

On January 1, 2007, the Company adopted ASC 740 (Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement. At December 31, 2013, the Company did not have any significant unrecognized tax benefits, and there have been no material changes since adoption. The Company does not expect any significant changes within the next 12 months.

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense.

The Company files U.S. federal and state income tax returns. As of December 31, 2013, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2009. A few states remain subject to examination for the year ended December 31, 2009.

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

As of December 31, 2013 and 2012, investments in debt securities available-for-sale totaled $22.2 million and $21.1million, respectively. At December 31, 2013 and 2012, our net unrealized gain on those debt securities totaled $1.0 million and $0.2 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of December 31, 2013, approximately 3% of the loans in our portfolio were at fixed rates and approximately 97% were at variable rates. Additionally, for the loans at variable rates, approximately 86% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2013. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$12,600
Increase of	100	(11,360)
Increase of	200	(8,530)
Increase of	300	(4,030)

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $1.9 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 14, 2014

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$43,401	$27,212
Restricted cash	167,920	208,667
Investments in debt securities, available-for-sale	22,198	21,127
Loans held-for-sale, net	14,831	51,602
Loans and leases, net	2,095,250	1,720,789
Deferred financing costs, net	21,386	19,064
Interest receivable	7,415	9,003
Property and equipment, net	833	433
Deferred income taxes, net	30,238	42,463
Income tax receivable	2,007	4,311
Other assets	24,983	52,399

Subtotal	2,430,462	2,157,070
Assets of Consolidated Variable Interest Entity:
Restricted cash	1,950	0
Loans, net	171,427	0
Deferred financing costs, net	997	0
Interest receivable	1,079	0
Other assets	946	0

Total assets of Consolidated Variable Interest Entity	176,399	0

Total assets	$2,606,861	$2,157,070

Liabilities:
Credit facilities	$332,158	$229,941
Term debt	1,412,374	1,221,764
Repurchase agreements	67,954	30,583
Accrued interest payable	6,333	3,330
Accounts payable	588	404
Other liabilities	19,623	76,231

Subtotal	1,839,030	1,562,253
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	120,344	0
Accrued interest payable—credit facilities	434	0
Subordinated debt—Fund membership interest	30,000	0
Accrued interest payable—Fund membership interest	843	0

Total liabilities of Consolidated Variable Interest Entity	151,621	0

Total liabilities	1,990,651	1,562,253

Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2013 and 2012;
Shares outstanding 48,658,606 in 2013 and 49,311,008 in 2012	487	493
Additional paid-in capital	655,143	646,299
Retained earnings (accumulated deficit)	2,624	(20,726)
Common stock held in treasury, at cost $0.01 par value; 4,642,202 in 2013 and 3,646,290 in 2012	(43,271)	(31,243)
Accumulated other comprehensive income (loss), net	569	(6)

Total NewStar Financial, Inc. stockholders’ equity	615,552	594,817
Retained earnings of Consolidated Variable Interest Entity	658	0

Total stockholders’ equity	616,210	594,817

Total liabilities and stockholders’ equity	$2,606,861	$2,157,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$127,684	$123,945	$115,680
Interest expense	42,971	35,591	34,953

Net interest income	84,713	88,354	80,727
Provision for credit losses	9,738	12,651	17,312

Net interest income after provision for credit losses	74,975	75,703	63,415
Non-interest income:
Fee income	3,670	4,619	3,070
Asset management income—related party	2,482	2,984	2,635
Gain (loss) on derivatives	(143)	(315)	242
Gain on sale of loans	72	335	128
Other income (loss)	7,431	3,948	(2,008)

Total non-interest income	13,512	11,571	4,067
Operating expenses:
Compensation and benefits	32,672	31,139	30,144
General and administrative expenses	16,726	15,158	13,787

Total operating expenses	49,398	46,297	43,931

Operating income before income taxes	39,089	40,977	23,551
Results of Consolidated Variable Interest Entity:
Interest income	5,321	0	0
Interest expense— credit facilities	1,879	0	0
Interest expense—Fund membership interest	1,353	0	0
Other income	51	0	0
Operating expenses	78	0	0

Net results from Consolidated Variable Interest Entity	2,062	0	0
Income before income taxes	41,151	40,977	23,551
Income tax expense	16,556	17,000	9,403

Net income	$24,595	$23,977	$14,148

Basic income per share	$0.51	$0.51	$0.29
Diluted income per share	0.46	0.45	0.27

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	($ in thousands, except per share amounts)
Net income	$24,595	$23,977	$14,148
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $345, $1,244 and $(1,119), respectively	499	1,840	(1,658)
Net unrealized derivative gains, net of tax expense of $53, $115 and $125, respectively	76	152	198

Other comprehensive income (loss)	575	1,992	(1,460)

Comprehensive income	$25,170	$25,969	$12,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity							Common Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE
	($ in thousands)
Balance at January 1, 2011	$0	$506	$626,177	$(58,851)	$(13,115)	$(538)	$0	$554,179
Net income	0	0	0	14,148	0	0	0	14,148
Other comprehensive income	0	0	0	0	0	(1,460)	0	(1,460)
Net shares reacquired from employee transactions	0	(2)	272	0	(2,274)	0	0	(2,004)
Tax benefit from vesting of restricted common stock awards	0	0	121	0	0	0	0	121
Repurchase of common stock	0	(10)	10	0	(10,031)	0	0	(10,031)
Amortization of restricted common stock awards	0	0	6,446	0	0	0	0	6,446
Amortization of stock option awards	0	0	2,363	0	0	0	0	2,363

Balance December 31, 2011	0	494	635,389	(44,703)	(25,420)	(1,998)	0	563,762
Net income	0	0	0	23,977	0	0	0	23,977
Other comprehensive loss	0	0	0	0	0	1,992	0	1,992
Issuance of restricted stock	0	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	(2)	0	0	(3,227)	0	0	(3,229)
Tax benefit from vesting of restricted common stock awards	0	0	2,320	0	0	0	0	2,320
Repurchase of common stock	0	(2)	2	0	(2,596)	0	0	(2,596)
Exercise of common stock options	0	2	1,400	0	0	0	0	1,402
Amortization of restricted common stock awards	0	0	6,418	0	0	0	0	6,418
Amortization of stock option awards	0	0	771	0	0	0	0	771

Balance December 31, 2012	0	493	646,299	(20,726)	(31,243)	(6)	0	594,817
Net income	0	0	0	23,350	0	0	1,245	24,595
Other comprehensive income	0	0	0	0	0	575	0	575
Issuance of restricted stock	0	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	(8)	8	0	(11,812)	0	0	(11,812)
Tax benefit from vesting of restricted common stock awards	0	0	4,227	0	0	0	0	4,227
Repurchase of common stock	0	0	0	0	(216)	0	0	(216)
Exercise of common stock options	0	1	361	0	0	0	0	362
VIE Dividend	0	0	0	0	0	0	(587)	(587)
Amortization of restricted common stock awards	0	0	4,150	0	0	0	0	4,150
Amortization of stock option awards	0	0	99	0	0	0	0	99

Balance December 31, 2013	$0	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$24,595	$23,977	$14,148
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	9,738	12,651	17,312
Depreciation and amortization and accretion	(13,156)	(10,963)	(8,585)
Amortization of debt issuance costs	6,314	4,326	8,047
Equity compensation expense	4,249	7,189	8,809
Gain on sale of loans	(72)	(335)	(128)
Gain on repurchase of debt	(442)	(2,708)	(4,267)
Losses on other real estate owned	0	324	600
Losses (gains) from equity method investments	(1,037)	469	2,879
Losses from other investments	0	0	5,439
Net change in deferred income taxes	11,829	5,439	1,194
Loans held-for-sale originated	(41,856)	(143,769)	(38,278)
Proceeds from sale and repayment of loans held-for-sale	78,627	130,445	41,386
Net change in interest receivable	1,588	854	(3,060)
Net change in other assets	31,283	(38,915)	5,486
Net change in accrued interest payable	3,003	477	(1,161)
Net change in accounts payable and other liabilities	(56,947)	48,277	(2,442)
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	156	0	0
Depreciation and amortization and accretion	(281)	0	0
Net change in interest receivable	(1,079)	0	0
Net change in other assets	(946)	0	0
Net change in accrued interest payable	1,277	0	0

Net cash provided by operating activities	56,843	37,738	47,379

Cash flows from investing activities:
Net change in restricted cash	40,747	(124,852)	94,549
Net change in loans	(369,203)	(22,758)	(114,369)
Proceeds from sale of other real estate owned	0	0	2,800
Purchase of debt securities available-for-sale	0	0	(20,750)
Proceeds from repayments of debt securities available-for-sale	0	0	4,170
Acquisition of property and equipment	(771)	(200)	(349)
Consolidated Variable Interest Entity:
Net change in loans	(172,645)	0	0
Net change in restricted cash	(1,950)	0	0
VIE cash dividends	(587)	0	0

Net cash used in investing activities	(504,409)	(147,810)	(33,949)

Cash flows from financing activities:
Proceeds from exercise of stock options	361	1,400	272
Tax benefit from vesting of restricted stock	4,227	2,320	121
Borrowings on credit facilities	1,184,356	583,878	458,610
Repayment of borrowings on credit facilities	(1,082,139)	(568,648)	(365,401)
Issuance of term debt	319,600	303,700	0
Borrowings on term debt	172,572	141,876	143,836
Repayment of borrowings on term debt	(301,120)	(294,209)	(334,789)
Borrowings on repurchase agreements	40,524	0	68,000
Repayment of borrowings on repurchase agreements	(3,153)	(34,285)	(3,132)
Payment of deferred financing costs	(8,636)	(11,393)	(4,539)
Purchase of treasury stock	(12,028)	(5,823)	(12,305)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	135,094	0	0
Repayment of borrowings on credit facilities	(14,750)	0	0
Borrowings on subordinated debt	30,000	0	0
Payment of deferred financing costs	(1,153)	0	0

Net cash provided by (used in) financing activities	463,755	118,816	(49,327)
Net increase (decrease) in cash during the period	16,189	8,744	(35,897)
Cash and cash equivalents at beginning of period	27,212	18,468	54,365

Cash and cash equivalents at end of period	$43,401	$27,212	$18,468

Supplemental cash flows information:
Interest paid	$42,767	$35,114	$36,114
Taxes paid, net of refund	(1,848)	14,606	3,066
Increase (decrease) in fair value of investments in debt securities	844	3,084	(2,777)
Transfers of loans held-for-sale to loans, net	5,158	0	0
Transfers of loans, net to loans held-for-sale	0	14,587	0
Transfers of loans to other real estate owned	0	14,884	0
Transfers of debt from term debt to credit facilities	0	0	13,000

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. (the “Company”), a Delaware corporation, is a specialized commercial finance company focused on meeting the complex financing needs of companies and private investors in the middle market. The Company focuses primarily on the direct origination of loans and equipment leases through teams of credit-trained bankers and marketing officers organized around key industry and market segments. The Company’s marketing and direct origination efforts target private equity sponsors, mid-sized companies, corporate executives, regional banks, real estate investors and a variety of other referral sources and financial intermediaries to source new customer relationships and lending opportunities. The Company’s emphasis on direct origination is an important aspect of its marketing and credit strategy because it provides direct access to customers’ management teams and enhances the Company’s ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows the Company to negotiate transaction terms directly with borrowers and, as a result, it has significant input into customers’ financial strategies and capital structures. The Company also participates in loans as a member of a lending group. The mix of the Company’s originations may vary from period to period. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies.

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

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and Arlington Fund (defined below), its variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

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

Nonrefundable loan fees and related direct costs associated with the origination of loans are deferred and included in loans, net in the consolidated balance sheet. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the interest method or taken into income when the related loans are paid off or sold. The Company accretes any discount from purchased loans into loan fee income as a yield adjustment over the contractual life of the loan. The amortization of loan fees is discontinued on non-accrual loans.

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

For Leveraged Finance loans and equipment finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms in determining a loan loss in the event of default.

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

For consolidated VIEs to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2013. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at December 31, 2013 were in Real Estate, Leveraged Finance, and Business Credit over a range of industries impacted by the then current economic environment including the following: Buildings and Commercial Real Estate, Broadcast and Entertainment, Nondurable Consumer Products, Energy and Chemical Services, Financial Services, Healthcare, Printing and Publishing, Restaurants, and Industrial and Other Business Services. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2013, the Company did not have any significant accrued interest, penalties or uncertain tax positions.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718 (Share-Based Payment), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the grant date. The Company adopted ASC 718 using the prospective method.

For awards granted, modified, repurchased or cancelled after January 1, 2006, the Company estimates the fair value of stock-based awards using the Black-Scholes valuation model, which requires the input of subjective assumptions, including expected term and expected price volatility. Changes in these assumptions can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Further, for awards that contain performance measures and conditions, the Company makes an assessment, based on management’s judgment, of the probability of these conditions being satisfied, which affects the timing and the amount of expense to be recognized. If the Company’s judgment as to whether these conditions are probable of occurrence are not appropriate, the financial statements could be materially affected.

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

Note 3. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including NewStar Arlington Fund LLC (“Arlington Fund”), a credit fund managed by the Company formed in April 2013) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2013 loans held-for-sale were $14.9 million and consisted of leveraged finance loans to three borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of December 31, 2013 and 2012, loans held-for-sale consisted of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$14,897	$52,120

Gross loans	14,897	52,120
Deferred loan fees, net	(66)	(518)

Total loans, net	$14,831	$51,602

The Company sold loans with an outstanding balance totaling $32.0 million for an aggregate gain of $0.1 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) or the Arlington Fund during 2013. The Company sold loans with an aggregate outstanding balance of $45.1 million for a gain of $0.3 million to entities other than the NCOF during 2012. The Company sold loans with an aggregate outstanding balance of $31.3 million for a gain of $0.1 million to entities other than the NCOF during 2011.

As of December 31, 2013 and 2012, loans and leases consisted of the following:

	December 31,
	2013	2012
	($ in thousands)
Leveraged Finance	$1,965,130	$1,422,415
Business Credit	236,985	196,952
Real Estate	123,029	177,478

Gross loans and leases	2,325,144	1,796,845
Deferred loan fees, net	(17,064)	(26,420)
Allowance for loan and lease losses	(41,403)	(49,636)

Total loans and leases, net	$2,266,677	$1,720,789

On December 27, 2013, the NCOF paid off the outstanding notes of its term debt securitizationat par. As of December 31, 2013, we had purchased $217.9 million of the $276.5 million of outstanding loans previously owned by the NCOF.

As of December 31, 2013 and 2012, Equipment Finance products totaled $38.4 million and $17.3 million, respectively, and are included in the Business Credit balances.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its four specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Due to the nature of its borrowers and the structure of its loans, Business Credit utilizes a proprietary model that produces a rating that corresponds to an expected loss, without calculating a probability of default and loss given default. For variable interest entities for which the Company is providing transitional capital, a qualitative analysis is used to determine expected loss. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan.

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of December 31, 2013, $190.6 million of the Company’s loans were classified as “Criticized”, including $177.5 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”. As of December 31, 2012, $267.2 million of the Company’s loans were classified as “Criticized”, including $237.6 million of the Company’s impaired loans, and $1.5 billion were classified as “Pass”. All of the loans held by the Arlington Fund were classified as “Pass” as of December 31, 2013.

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

As of December 31, 2013, the Company had impaired loans with an aggregate outstanding balance of $271.0 million. Impaired loans with an aggregate outstanding balance of $240.3 million have been restructured and classified as TDR. As of December 31, 2013, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $6.9 million. Impaired loans with an aggregate outstanding balance of $70.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2013, the Company charged off $15.8 million of outstanding non-accrual loans. During 2013, the Company placed loans with an aggregate outstanding balance of $48.9 million on non-accrual status and took loans with an aggregate outstanding balance of $34.8 million off of non-accrual status. During 2013, the Company recorded $11.2 million of net specific provisions for impaired loans. At December 31, 2013, the Company had a $23.3 million specific allowance for impaired loans with an aggregate outstanding balance of $154.7 million. At December 31, 2013, additional funding commitments for impaired loans totaled $17.6 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2013, $5.1 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $23.3 million specific allowance for impaired loans was $1.2 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate carrying value of $13.5 million as of December 31, 2013 and $13.0 million as of December 31, 2012.

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

A summary of impaired loans is as follows:

2013	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
Leveraged Finance	$208,626	$238,522	$124,560	$84,066
Business Credit	287	476	287	0
Real Estate	62,106	62,110	29,870	32,236

Total	$271,019	$301,108	$154,717	$116,302

2012
Leveraged Finance	$214,359	$277,702	$131,261	$83,098
Business Credit	1,821	2,652	0	1,821
Real Estate	108,188	117,054	60,871	47,317

Total	$324,368	$397,408	$192,132	$132,236

During 2013, 2012 and 2011 the Company recorded net partial charge-offs of $17.8 million, $26.8 million and $38.0 million, respectively. During 2013, 2012 and 2011 the Company recorded recoveries of previously charged-off loans of $0.1 million, $1.6 million and $0.9 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
December 31, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,756,504	$16,524	$236,698	$1,198	$60,923	$377
Individually evaluated (2)	208,626	19,828	287	200	62,106	3,276

Total	$1,965,130	$36,352	$236,985	$1,398	$123,029	$3,653

	Leveraged Finance		Business Credit		Real Estate
December 31, 2012	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,208,056	$18,063	$195,131	$707	$69,290	$653
Individually evaluated (2)	214,359	21,578	1,821	0	108,188	8,635

Total	$1,422,415	$39,641	$196,952	$707	$177,478	$9,288

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.0 based on the Company’s internally developed 12 point scale at December 31, 2013 and 5.1 at December 31, 2012.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans and leases.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	December 31, 2013	December 31, 2012
	($ in thousands)
Leveraged Finance	$63,553	$66,407
Business Credit	287	1,821
Real Estate	6,865	4,458

Total	$70,705	$72,686

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2013 and 2012 is provided below:

($ in thousands)	Group I	Group II
December 31, 2013	$240,319	$164,150
December 31, 2012	$263,670	$145,328

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For 2013 and 2012, the Company had partial charge-offs totaling $8.8 million and $12.6 million, respectively, related to loans previously classified as TDR. As of December 31, 2013, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Year Ended December 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$27,872
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$23,580	$23,580	$36,848

For the Year Ended December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$22,190	$22,190	$21,668
Business Credit	0	0	0
Real Estate	47,544	47,544	0

Total	$69,734	$69,734	$21,668

The following sets forth a breakdown of troubled debt restructurings at December 31, 2013 and 2012:

As of December 31, 2013 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$145,073	$63,010	$208,083	$19,713	$8,759
Business Credit	0	0	0	0	0
Real Estate	25,371	6,865	32,236	0	0

Total	$170,444	$69,875	$240,319	$19,713	$8,759

As of December 31, 2012 ($ in thousands) Loan Type	Accrual Status		Impaired Balance	Specific Allowance	For the year
	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$135,757	$57,703	$193,460	$18,475	$12,614
Business Credit	0	0	0	0	0
Real Estate	65,768	4,442	70,210	1,969	5,612

Total	$201,525	$62,145	$263,670	$20,444	$18,226

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2013	($ in thousands)
Leveraged Finance	$0	$4,788	$4,788	$1,960,342	$1,965,130	$0
Business Credit	0	287	287	236,698	236,985	0
Real Estate	0	0	0	123,029	123,029	0

Total	$0	$5,075	$5,075	$2,320,069	$2,325,144	$0

December 31, 2012
Leveraged Finance	$2,997	$55,277	$58,274	$1,364,141	$1,422,415	$21,003
Business Credit	0	1,821	1,821	195,131	196,952	0
Real Estate	0	4,458	4,458	173,020	177,478	0

Total	$2,997	$61,556	$64,553	$1,732,292	$1,796,845	$21,003

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

For Leveraged Finance loans and equipment finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms in determining a loan loss in the event of default.

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

For consolidated VIEs to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets.

The Company is providing capital on a transitional basis to the Arlington Fund. At December 31, 2013, the expected loss on Arlington Fund was zero and no allowance was recorded. If the duration of the Company’s investment in Arlington Fund or its assumptions regarding conditions in the capital markets were to change, it may be necessary for the Company to record an allowance for credit losses in the future.

The Company’s acquisition of the pool of loans from NCOF during December 2013 was recorded at fair value. At December 31, 2013, there had been no credit deterioration since the acquisition and as such, no allowance related to these loans was deemed necessary. We will reevaluate the need for a credit allowance on a quarterly basis.

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

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(1,441)	515	(495)	(1,421)
Provision for credit losses—specific	13,680	2,602	(5,123)	11,159
Loans charged off, net of recoveries	(15,407)	(2,426)	(15)	(17,848)

Balance, end of period	$36,803	$1,398	$3,653	$41,854

Balance, end of period—specific	$19,828	$200	$3,276	$23,304

Balance, end of period—general	$16,975	$1,198	$377	$18,550

Average balance of impaired loans	$193,629	$2,222	$62,746	$258,597
Interest recognized from impaired loans	$11,480	$0	$2,245	$13,725

Loans and leases
Loans individually evaluated with specific allowance	$124,560	$287	$29,870	$154,717
Loans individually evaluated with no specific allowance	84,066	0	32,236	116,302
Loans and leases collectively evaluated without specific allowance	1,756,504	236,698	60,923	2,054,125

Total loans and leases	$1,965,130	$236,985	$123,029	$2,325,144

	Year Ended December 31, 2012
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$44,553	$374	$19,185	$64,112
Provision for credit losses—general	1,578	333	(5,913)	(4,002)
Provision for credit losses—specific	8,623	0	8,030	16,653
Loans charged off, net of recoveries	(14,783)	0	(12,016)	(26,799)

Balance, end of period	$39,971	$707	$9,286	$49,964

Balance, end of period—specific	$21,578	$0	$8,635	$30,213

Balance, end of period—general	$18,393	$707	$651	$19,751

Average balance of impaired loans	$237,070	$2,664	$116,552	$356,286
Interest recognized from impaired loans	$14,999	$0	$4,192	$19,191

Loans and leases
Loans individually evaluated with specific allowance	$131,261	$0	$60,871	$192,132
Loans individually evaluated with no specific allowance	83,098	0	47,317	130,415
Loans acquired with deteriorating credit quality	0	1,821	0	1,821
Loans and leases collectively evaluated without specific allowance	1,208,056	195,131	69,290	1,472,477

Total loans and leases	$1,422,415	$196,952	$177,478	$1,796,845

Included in the allowance for credit losses at December 31, 2013 and 2012 is an allowance for unfunded commitments of $0.5 million and $0.3 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During 2013, the Company recorded a total provision for credit losses of $9.7 million. The Company decreased its allowance for credit losses to $41.9 million as of December 31, 2013 from $50.0 million at December 31, 2012. The Company had $17.8 million of net charge-offs of impaired loans with a specific allowance and reduced its general allowance for credit losses by 98 basis points during 2013, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 12% as of December 31, 2013 and 19% as of December 31, 2012. The decrease is primarily due to the better credit quality of the acquired NCOF portfolio purchase and the consolidation of the Arlington Fund as a VIE.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2013 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
	($ in thousands)
Collections on loans pledged to credit facilities	$62,231	$47,944
Principal and interest collections on loans held in trust and prefunding amounts	107,402	159,257
Customer escrow accounts	237	1,466

Total	$169,870	$208,667

As of December 31, 2013, the Company had the ability to use $58.8 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
	($ in thousands)
Investments in debt securities—gross	$25,298	$25,298
Unamortized discount	(4,095)	(4,322)

Investments in debt securities—amortized cost	$21,203	$20,976

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2013 and 2012 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2013:
Collateralized loan obligations	$21,203	$1,270	$(275)	$22,198

	$21,203	$1,270	$(275)	$22,198

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2012:
Collateralized loan obligations	$20,976	$1,105	$(954)	$21,127

	$20,976	$1,105	$(954)	$21,127

The Company did not sell any debt securities during 2013, 2012 or 2011.

The Company did not record any net Other Than Temporary Impairment charges during 2013, 2012 or 2011.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	2	2
Fair value	$0	$8,370	$8,370
Amortized cost	0	8,645	8,645

Unrealized loss	$0	$275	$275

	December 31, 2012
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	4	4
Fair value	$0	$13,247	$13,247
Amortized cost	0	14,201	14,201

Unrealized loss	$0	$954	$954

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2013 and 2012 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2013 and 2012 (maturities of asset-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	December 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years	21,203	22,198	20,976	21,127

Total	$21,203	$22,198	$20,976	$21,127

Note 6. Fixed Assets

	December 31,
	2013	2012
	($ in thousands)
Leasehold improvements	$2,235	$1,647
Non-depreciable assets	20	20
Furniture and equipment	800	767
Software	370	367

	3,425	2,801
Less: Accumulated depreciation and amortization	2,592	2,368

	$833	$433

Depreciation expense for 2013, 2012 and 2011 was $0.4 million, $0.5 million and $0.2 million, respectively.

Note 7. Borrowings

Credit Facilities

As of December 31, 2013 the Company had four credit facilities: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of December 31, 2013, Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

The Company has a $275.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. On November 26, 2013, the Company entered into an amendment to this credit facility which among other things increased the commitment amount to $275.0 million from $175.0 million, with the ability to further increase the commitment amount to $325.0 million, and modified the concentration limits. The credit facility had an outstanding balance of $182.5 and unamortized deferred financing fees of $3.3 million as of December 31, 2013. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At December 31, 2013, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

The Company has a $125.0 million credit facility with DZ Bank that had an outstanding balance of $82.2 million and unamortized fees of $0.7 million as of December 31, 2013. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

The Company has a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $59.4 million and unamortized deferred financing fees of $0.4 million as of December 31, 2013. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to hedge portfolio interest rate risk, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $8.0 million and unamortized deferred financing fees of $0.9 million as of December 31, 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. The Class A Notes had an outstanding balance of $120.3 million and unamortized deferred financing fees of $1.0 million as of December 31, 2013. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of December 31, 2013, the term note had an outstanding principal balance of $200.0 million and unamortized deferred financing fees of $5.0 million.

Subordinated debt—Fund membership interest

As of December 31, 2013, the Company had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At December 31, 2013, the $164.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $208.2 million. At December 31, 2013, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO

Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company expects to receive a principal distribution when the term debt is retired. If loan collateral in the 2006 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral. The Company may have defaults in the 2006 CLO Trust in the future. If the Company does not elect to remove any future defaulted loans, it would not expect to receive excess interest spread payments until the undistributed cash plus any recoveries equal the outstanding balances of defaulted loan collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$91,007	Libor+0.27%	March 30, 2022	AA+/Aaa/AAA
Class A-2	40,000	12,180	Libor+0.28%	March 30, 2022	AA+/Aaa/AAA
Class B	22,500	22,500	Libor+0.38%	March 30, 2022	AA/Aa2/AA
Class C	35,000	28,000	Libor+0.68%	March 30, 2022	BBB+/A3/A
Class D	25,000	6,250	Libor+1.35%	March 30, 2022	B+/Baa3/BBB
Class E	13,750	4,500	Libor+1.75%	March 30, 2022	CCC+/Ba1/BB

	$456,250	$164,437

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes to the ratings shown above. During the third quarter of 2012, Fitch affirmed its ratings. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes to the ratings shown above and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes (source: Bloomberg Finance L.P.).

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

Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2013, the $465.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $519.0 million. At December 31, 2013, deferred financing fees were $1.3 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$275,180	Libor+0.24%	September 30, 2022	AA+/Aaa/AAA
Class A-2	100,000	86,564	Libor+0.26%	September 30, 2022	AA+/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	BBB+/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BB-/Baa2/BBB+

	$546,000	$465,037

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

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates and subordinated notes. At December 31, 2013, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2013, deferred financing fees were $2.9 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates and subordinated notes. At December 31, 2013, the $319.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $381.0 million. At December 31, 2013, deferred financing fees were $5.5 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2013	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	16,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A

	$338,600	$319,600

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

In August 2005 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. Simultaneously with the initial contributions, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2013, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, the Company repurchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company repurchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company repurchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company repurchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company repurchased $5.0 million of the 2005 CLO Trust’s Class E notes. On October 25, 2013, the Company called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, the Company received a principal distribution of $9.2 million.

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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2013 were as follows:

	Credit facilities	Term debt(1)	Total
	($ in thousands)
2014	$0	$0	$0
2015	141,656	0	141,656
2016	8,000	25,000	33,000
2017	182,502	0	182,502
2018	120,344	175,000	295,344
Thereafter	0	1,212,373	1,212,373

Total	$452,502	$1,412,373	$1,864,875

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 8. Repurchase Agreement

Loans sold under agreements to repurchase	Year Ended December 31, 2013	Year Ended December 31, 2012
	($ in thousands)
Outstanding at end of period	$67,954	$30,583
Maximum outstanding at any month end	67,954	60,500
Average balance for the period	35,280	48,817
Weighted average rate at end of period	5.17%	5.21%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to

$15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.17% as of December 31, 2013. As of December 31, 2013, unamortized deferred financing fees were $1.3 million and the outstanding balance was $68.0 million. During 2013, the Company made principal payments totaling $3.2 million and borrowed $40.5 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 9. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 were as follows:

($ in thousands)
2014	$1,452
2015	1,246
2016	1,335
2017	1,362
2018	1,260
Thereafter	1,175

Rent expense was $1.7 million, $1.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s office space lease at its corporate headquarters in Boston, MA is scheduled to terminate on February 28, 2020.

Note 10. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2013 and 2012, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2013		December 31, 2012
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	48,659	145,000	49,311

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

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program expired on December 31, 2013. Upon completion of the stock repurchase program, the Company had repurchased 17,665 shares of its common stock at a weighted average price per share of $12.22.

Restricted Stock

On May 19, 2010, the Company issued 2,000,000 shares of restricted stock to the Company’s Executive Officers and other members of the senior management team. The shares of restricted stock had a fair value of $5.82 per share. The shares of restricted stock vested on May 20, 2013.

On November 1, 2010 the Company issued 110,000 shares of restricted stock to certain employees of the Company. The shares of restricted stock had a fair value of $7.52 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock vested in their entirety on the third anniversary of the date of grant.

On December 1, 2010 the Company issued 50,000 shares of restricted stock to certain employees of the Company. The shares of restricted stock had a fair value of $9.89 per share, which is equal to the closing price of the Company’s common stock on the date of issuance. The shares of restricted stock vested in their entirety on the third anniversary of the date of grant.

During 2011, the Company issued 42,500 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 34,615 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock granted to employees vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock granted to directors vested in full on the one-year anniversary of the grant date.

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

During 2013, the Company issued 165,950 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 45,376 shares of restricted stock to certain members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for 2013 and 2012 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of January 1, 2012	2,951,079	$19,790
Granted	252,488	2,722
Vested	(771,532)	(2,604)
Forfeited	(13,175)	(98)

Non-vested as of December 31, 2012	2,418,860	19,810
Granted	211,326	2,826
Vested	(2,243,757)	(18,053)
Forfeited	(20,295)	(242)

Non-vested as of December 31, 2013	366,134	$4,341

The Company’s compensation expense related to its restricted stock was $4.2 million, $6.4 million and $6.4 million for 2013, 2012 and 2011, respectively. The unrecognized compensation cost of $1.7 million at December 31, 2013 is expected to be recognized over approximately the next three years.

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

On March 18, 2009 the Company completed an option exchange program with its senior management, including the Company’s principal executive officer, principal financial officer and other named executive officers whereby in exchange for a grant of stock options priced at fair market value on March 18, 2009, each executive agreed to surrender to the Company for cancellation the option award granted to him on December 13, 2006 and to abide by the terms of a lock-up agreement. The lock-up agreement requires 50% of the net proceeds from any exercise or partial exercise of the option received as part of the March 2009 option exchange program be held by the Company until the one-year anniversary of the time when the executive ceases to be employed by the Company. During that time, such portion of the proceeds from the option exercise is subject to forfeiture if the senior executive violates the restrictive covenants in his employment agreement with the Company. The option exchange program resulted in the forfeiture of 1,985,262 options to the Company in exchange for 2,725,000 new stock option grants. The options granted vested in three equal installments on each of the first three anniversaries of the March 18, 2009 grant date and have a seven-year life.

On May 12, 2010, stock options exercisable for an aggregate of 629,105 shares of common stock were issued to certain employees of the Company. The stock options have an exercise price of $8.28, which is equal to the closing price of the Company’s common stock on the date of issuance. The options granted vested in three equal installments on each of the first three anniversaries of the May 12, 2010 grant date and have a seven-year life.

On November 1, 2010, stock options exercisable for an aggregate of 60,000 shares of common stock were issued to certain employees of the Company. The stock options have an exercise price of $7.52, which is equal to the closing price of the Company’s common stock on the date of issuance. The options granted vested in two equal installments on each of the first two anniversaries of the November 1, 2010 grant date and have a seven-year life.

On December 1, 2010, stock options exercisable for an aggregate of 50,000 shares of common stock were issued to certain employees of the Company. The stock options have an exercise price of $8.74, which is equal to the closing price of the Company’s common stock on the date of issuance. The options granted vested in two equal installments on each of the first two anniversaries of the December 1, 2010 grant date and have a seven-year life.

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

Stock option activity for 2013 and 2012 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2012	5,941,603	5.17	4
Granted	0	0	0
Exercised	(234,450)	5.96	3
Forfeited	(88,334)	11.34	5

Outstanding as of December 31, 2012	5,618,819	5.03	3
Granted	0	0	0
Exercised	(60,267)	6.00	3
Forfeited	(14,167)	15.97	3

Outstanding as of December 31, 2013	5,544,385	5.00	2

Vested or expected to vest as of December 31, 2013	5,543,551	5.00	2

Exercisable as of December 31, 2013	5,543,551	5.00	2

The Company did not grant any options during 2013 or 2012. As of December 31, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. During 2013, 2012 and 2011, the Company recognized compensation expense of $0.1 million, $0.8 million and $2.4 million, respectively related to its stock options.

Note 11. Income Per Share

The computations of basic and diluted income per share for the periods ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Numerator:
Net income	$24,595	$23,977	$14,148
Denominator:
Denominator for basic income per common share	48,157	47,370	48,106

Denominator:
Denominator for diluted income per common share	48,157	47,370	48,106
Potentially dilutive securities—options	3,671	3,284	2,820
Potentially dilutive securities—restricted stock	762	2,000	2,000
Potentially dilutive securities—warrants	352	79	0

Total weighted average diluted shares	52,942	52,733	52,926

The dilutive effect of warrants to purchase common stock totaling 1,452,656, was not included in the computation of diluted earnings per share for 2011 due to the fact that the results would be anti-dilutive.

Note 12. Consolidated Variable Interest Entity

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earns management fees as compensation for its services. For 2013, the management fee was $0.5 million. The Company is deemed to be the primary beneficiary of Arlington Fund. Consolidation of the financial results of Arlington Fund with the Company’s results of operations and statements of financial position began in April 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year ending on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. For 2013 interest expense on the Class B Notes totaled $0.7 million.

Although the Company consolidates all of the assets and liabilities of Arlington Fund, its maximum exposure to loss is limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items define the Company’s economic relationship with Arlington Fund but are eliminated upon consolidation. The Company manages the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to liquidate, the assets of Arlington Fund would not be available to the Company’s general creditors. Conversely, the investors in the debt of Arlington Fund have no recourse to the Company’s general assets. Therefore, the Company does not consider this debt its obligation.

As of December 31, 2013, the Company had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

The following tables present the unconsolidated, stand alone balance sheet of Arlington Fund.

As of December 31, 2013
(unaudited) ($ in thousands)
Restricted cash	$1,950
Loans, net	171,427
Other assets	3,022

Total assets	$176,399

Credit facilities—Class A Notes	$120,344
Class A Notes interest payable	434
Class B Notes payable	19,375
Class B Notes interest payable	183
Other liabilities	173

Total liabilities	140,509
Equity	35,890

Total equity and liabilities	$176,399

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

At December 31, 2013, the Company had $326.2 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $271.9 million and unfunded commitments related to delayed draw term loans were $49.0 million. $5.3 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $271.9 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2013, the Company categorized $197.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2013, the Company had $74.2 million of unfunded unrestricted revolving commitments.

During the three months ended December 31, 2013, revolver usage averaged approximately 41%, which is in line with the average of 46% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2013, revolving commitments increased $14.6 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2013, delayed draw credit facility commitments decreased $8.6 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at December 31, 2013 and 2012.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2013	2012
	($ in thousands)
Unused lines of credit	$326,231	$245,483
Standby letters of credit	6,880	4,497
Interest rate mitigation products (notional)	0	0

Note 14. Income Taxes

The components of income tax expense (benefit) are as follows:

	December 31,
	2013	2012	2011
	($ in thousands)
Current tax expense (benefit):
Federal	$3,212	$9,756	$6,047
State	1,516	3,164	2,162

Total current	4,728	12,920	8,209

Deferred tax expense (benefit):
Federal	9,910	3,311	1,545
State	1,918	769	(281)
Change in valuation allowance	0	0	(70)
Total deferred	11,828	4,080	1,194

Income tax expense	$16,556	$17,000	$9,403

The Company’s effective tax rate for 2013 and 2012 reflects the impact of tax filing in additional states and changes in the tax rate on cumulative temporary differences.

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2013	2012	2011
	($ in thousands)
Federal statutory rate	$14,403	$14,342	$8,243
State income taxes, net of federal tax benefit	2,232	2,556	1,223
Other	(79)	102	7
State valuation allowance	0	0	(70)

	$16,556	$17,000	$9,403

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2013 and 2012, components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$20,386	$24,870
Capitalized startup costs	124	134
Other	390	405
Capital loss carryforward	638	1,216
Securities fair value adjustments	0	5
Equity compensation	8,493	14,148
Equity positions	0	862
Accrued bonus	5,083	4,483
Income from non-performing assets	3,432	4,269
Other real estate owned	814	165

Gross deferred tax asset	39,360	50,557

Deferred tax liability:
Prepaid expenses	1,034	1,373
Mark-to-market loans	147	113
Deferred loan costs	2,117	2,109
Cancellation of term debt income	2,964	2,964
Gain on acquired loans	0	603
Equity positions	6	0
Equipment leasing	2,463	932
Securities fair value adjustments	391	0

Gross deferred tax liability	9,122	8,094

Net deferred tax asset	$30,238	$42,463

As of December 31, 2013 and 2012, we had net deferred tax assets of $30.2 million and $42.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2013. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of December 31, 2013.

At December 31, 2013 and 2012, the Company did not have any significant unrecognized tax benefits and there have been no material changes. The Company does not expect any significant changes within the next 12 months.

The Company files U.S. federal and state income tax returns. As of December 31, 2013, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2009. A few states remain subject to examination for the year ended December 31, 2009.

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

The Company also holds a portfolio of warrants for generally non-marketable equity securities, which are carried at $8.0 million as of December 31, 2013 and 2012. These warrants are primarily from non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as level 3.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$22,198	$22,198

Total assets recorded at fair value on a recurring basis	$0	$0	$22,198	$22,198

Nonrecurring Basis:
Loans, net	$0	$0	$26,671	$26,671

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$26,671	$26,671

At December 31, 2013, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At December 31, 2013, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2013, the Company released $3.2 million of specific allowance for credit losses related to “Loans, net” measured at fair value at December 31, 2013.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2013.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$22,198	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	26,671	Market comparables	Cost to sell	3% - 7%

		Valuation model	Marketability discount	5% - 30%
Total:	$48,869

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during 2013 and 2012 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during 2013 and 2012.

For the year ended December 31, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	227
Included in other comprehensive income	844
Purchases	0
Issuances	0
Settlements	0

Balance as of December 31, 2013	$22,198

For the year ended December 31, 2012:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2011	$17,817
Total gains or losses (realized/unrealized)
Included in earnings	226
Included in other comprehensive income	3,084
Purchases	0
Issuances	0
Settlements	0

Balance as of December 31, 2012	$21,127

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$43,401	$43,401	$27,212	$27,212
Restricted cash	169,870	169,870	208,667	208,667
Loans held-for-sale	14,831	14,831	51,602	51,602
Loans and leases, net	2,266,677	2,301,053	1,720,789	1,751,939
Investments in debt securities available-for-sale	22,198	22,198	21,127	21,127
Other assets	7,955	7,955	7,771	7,771
Financial liabilities:
Credit facilities	$452,502	$452,502	$229,941	$229,941
Term debt	1,442,374	1,402,900	1,221,764	1,173,635
Repurchase agreements	67,954	66,911	30,583	30,102

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2013 and 2012. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

December 31, 2013
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$0	$0	$2,274,382
Financial liabilities:
Term debt	1,442,374	1,402,900	0	1,402,900	0
Repurchase agreements	67,954	66,911	0	66,911	0

December 31, 2012
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$1,621,289	$1,652,439	$0	$0	$1,652,439
Loans held-for-sale	51,602	51,602	29,782	0	21,820
Financial liabilities:
Term debt	1,221,764	1,173,635	0	1,173,635	0
Repurchase agreements	30,583	30,102	0	30,102	0

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

Note 16. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2013, 2012 and 2011 was $0.8 million, $0.7 million and $0.6 million, respectively.

Note 17. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For 2013, 2012 and 2011, the Fund’s asset management fees were $2.5 million, $3.0 million and $2.6 million, respectively. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors.

On December 27, 2013, the NCOF paid off the outstanding notes of its term debt securitization at par. As of December 31, 2013, we had purchased $217.9 million of the $276.5 million of outstanding loans previously owned by the NCOF.

During 2006, the Company made a loan based on market terms to a company with a director who is a relative of one of the Company’s officers. At December 31, 2013, the loan balance outstanding and amount of committed funds were $4.5 million and $6.5 million, respectively. Subsequent to December 31, 2013, this loan was paid off in its entirety.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At December 31, 2013, the loan balance outstanding and amount of committed funds were $13.4 million and $13.5 million, respectively.

Note 18. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2013 and 2012 is shown in the following table.

	For the three months ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands)
Summary Results of Operations Data:
Interest income	$32,283	$30,370	$34,891	$30,140	$33,000	$30,812	$30,611	$29,522
Interest expense	12,173	11,703	9,908	9,187	8,984	9,074	9,180	8,353

Net interest income	20,110	18,667	24,983	20,953	24,016	21,738	21,431	21,169
Provision for credit losses	2,309	2,381	4,330	718	5,899	3,712	159	2,881

Net interest income after provision for credit losses	17,801	16,286	20,653	20,235	18,117	18,026	21,272	18,288
Total non-interest income	3,817	5,131	1,461	3,103	3,795	3,186	1,805	2,785
Total operating expenses	12,193	11,525	12,769	12,911	11,569	10,675	13,358	10,695

Operating income before income taxes	9,425	9,892	9,345	10,427	10,343	10,537	9,719	10,378
Results of Consolidated VIE
Interest income	2,430	1,991	900	0	0	0	0	0
Interest expense	1,424	1,125	683	0	0	0	0	0
Other income	17	18	16	0	0	0	0	0
Operating expenses	64	10	4	0	0	0	0	0

Net results from Consolidated VIE	959	874	229	0	0	0	0	0
Income before income taxes	10,384	10,766	9,574	10,427	10,343	10,537	9,719	10,378
Income tax expense	4,024	4,329	3,930	4,273	4,131	4,471	4,102	4,296

Net income	$6,360	$6,437	$5,644	$6,154	$6,212	$6,066	$5,617	$6,082

Net income per share:
Basic	$0.13	$0.13	$0.12	$0.13	$0.13	$0.13	$0.12	$0.13
Diluted	0.12	0.12	0.11	0.12	0.12	0.11	0.11	0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 66 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2014 (the “2012 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	59	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	57	Chief Investment Officer and Director
John K. Bray	57	Chief Financial Officer
Daniel D. McCready	57	Chief Credit Officer
Patrick F. McAuliffe	56	Head—Leveraged Finance Origination
John J. Frishkopf	50	Treasurer/Head—Asset Management

Timothy J. Conway, 59, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.

Peter A. Schmidt-Fellner, 57, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.

John K. Bray, 57, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.

Daniel D. McCready, 57, has served as our Chief Credit Officer since March 2013. He chairs the Underwriting Committees for Leveraged Finance and Equipment Finance, and is also a member of the firm’s Management Committee. Mr. McCready has nearly thirty years of experience in leveraged finance, asset based finance and sponsor coverage. He joined the company from CIT Group, where he was Chief Credit Officer of Corporate Finance, and a member of the Credit Policy Committee. Mr. McCready has held risk leadership positions for over twelve years, including credit management and restructuring at GE Capital and CIBC World Markets. His previous experience includes sponsor finance origination and debt capital markets at Bankers Trust/Deutsche Bank and Bank of America. Mr. McCready received his undergraduate degree from the US Naval Academy and his masters of business administration from George Washington University.

Patrick F. McAuliffe, 56, has served as a Managing Director of the Company since 2005 and Head of its Middle Market lending division since 2012. He also serves as a member of the firm’s Management Committee. Prior to joining NewStar Financial in April 2005, he was a Regional Executive in Bank of America’s Metro New York Region, and prior to the merger of FleetBoston Financial and Bank of America, Mr. McAuliffe held numerous positions at FleetBoston Financial between 1984-2004.

John J. Frishkopf, 50, has served as a Managing Director of the Company, Treasurer and Head of Asset Management since 2004. He also serves as a member of the firm’s Management and Underwriting Committees. Prior to joining the Company, he was a Managing Director of Milford Associates, LLC, a turnaround and corporate restructuring advisory firm, which he founded in 1999. In 1992, he co-founded Benson Oak & Company an investment banking boutique operating in the Czech and Slovak Republics. Prior to Benson Oak, he was a vice president at Citicorp’s North American Investment Banking and International Corporate Finance Division where he spent five years working in capital markets, originating, structuring and placing loan and private placement transactions.

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

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2014 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2014 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2014 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2014 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of the Report

The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 65 of this report.

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

NEWSTAR FINANCIAL, INC.

Date:	March 14, 2014	By:	/s/ JOHN K. BRAY
John K. Bray Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2014

/s/ JOHN K. BRAY John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ CHARLES N. BRALVER Charles N. Bralver	Director	March 14, 2014

/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 14, 2014

/s/ BRIAN L.P. FALLON Brian L.P. Fallon	Director	March 14, 2014

/s/ FRANK R. NOONAN Frank R. Noonan	Director	March 14, 2014

/s/ MAUREEN P. O’HARA Maureen P. O’Hara	Director	March 14, 2014

/s/ PETER A. SCHMIDT-FELLNER Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 14, 2014

/s/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	March 14, 2014

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(1)	Indenture, dated as of June 8, 2006, by and between NewStar Commercial Loan Trust 2006-01, as Issuer, and U.S. Bank National Association, as Trustee, relating to Class A-1, Class A-2, Class B, Class C, Class D, Class E and Class F Notes due March 30, 2022.	Previously filed as Exhibit 10.8.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

4(d)(6)	Indenture, dated as of December 18, 2012, by and between NewStar Commercial Loan Funding 2012-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

4(d)(7)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(a)(1)	Lease, dated as of October 31, 2012, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Filed herewith.

10(a)(2)	First Amendment to Lease dated as of September 12, 2013, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(a)	Amended and Restated Sale and Servicing Agreement, dated as of April 5, 2006, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.7.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(1)(b)	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement dated as of June 7, 2006.	Previously filed as Exhibit 10.7.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(c)	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of July 10, 2006.	Previously filed as Exhibit 10(b)(1)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(1)(d)	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(e)	Amended, Restated and Substituted Variable Funding Certificate, dated as of August 9, 2006.	Previously filed as Exhibit 10.7.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(f)	Amendment No. 4 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006.	Previously filed as Exhibit 10.7.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(b)(1)(g)	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of January 26, 2007.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(1)(h)	Amendment No. 6 to the Amended and Restated Sale and Servicing Agreement, dated as of February 16, 2007.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(i)	Amendment No. 7 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 4, 2007.	Previously filed as Exhibit 10(b)(1)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(j)	Amendment No. 8 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of June 27, 2007.	Previously filed as Exhibit 10(b)(1)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(k)	Amendment No. 9 to the Amended and Restated Sale and Servicing Agreement, dated as of August 8, 2007.	Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(1)(l)	Amendment No. 10 and Waiver to the Amended and Restated Sale and Servicing Agreement, dated as of September 28, 2007.	Previously filed as Exhibit 10(b)(1)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(1)(m)	Second Amended and Restated Sale and Servicing Agreement, dated as of April 18, 2008, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(1)(n)	Amendment No. 1 to the Second Amended and Restated Sale and Servicing Agreement, dated as of December 30, 2008.	Previously filed as Exhibit 10(b)(1)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(1)(o)	Amendment No. 2 to the Second Amended and Restated Sale and Servicing Agreement, dated as of April 17, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 20, 2009 and incorporated herein by reference.

10(b)(1)(p)	Amendment No. 3 to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 22, 2009.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 27, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(q)	Third Amended and Restated Sale and Servicing Agreement, dated as of July 15, 2009, by and among NewStar CP Funding LLC, as Seller, the Company, as Originator and Servicer, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and WBNA Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer and each of the conduit purchaser and purchaser agents thereto from time to time.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 17, 2009 and incorporated herein by reference.

10(b)(1)(r)	Fourth Amended and Restated Sale and Servicing Agreement, dated as of July 12, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on July 14, 2011 and incorporated herein by reference.

10(b)(1)(s)	First Amendment to the Fourth Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2011, by and among NewStar CP Funding LLC, the Company, Wells Fargo, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 8, 2011 and incorporated herein by reference.

10(b)(1)(t)	Fifth Amended and Restated Loan and Servicing Agreement, dated as of November 5, 2012, by and among NewStar CP Funding LLC, NewStar Financial, Inc., Wells Fargo Bank, National Association, each of the institutional lenders, conduit lenders, and agents party thereto as lenders, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 6, 2012 and incorporated herein by reference.

10(b)(1)(u)	First Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of April 16, 2013, by and among NewStar CP Funding LLC, NewStar Financial, Inc., and Wells Fargo Securities, LLC.	Filed herewith.

10(b)(1)(v)	Second Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of November 26, 2013, by and among NewStar CP Funding LLC, NewStar Financial, Inc., and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 3, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(2)(a)	Sale and Servicing Agreement, dated as of June 8, 2006, by and among NewStar Commercial Loan Trust 2006-1, as Issuer, NewStar Commercial Loan LLC 2006-1, as Trust Depositor, the Company, as Servicer and Originator, U.S. Bank National Association, as Trustee, Lyon Financial Services Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(b)	Commercial Loan Sale Agreement, dated as of June 8, 2006, between the Company, as Originator, and NewStar Commercial Loan LLC 2006-1, as Trust Depositor.	Previously filed as Exhibit 10.8.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(c)	Note Purchase Agreements by NewStar Commercial Loan Trust 2006-1 dated as of May 25, 2006.	Previously filed as Exhibit 10.8.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(2)(d)	Purchase Agreement, dated as of May 25, 2006, between NewStar Commercial Loan Trust 2006-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Harris Nesbitt Corp., as Initial Purchasers.	Previously filed as Exhibit 10(b)(2)(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(b)(3)	Sale and Servicing Agreement, dated as of November 30, 2005, by and among NewStar Credit Opportunities Funding I Ltd., as Seller, NewStar Credit Opportunities Fund, Ltd., as the Fund, the Company, as Collateral Manager, IXIS Financial Products Inc., as Administrative Agent and Swingline Purchaser, Wachovia Capital Markets, LLC, as Documentation Agent, U.S. Bank National Association as Collateral Administrator and Collateral Custodian, Lyon Financial Services, Inc., as Backup Collateral Manager, and the conduit purchasers party thereto.	Previously filed as Exhibit 10.9.1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(a)	Note Purchase Agreement, dated as of March 21, 2006, by and among NewStar Structured Finance Opportunities, LLC, as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, as Swingline Investor, IXIS Financial Products Inc., as Investor Agent, and U.S. Bank National Association, as Trustee and the Investors Party thereto.	Previously filed as Exhibit 10.11.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(4)(b)	Amendment No. 1 dated as of March 6, 2008 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(4)(c)	Amendment No. 2 dated as of June 1, 2007 to Note Purchase Agreement.	Previously filed as Exhibit 10(b)(5)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(4)(d)	Assignment and Assumption Agreement, dated June 29, 2007, by and between NewStar Structured Finance Opportunities, LLC and NewStar Structured Finance Opportunities II, LLC.	Previously filed as Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(4)(e)	Amendment No. 3, dated as of June 29, 2007, among NewStar Structured Finance Opportunities II, LLC as Issuer, the Company, as Limited Recourse Provider, MMP-5 Funding, LLC, Fenway Capital, LLC, Fenway Funding, LLC, Natixis Financial Products Inc., as Agent, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10(g)(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

10(b)(4)(f)	Purchase and Sale Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Buyer, and the Company, as Seller.	Previously filed as Exhibit 10.11.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(g)	Collateral Management Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and the Company, as Collateral Manager.	Previously filed as Exhibit 10.11.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(4)(h)	Security Agreement, dated as of March 21, 2006, between NewStar Structured Finance Opportunities, LLC, as Issuer, and U.S. Bank National Association, as Trustee and Custodian.	Previously filed as Exhibit 10.11.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(a)	Sale and Servicing Agreement, dated as of August 10, 2005, by and among NewStar Trust 2005-1, as Issuer, NewStar LLC 2005-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank National Association, as Indenture Trustee, Lyon Financial Services, Inc., as Backup Servicer, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10.12.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(5)(b)	Commercial Loan Sale Agreement, date as of August 10, 2005, between the Company, as Originator, and NewStar LLC 2005-1, as Trust Depositor.	Previously filed as Exhibit 10.12.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(c)	Class A-2 Note Purchase Agreement, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(5)(d)	Purchase Agreement, dated August 10, 2005, between NewStar Trust 2005-1, as Trust Depositor, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and IXIS Securities North America Inc., as Initial Purchasers.	Previously filed as Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006 and incorporated herein by reference.

10(b)(6)(a)	Sale and Servicing Agreement, dated as of December 30, 2005, by and among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc. as Backup Servicer.	Previously filed as Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(b)	Note Purchase Agreement, dated as of December 30, 2005, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, and Citigroup Global Markets Realty Corp., as Note Purchaser.	Previously filed as Exhibit 10.13.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(c)	First Omnibus Amendment to the Note Purchase Agreement, dated as of April 27, 2006.	Previously filed as Exhibit 10.13.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(d)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of June 7, 2006.	Previously filed as Exhibit 10.13.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

10(b)(6)(e)	Third Omnibus Amendment to the Note Purchase Agreement, dated as of December 22, 2006.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(6)(f)	Fourth Omnibus Amendment to the Note Purchase Agreement, dated as of February 21, 2007.	Previously filed as Exhibit 10(c)(2) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(6)(g)	Fifth Omnibus Amendment to the Note Purchase Agreement, dated as of March 27, 2007.	Previously filed as Exhibit 10(c)(3) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-33211) filed on May 10, 2007 and incorporated herein by reference.

10(b)(6)(h)	Sixth Omnibus Amendment to the Note Purchase Agreement, dated as of November 7, 2007.	Previously filed as Exhibit 10(b)(7)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(6)(i)	Note Purchase Agreement, dated as of November 19, 2008, by and among NewStar Warehouse Funding 2005 LLC, as Issuer, the Company, as Seller and Servicer, Citicorp North America, Inc., as Note Purchaser Agent, each of the investors from time to time a party thereto, and each of the liquidity banks from time to time a party thereto.	Previously filed as Exhibit 10(b)(7)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(6)(j)	Amended and Restated Sale and Servicing Agreement, dated as of November 19, 2008, among the Company, as Servicer and Seller, NewStar Warehouse Funding 2005 LLC, as Purchaser, and Lyon Financial Services, Inc., as Backup Servicer.	Previously filed as Exhibit 10(b)(7)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33211) filed on March 10, 2009 and incorporated herein by reference.

10(b)(6)(k)	Second Omnibus Amendment to the Note Purchase Agreement, dated as of November 3, 2009.	Previously filed as Exhibit 10(b)(7)(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(6)(l)	Third Omnibus Amendment, dated as of March 19, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 23, 2010 and incorporated herein by reference.

10(b)(6)(m)	Fourth Omnibus Amendment, dated November 16, 2010.	Previously filed as Exhibit 10(b)(7)(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(6)(n)	Fifth Omnibus Amendment, dated November 22, 2010.	Previously filed as Exhibit 10(b)(7)(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

10(b)(6)(o)	Sixth Omnibus Amendment, dated December 15, 2010	Previously filed as Exhibit 10(b)(7)(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33211) filed on March 4, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(6)(p)	Seventh Omnibus Amendment, dated as of January 31, 2011.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(6)(q)	Eighth Omnibus Amendment, dated as of February 7, 2011.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(6)(r)	Omnibus Amendment, dated as of February 14, 2011.	Previously filed as Exhibit 10(b)(3) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

10(b)(7)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(7)(b)	Asset Acquisition Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd. as Issuer, NewStar Asset Management LLC as Collateral Manager, the Company and Citigroup Financial Products Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

10(b)(8)(a)	Sale and Servicing Agreement, dated as of June 5, 2007, by and among NewStar Commercial Loan Trust 2007-1, as Issuer, NewStar Commercial Loan LLC 2007-1, as Trust Depositor, the Company, as Originator and Servicer, U.S. Bank N.A., as Trustee, Lyon Financial Services, Inc., as Backup Servicer and Wilmington Trust Company as Owner Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(8)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(8)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(8)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(9)(a)	Loan and Servicing Agreement dated as of November 7, 2007 by and among NewStar DB Term Funding LLC, as Borrower, the Company, as Originator and Servicer, Deutsche Bank AG, New York Branch, as the Administrative Agent, U.S. Bank National Association, as Trustee, Lyon Financial Services, Inc. as Backup Servicer, and each of the conduit lenders, each of the institutional lenders and each of the lender agents, from time to time party thereto.	Previously filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

10(b)(9)(b)	First Amendment to the Loan and Servicing Agreement, dated as of May 6, 2008.	Previously filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

10(b)(9)(c)	Omnibus Amendment to the Loan and Servicing Agreement, dated as of January 15, 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 22, 2009 and incorporated herein by reference.

10(b)(10)(a)	Revolving Note dated January 5, 2010, executed by the Company in favor of Fortress Credit Corp.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(10)(b)	Note Agreement dated as of January 5, 2010, by and among the Company, Fortress Credit Corp., as Administrative Agent and the holders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(10)(c)	Amendment to Note Agreement dated as of April 6, 2010 among the Company, Fortress Credit Corp., as administrative agent for the holders from time to time party thereto.	Previously filed as Exhibit 10(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(10)(d)	Amended and Restated Note Agreement, dated as of August 31, 2010 by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 7, 2010 and incorporated herein by reference.

10(b)(10)(e)	Subsidiary Guaranty dated as of January 5, 2010, by NewStar California, LLC, NewStar Asset Management, LLC and NewStar Loan Funding, LLC in favor of Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(10)(f)	Joinder Agreement dated as of March 31, 2010 to the Subsidiary Guaranty dated January 5, 2010 by Alameda NS Four Holding, LLC.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(10)(g)	Pledge and Security Agreement dated as of January 5, 2010, by and between the Company, NewStar California, LLC, NewStar Asset Management, LLC NewStar Loan Funding, LLC and Fortress Credit Corp. in its capacity as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 7, 2010 and incorporated herein by reference.

10(b)(10)(h)	Supplement No. 1 dated as of March 31, 2010 to the Pledge and Security Agreement, among the Company, its subsidiary guarantors and Fortress Credit Corp.	Previously filed as Exhibit 10(c)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33211) filed on May 6, 2010 and incorporated herein by reference.

10(b)(10)(i)	First Amendment to Amended and Restated Note Agreement, dated as of January 27, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 31, 2012 and incorporated herein by reference.

10(b)(10)(j)	Consent and Second Amendment to Amended and Restated Note Agreement, dated as of November 5, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously field as Exhibit 10(b)(11)(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33211) filed on March 1, 2013 and incorporated herein by reference.

10(b)(10)(k)	Third Amendment to Amended and Restated Note Agreement, dated as of December 4, 2012, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously field as Exhibit 10(b)(11)(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33211) filed on March 1, 2013 and incorporated herein by reference.

10(b)(10)(l)	Second Amended and Restated Note Agreement, dated as of May 13, 2013, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 16, 2013 and incorporated herein by reference.

10(b)(10)(m)	First Amendment to the Second Amended and Restated Note Agreement, dated as of June 3, 2013, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.

10(b)(11)(a)	Sale and Servicing Agreement dated as of January 7, 2010, by and among NewStar Commercial Loan Trust 2009-1, as Issuer, NewStar Commercial Loan LLC 2009-1, as Trust Depositor, the Company, as the Originator and the Servicer, U.S. Bank, National Association, as the Trustee, and Wilmington Trust Company, as Owner Trustee.	Previously filed as Exhibit 10(b)(12)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(11)(b)	Commercial Loan Sale Agreement dated as of January 7, 2010, by and between the Company, as the Originator and NewStar Commercial Loan LLC 2009-1, as Trust Depositor.	Previously filed as Exhibit 10(b)(12)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(11)(c)	Note Purchase Agreement dated as of January 7, 2010, by NewStar Commercial Loan Trust 2009-1.	Previously filed as Exhibit 10(b)(12)(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

10(b)(12)(a)	Second Amended and Restated Revolving Credit Agreement among the Company, Core Business Credit, LLC, Core Business Funding LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and US. Bank National Association, dated as of November 1, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(12)(b)	Third Amended and Restated Revolving Credit Agreement, dated as of December 7, 2012, by and among NewStar Business Credit, LLC, NewStar Financial, Inc., NewStar Business Funding 2010-1, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2012 and incorporated herein by reference.

10(b)(12)(c)	Performance Guaranty made by the Company in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, dated as of November 1, 2010.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(12)(d)	Amended and Restated Purchase and Contribution Agreement between Core Business Credit, LLC and Core Business Funding, LLC, dated as of November 1, 2010.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

10(b)(13)(a)	Note Purchase Agreement, dated as of January 25, 2011, by and among the Company, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(13)(b)	Purchase and Sale Agreement, dated as of January 25, 2011, between NewStar Equipment Finance I, LLC and the Company.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 26, 2011 and incorporated herein by reference.

10(b)(14)(a)	Master Repurchase Agreement, dated as of June 7, 2011, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

10(b)(14)(b)	Guaranty Agreement, dated as of June 7, 2011, by the Company in favor of Macquarie Bank Limited.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(14)(c)	Amended and Restated Master Repurchase Agreement, dated as of October 2, 2013, by and among the Company, Macquarie Bank Limited and NewStar CRE Finance I LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 4, 2013 and incorporated herein by reference.

10(b)(15)(a)	Note Purchase Agreement, dated as of November 16, 2012, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 16, 2012 and incorporated herein by reference.

10(b)(15)(b)	First Amendment to Note Purchase Agreement, dated as of September 26, 2013, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 27, 2013 and incorporated herein by reference.

10(b)(15)(c)	Second Amendment to Note Purchase Agreement, dated as of December 12, 2013, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 13, 2013 and incorporated herein by reference.

10(b)(16)(a)	Revolving Credit and Security Agreement, dated as of February 16, 2012, by and among NewStar Commercial Funding 2012-1 LLC, the lenders from time to time party hereto, Natixis, New York Branch, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 21, 2012 and incorporated herein by reference.

10(b)(16)(b)	First Amendment to the Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.	Filed herewith.

10(b)(16)(c)	Second Amendment to the Revolving Credit and Security Agreement, dated as of May 17, 2013, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.	Previously filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.

10(b)(16)(d)	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 20, 2013, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 21, 2013 and incorporated herein by reference.

10(b)(17)	Loan and Security Agreement, dated as of December 7, 2012, by and among NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(18)(a)	Master Loan Sale Agreement, dated as of December 18, 2012, by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2012-2 LLC, as Depositor and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(b)(18)(b)	Collateral Management Agreement, dated as of December 18, 2012, by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(b)(19)	Loan and Security Agreement, dated as of April 4, 2013, by and among the Company, NewStar Arlington Funding LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 8, 2013 and incorporated herein by reference.

10(c)(1)	Master Loan Sale Agreement, dated as of September 11, 2013, by and among the Company, NewStar Commercial Loan Depositor 2013-1 LLC, and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(c)(2)	Collateral Management Agreement, dated as of September 11, 2013, by and among the Company and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(d)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(e)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(e)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(1)	Form of 2013 Restated Tier I Employment Agreement dated as of October 9, 2013, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2013 and incorporated herein by reference.

10(f)(2)	Form of 2013 Restated Tier II Employment Agreement dated as of October 9, 2013, between the Company, and each of its executive officers (excluding the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer).*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2013 and incorporated herein by reference.

10(f)(3)	Form of Restated Tier II Employment Agreement dated as of December 11, 2009, between the Company and its Chief Credit Officer.*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(g)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(h)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(i)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(j)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(j)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(k)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(l)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(n)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(o)	Separation Agreement and General Release effective as of June 4, 2013 by and between the Company and David R. Dobies.	Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.

10(p)	Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.	Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33211) filed on November 6, 2013 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

10.1 INS	XBRL Instance Document	Filed herewith.

10.1 SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
10.1 LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.
*	Indicates management contracts and compensatory arrangements.