Form 10-Q
period 2014-03-31
NewStar Financial, Inc.
filed 2014-05-08
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, 49,017,061 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition, including estimated loan losses;

•	our expected results of operation;

•	our intention to repurchase shares of our common stock from time to time under a stock purchase program;

•	our growth and market opportunities;

•	trends and conditions in the financial markets in which we operate;

•	our future funding needs and sources and availability of funding;

•	our involvement in capital-raising transactions;

•	our ability to meet draw requests under commitments to borrowers under certain conditions;

•	our competitors;

•	our provision for credit losses;

•	our future development of our products and markets;

•	our ability to compete; and

•	our stock price.

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

•	risks and uncertainties relating to the financial markets generally, including disruptions in the global financial markets;

•	the market price of our common stock prevailing from time to time;

•	the nature of other investment opportunities presented to us from time to time;

•	our ability to obtain external financing;

•	the regulation of the commercial lending industry by federal, state and local governments;

•	risks and uncertainties relating to our limited operating history;

•	our ability to minimize losses, achieve profitability, and realize our deferred tax asset; and

•	the competitive nature of the commercial lending industry and our ability to effectively compete.

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$24,063	$43,401
Restricted cash	103,571	167,920
Investments in debt securities, available-for-sale	22,544	22,198
Loans held-for-sale, net	30,045	14,831
Loans and leases, net	2,080,553	2,095,250
Deferred financing costs, net	20,132	21,386
Interest receivable	7,080	7,415
Property and equipment, net	765	833
Deferred income taxes, net	27,574	30,238
Income tax receivable	607	2,007
Other assets	41,980	24,983

Subtotal	2,358,914	2,430,462
Assets of Consolidated Variable Interest Entity:
Restricted cash	5,723	1,950
Loans, net	163,988	171,427
Deferred financing costs, net	938	997
Interest receivable	793	1,079
Other assets	808	946

Total assets of Consolidated Variable Interest Entity	172,250	176,399

Total assets	$2,531,164	$2,606,861

Liabilities:
Credit facilities	$300,508	$332,158
Term debt	1,378,313	1,412,374
Repurchase agreements	57,739	67,954
Accrued interest payable	4,275	6,333
Accounts payable	584	588
Other liabilities	20,226	19,623

Subtotal	1,761,645	1,839,030
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	114,844	120,344
Accrued interest payable—credit facilities	438	434
Subordinated debt—Fund membership interest	30,000	30,000
Accrued interest payable—Fund membership interest	180	843

Total liabilities of Consolidated Variable Interest Entity	145,462	151,621

Total liabilities	1,907,107	1,990,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	March 31, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2014 and 2013;
Shares outstanding 48,890,446 in 2014 and 48,658,606 in 2013	489	487
Additional paid-in capital	656,414	655,143
Retained earnings	8,163	2,624
Common stock held in treasury, at cost $0.01 par value; 4,667,728 in 2014 and 4,642,202 in 2013	(43,656)	(43,271)
Accumulated other comprehensive income, net	738	569

Total NewStar Financial, Inc. stockholders’ equity	622,148	615,552
Retained earnings of Consolidated Variable Interest Entity	1,909	658

Total stockholders’ equity	624,057	616,210

Total liabilities and stockholders’ equity	$2,531,164	$2,606,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2014	2013
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$33,127	$30,140
Interest expense	12,501	9,187

Net interest income	20,626	20,953
Provision for credit losses	5,807	718

Net interest income after provision for credit losses	14,819	20,235

Non-interest income:
Fee income	770	358
Asset management income – related party	25	727
Loss on derivatives	(4)	(41)
Gain (loss) on sale of loans	(166)	27
Other income	6,093	2,032

Total non-interest income	6,718	3,103

Operating expenses:
Compensation and benefits	7,759	8,880
General and administrative expenses	4,369	4,031

Total operating expenses	12,128	12,911

Operating income before income taxes	9,409	10,427
Results of Consolidated Variable Interest Entity:
Interest income	2,653	0
Interest expense – credit facilities	878	0
Interest expense – Fund membership interest	595	0
Other income	8	0
Operating expenses	60	0

Net results from Consolidated Variable Interest Entity	1,128	0
Income before income taxes	10,537	10,427
Income tax expense	4,334	4,273

Net income	$6,203	$6,154

Basic income per share	$0.13	$0.13
Diluted income per share	0.12	0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net Income	$6,203	$6,154
Other comprehensive income, net of tax:
Net unrealized securities gains, net of tax expense of $118 and $146, respectively	172	216
Net unrealized derivative gains (losses), net of tax expense (benefit) of $(1) and $21, respectively	(3)	24

Other comprehensive income	169	240

Comprehensive income	$6,372	$6,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	0	0	5,539	0	0	664	6,203
Other comprehensive income	0	0	0	0	169	0	169
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(385)	0	0	(385)
Tax benefit from vesting of stock awards	0	143	0	0	0	0	143
Exercise of common stock options	1	465	0	0	0	0	466
Reclassification of VIE Dividend	0	0	0	0	0	587	587
Amortization of restricted common stock awards	0	664	0	0	0	0	664

Balance at March 31, 2014	$489	$656,414	$8,163	$(43,656)	$738	$1,909	$624,057

	NewStar Financial, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$0	$594,817
Net income	0	0	6,154	0	0	0	6,154
Other comprehensive income	0	0	0	0	240	0	240
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(243)	0	0	(243)
Tax benefit from vesting of restricted common stock awards	0	88	0	0	0	0	88
Amortization of restricted common stock awards	0	1,530	0	0	0	0	1,530
Amortization of stock option awards	0	67	0	0	0	0	67

Balance at March 31, 2013	$494	$647,983	$(14,572)	$(31,486)	$234	$0	$602,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net income	$6,203	$6,154
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	5,807	718
Depreciation and amortization and accretion	(3,488)	(1,819)
Amortization of debt issuance costs	1,464	1,405
Equity compensation expense	664	1,597
Loss (gain) on sale of loans	166	(27)
Losses (gains) from equity method investments	1,553	(837)
Net change in deferred income taxes	2,154	1,568
Loans held-for-sale originated	(35,214)	(26,752)
Proceeds from sale of loans held-for-sale	20,000	18,837
Net change in interest receivable	335	377
Net change in other assets	(16,641)	27,617
Net change in accrued interest payable	(2,058)	1,213
Net change in accounts payable and other liabilities	515	(28,427)
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	59	0
Depreciation and amortization and accretion	(165)	0
Net change in interest receivable	286	0
Net change in other assets	138	0
Net change in accrued interest payable	591	0

Net cash provided by (used in) operating activities	(17,631)	1,624

Cash flows from investing activities:
Net change in restricted cash	64,349	67,698
Net change in loans	12,364	(26,480)
Acquisition of property and equipment	(2)	(8)
Consolidated Variable Interest Entity:
Net change in loans	7,439	0
Net change in restricted cash	(3,773)	0
VIE cash dividends	(671)	0

Net cash provided by investing activities	79,706	41,210

Cash flows from financing activities:
Proceeds from exercise of stock options	465	0
Tax benefit from vesting of stock awards	143	88
Borrowings on credit facilities	253,561	177,573
Repayment of borrowings on credit facilities	(285,211)	(193,655)
Borrowings on term debt	55,900	5,000
Repayment of borrowings on term debt	(89,961)	(30,640)
Repayment of borrowings on repurchase agreements	(10,215)	(389)
Payment of deferred financing costs	(210)	(199)
Purchase of treasury stock	(385)	(243)
Consolidated Variable Interest Entity:
Repayment of borrowings on credit facilities	(5,500)	0

Net cash used in financing activities	(81,413)	(42,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net increase (decrease) in cash during the period	(19,338)	369
Cash and cash equivalents at beginning of period	43,401	27,212

Cash and cash equivalents at end of period	$24,063	$27,581

Supplemental cash flows information:
Interest paid	$14,560	$7,975
Interest paid by VIE	1,460	0
VIE cash distribution	671	0
Taxes paid	246	197
Increase in fair value of investments in debt securities	290	362

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 3. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including Arlington Fund) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2014 loans held-for-sale were $30.0 million and consisted of leveraged finance loans to 11 borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2014 and December 31, 2013, loans held-for-sale consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$30,205	$14,897

Gross loans held-for-sale	30,205	14,897
Deferred loan fees, net	(160)	(66)

Total loans held-for-sale, net	$30,045	$14,831

At March 31, 2014, loans held-for-sale include loans with an aggregate outstanding balance of $26.8 million that were intended to be sold to the Company’s Consolidated Variable Interest Entity. The Company sold one loan with an outstanding balance of $4.8 million for a loss of $0.2 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”) or the Arlington Fund during the three months ended March 31, 2014. The Company sold one loan with an outstanding balance of $7.5 million for a gain of $0.03 million to entities other than the NCOF or the Arlington Fund during the three months ended March 31, 2013.

As of March 31, 2014 and December 31, 2013, loans and leases consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$1,939,104	$1,965,130
Business Credit	240,100	236,985
Real Estate	122,803	123,029

Gross loans and leases	2,302,007	2,325,144
Deferred loan fees, net	(18,284)	(17,064)
Allowance for loan and lease losses	(39,182)	(41,403)

Total loans and leases, net	$2,244,541	$2,266,677

As of March 31, 2014 and December 31, 2013, Equipment Finance leases and loans totaled $64.1 million and $38.4 million, respectively, and are included in the Business Credit balances.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its four specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Due to the nature of its borrowers and the structure of its loans, Business Credit utilizes a proprietary model that produces a rating that corresponds to an expected loss, without calculating a probability of default and loss given default. For variable interest entities for which the Company is providing transitional capital, a qualitative analysis is used to determine expected loss during the determined loss emergence period. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan.

Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of March 31, 2014, $178.2 million of the Company’s loans were classified as “Criticized”, including $147.0 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”. As of December 31, 2013, $190.6 million of the Company’s loans were classified as “Criticized”, including $177.5 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”. All of the loans held by the Arlington Fund were classified as “Pass” as of March 31, 2014 and December 31, 2013.

When the Company rates a loan above a certain risk rating threshold and determines that it is impaired, the Company will establish a specific allowance, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

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

As of March 31, 2014, the Company had impaired loans with an aggregate outstanding balance of $242.2 million. Impaired loans with an aggregate outstanding balance of $211.3 million have been restructured and classified as TDR. As of March 31, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $17.6 million. Impaired loans with an aggregate outstanding balance of $76.6 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2014, the Company charged off $5.5 million of outstanding non-accrual loans. During the three months ended March 31, 2014, the Company placed loans with an aggregate outstanding balance of $10.4 million on non-accrual status. During the three months ended March 31, 2014, the Company recorded $4.1 million of net specific provisions for impaired loans. At March 31, 2014, the Company had a $19.3 million specific allowance for impaired loans with an aggregate outstanding balance of $147.2 million. At March 31, 2014, additional funding commitments for impaired loans totaled $17.8 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2014, $34.7 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $19.3 million specific allowance for impaired loans was $6.5 million related to delinquent loans.

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

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate carrying value of $13.4 million and $13.5 million as of March 31, 2014 and as of December 31, 2013, respectively.

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
			($ in thousands)
March 31, 2014
Leveraged Finance	$179,823	$213,927	$116,863	$62,960
Business Credit	281	493	281	0
Real Estate	62,046	62,050	30,046	32,000

Total	$242,150	$276,470	$147,190	$94,960

December 31, 2013
Leveraged Finance	$208,626	$238,522	$124,560	$84,066
Business Credit	287	476	287	0
Real Estate	62,106	62,110	29,870	32,236

Total	$271,019	$301,108	$154,717	$116,302

During the three months ended March 31, 2014 and 2013 the Company recorded net partial charge-offs of $8.1 million and $5.2 million, respectively. During the three months ended March 31, 2014 and 2013 the Company did not record any recoveries of previously charged off loans. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
March 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,759,281	$18,119	$239,819	$1,306	$60,757	$418
Individually evaluated (2)	179,823	15,997	281	200	62,046	3,142

Total	$1,939,104	$34,116	$240,100	$1,506	$122,803	$3,560

	Leveraged Finance		Business Credit		Real Estate
December 31, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,756,504	$16,524	$236,698	$1,198	$60,923	$377
Individually evaluated (2)	208,626	19,828	287	200	62,106	3,276

Total	$1,965,130	$36,352	$236,985	$1,398	$123,029	$3,653

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.0 based on the Company’s internally developed 12 point scale at each of March 31, 2014 and December 31, 2013.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	March 31, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$69,730	$63,553
Business Credit	281	287
Real Estate	6,635	6,865

Total	$76,646	$70,705

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at March 31, 2014 and December 31, 2013 is provided below:

	Group I	Group II
	($ in thousands)
March 31, 2014	$211,280	$148,052
December 31, 2013	$240,319	$164,150

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three months ended March 31, 2014 and 2013, the Company had partial charge-offs totaling $8.1 million and $2.7 million, respectively related to loans previously classified as TDR. As of March 31, 2014, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended March 31, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$10,447
Business Credit	0	0	0
Real Estate	0	0	0

Total	$0	$0	$10,447

For the Year Ended December 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$27,872
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$23,580	$23,580	$36,848

The following sets forth a breakdown of troubled debt restructurings at March 31, 2014 and December 31, 2013:

As of March 31, 2014	Accrual Status				For the three months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$110,093	$69,187	$179,280	$15,885	$8,062
Business Credit	0	0	0	0	0
Real Estate	25,365	6,635	32,000	0	0

Total	$135,458	$75,822	$211,280	$15,885	$8,062

As of December 31, 2013	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$145,073	$63,010	$208,083	$19,713	$8,759
Business Credit	0	0	0	0	0
Real Estate	25,371	6,865	32,236	0	0

Total	$170,444	$69,875	$240,319	$19,713	$8,759

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
March 31, 2014
Leveraged Finance	$27,752	$6,716	$34,468	$1,904,636	$1,939,104	$0
Business Credit	0	281	281	239,819	240,100	0
Real Estate	0	0	0	122,803	122,803	0

Total	$27,752	$6,997	$34,749	$2,267,258	$2,302,007	$0

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2013
Leveraged Finance	$0	$4,788	$4,788	$1,960,342	$1,965,130	$0
Business Credit	0	287	287	236,698	236,985	0
Real Estate	0	0	0	123,029	123,029	0

Total	$0	$5,075	$5,075	$2,320,069	$2,325,144	$0

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

The Company is providing capital on a transitional basis to the Arlington Fund. At March 31, 2014, the expected loss on Arlington Fund during the hold period was zero and no allowance was recorded. If the duration of the Company’s investment in Arlington Fund or its assumptions regarding conditions in the capital markets were to change, it may be necessary for the Company to record an allowance for credit losses in the future.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2014
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$36,803	$1,398	$3,653	$41,854
Provision for credit losses—general	1,563	108	39	1,710
Provision for credit losses—specific	4,232	0	(135)	4,097
Loans charged off, net of recoveries	(8,062)	0	0	(8,062)

Balance, end of period	$34,536	$1,506	$3,557	$39,599

Balance, end of period—specific	$15,997	$200	$3,142	$19,339

Balance, end of period—general	$18,539	$1,306	$415	$20,260

Average balance of impaired loans	$185,188	$484	$62,005	$247,677
Interest recognized from impaired loans	$37	$0	$1	$38
Loans and leases
Loans individually evaluated with specific allowance	$116,863	$281	$30,046	$147,190
Loans individually evaluated with no specific allowance	62,960	0	32,000	94,960
Loans and leases collectively evaluated without specific allowance	1,759,281	239,819	60,757	2,059,857

Total loans and leases	$1,939,104	$240,100	$122,803	$2,302,007

	Three Months Ended March 31, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(75)	17	359	301
Provision for credit losses—specific	1,399	0	(982)	417
Loans charged off, net of recoveries	(5,154)	0	(29)	(5,183)

Balance, end of period	$36,141	$724	$8,634	$45,499

Balance, end of period—specific	$17,822	$0	$7,418	$25,240

Balance, end of period—general	$18,319	$724	$1,216	$20,259

Average balance of impaired loans	$248,691	$2,698	$69,851	$321,240
Interest recognized from impaired loans	$3,752	$0	$750	$4,502
Loans and leases
Loans individually evaluated with specific allowance	$118,184	$1,821	$51,554	$171,559
Loans individually evaluated with no specific allowance	100,879	0	33,784	134,663
Loans and leases collectively evaluated without specific allowance	1,247,774	202,828	63,545	1,514,147

Total loans and leases	$1,466,837	$204,649	$148,883	$1,820,369

Included in the allowance for credit losses at March 31, 2014 and December 31, 2013 is an allowance for unfunded commitments of $0.4 million and $0.5 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the three months ended March 31, 2014, the Company recorded a total provision for credit losses of $5.8 million. The Company decreased its allowance for credit losses to $39.6 million as of March 31, 2014 from $41.9 million at December 31, 2013. The Company had $8.1 million of net charge-offs of impaired loans with a specific allowance and increased its general allowance for credit losses by 8 basis points during the three months ended March 31, 2014, offset by new specific provisions for credit losses. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 11% as of March 31, 2014 and 12% as of December 31, 2013. The decrease is primarily due to improving credit migration, charge offs of impaired loans, and the better credit quality of the acquired NCOF portfolio purchased during December 2013.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of March 31, 2014 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	($ in thousands)
Collections on loans pledged to credit facilities	$44,664	$62,231
Principal and interest collections on loans held in trust and prefunding amounts	64,579	107,402
Customer escrow accounts	51	237

Total	$109,294	$169,870

As of March 31, 2014, the Company had the ability to use $32.8 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	($ in thousands)
Investments in debt securities—gross	$25,298	$25,298
Unamortized discount	(4,039)	(4,095)

Investments in debt securities—amortized cost	$21,259	$21,203

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2014 and December 31, 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2014:
Collateralized loan obligations	$21,259	$1,286	$(1)	$22,544

	$21,259	$1,286	$(1)	$22,544

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2013:
Collateralized loan obligations	$21,203	$1,270	$(275)	$22,198

	$21,203	$1,270	$(275)	$22,198

The Company did not sell any debt securities during the three months ended March 31, 2014 and 2013.

The Company did not record any net Other-Than-Temporary Impairment charges during the three months ended March 31, 2014 and 2013.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	1	1
Fair value	$0	$5,778	$5,778
Amortized cost	0	5,779	5,779

Unrealized loss	$0	$1	$1

	December 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	2	2
Fair value	$0	$8,370	$8,370
Amortized cost	0	8,645	8,645

Unrealized loss	$0	$275	$275

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at March 31, 2014 and December 31, 2013 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2014, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2014 and December 31, 2013 (maturities of asset-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	March 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	21,259	22,544	21,203	22,198

Total	$21,259	$22,544	$21,203	$22,198

Note 6. Borrowings

Credit Facilities

As of March 31, 2014 the Company had four credit facilities: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of March 31, 2014, Arlington Fund had one credit facility, consisting of a $147 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

The Company has a $275 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $197.4 million and unamortized deferred financing fees of $3.1 million as of March 31, 2014. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2014, the Company was in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

The Company has a $125 million credit facility with DZ Bank that had an outstanding balance of $45.1 million and unamortized fees of $0.6 million as of March 31, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

The Company has a $75 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $50.0 million and unamortized deferred financing fees of $0.3 million as of March 31, 2014. On April 1, 2014, the Company entered into an amendment which increased the commitment amount under this credit facility to $100.0 million. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. The Company must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to hedge portfolio interest rate risk, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $8.0 million and unamortized deferred financing fees of $0.9 million as of March 31, 2014.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147 million of Class A Notes and $28 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year scheduled to end on April 4, 2014, unless a one year extension was requested, followed by a three year amortization period. On April 3, 2014, the reinvestment period was extended to April 4, 2015. The Class A Notes had an outstanding balance of $114.8 million and unamortized deferred financing fees of $0.9 million as of March 31, 2014. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. On March 6, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., the Company requested and received an increase of $28.5 million to the Initial Funding under this credit facility. The credit facility, as amended, consists of a $228.5 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and two subsequent borrowings, of $5.0 million (the “Delay Draw Term A”) and $25.0 million (the “Delay Draw Term B”). The Existing Funding, the Initial Funding, and the Delay Draw Term A mature on May 11, 2018. The Delay Draw Term B matures on June 3,

2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of March 31, 2014, the term note had an outstanding principal balance of $228.5 million and unamortized deferred financing fees of $4.9 million.

Subordinated debt – Fund membership interest

As of March 31, 2014, the Company had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In June 2006 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2014, the $144.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $187.7 million. At March 31, 2014, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2006 CLO Trust. During the first quarter of 2014, Moody’s upgraded its ratings on the Class B notes, the Class C notes, Class D notes and the Class E notes and affirmed its ratings on the Class A-1 notes and the Class A-2 notes of the 2006 CLO Trust. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all of the notes of the 2006 CLO Trust.

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

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$72,949	Libor +0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	9,763	Libor +0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor +0.38%	March 30, 2022	AAA/Aaa/AA
Class C	35,000	28,000	Libor +0.68%	March 30, 2022	AA/Aa2/A
Class D	25,000	6,250	Libor +1.35%	March 30, 2022	A/A3/BBB
Class E	13,750	4,500	Libor +1.75%	March 30, 2022	BBB/Baa3/BB

	$456,250	$143,962

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the ratings of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, the Class E notes to the ratings shown above and affirmed its ratings on the Class A-1 notes and the Class A-2 notes. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2014, the $413.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $467.1 million. At March 31, 2014, deferred financing fees were $1.1 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$235,634	Libor +0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	74,124	Libor +0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor +0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor +1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor +2.30%	September 30, 2022	BBB-/Baa2/BBB+

	$546,000	$413,051

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009 Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates and subordinated notes. At March 31, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2014, deferred financing fees were $2.8 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor +6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates and subordinated notes. At March 31, 2014, the $329.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $390.9 million. At March 31, 2014, deferred financing fees were $5.3 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor +1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	25,900	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor +3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor +4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	September 20, 2023	BBB-/N/A

	$338,600	$329,500

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

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

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	($ in thousands)
Outstanding at end of period	$57,739	$67,954
Maximum outstanding at any month end	57,891	67,954
Average balance for the period	59,406	35,280
Weighted average rate at end of period	5.16%	5.17%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of March 31, 2014. As of March 31, 2014, unamortized deferred financing fees were $1.2 million and the outstanding balance was $57.7 million. During 2014, the Company made principal payments totaling $10.2 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2014 and December 31, 2013, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2014		December 31, 2013
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	48,890	145,000	48,659

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

Restricted Stock

During the three months ended March 31, 2014, the Company issued 85,866 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the three months ended March 31, 2014 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2013	366,134	$4,341
Granted	85,866	1,290
Vested	(104,213)	(1,260)
Forfeited	0	0

Non-vested as of March 31, 2014	347,787	$4,371

The Company recognized $0.7 million and $1.5 million, respectively, of compensation expense related to restricted stock during the three months ended March 31, 2014 and 2013, respectively. The unrecognized compensation cost of $2.3 million at March 31, 2014 is expected to be recognized over the next three years.

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

Stock option activity for the three months ended March 31, 2014 was as follows:

Options
Outstanding as of January 1, 2014	5,544,385
Granted	0
Exercised	(146,635)
Forfeited	0

Outstanding as of March 31, 2014	5,397,750

Vested as of March 31, 2014	5,397,750

Exercisable as of March 31, 2014	5,397,750

As of March 31, 2014, the total unrecognized compensation cost related to nonvested options granted was $0. During the three months ended March 31, 2013, the Company recognized compensation expense related to its stock options of $0.1 million.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Numerator:
Net income	$6,203	$6,154
Denominator:
Denominator for basic income per common share	48,730	47,357

Denominator:
Denominator for diluted income per common share	48,730	47,357
Potentially dilutive securities - options	3,720	3,587
Potentially dilutive securities - restricted stock	0	2,000
Potentially dilutive securities - warrants	340	312

Total weighted average diluted shares	52,790	53,256

Note 10. Consolidated Variable Interest Entity

On April 8, 2013, the Company announced that it had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retains full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earns management fees as compensation for its services. For the three months ended March 31, 2014, the management fee was $0.3 million. The Company is deemed to be the primary beneficiary of Arlington Fund. Consolidation of the financial results of Arlington Fund with the Company’s results of operations and statements of financial position began in April 2013.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association has committed to fund the Class A Notes as the initial Class A lender and the Company has committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year scheduled to end on April 4, 2014, unless a one year extension was requested, followed by a three year amortization period. On April 3, 2014, the reinvestment period was extended to April 4, 2015. For the three months ended March 31, 2014 interest expense on the Class B Notes totaled $0.4 million. For the three months ended March 31, 2014 and for the year ended December 31, 2013 the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.

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

As of March 31, 2014, the Company had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in the Company’s consolidated statement of financial position. The Company applies an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, the Company eliminates the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

The following tables present the unconsolidated, stand alone balance sheet of Arlington Fund.

	As of March 31, 2014	As of December 31, 2013
	(unaudited) ($ in thousands)	(unaudited) ($ in thousands)
Restricted cash	$5,723	$1,950
Loans, net	163,988	171,427
Other assets	2,539	3,022

Total assets	$172,250	$176,399

Credit facilities—Class A Notes	$114,844	$120,344
Class A Notes interest payable	438	434
Class B Notes payable	20,374	19,375
Class B Notes interest payable	205	183
Other liabilities	199	173

Total liabilities	136,060	140,509
Equity	36,190	35,890

Total equity and liabilities	$172,250	$176,399

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

At March 31, 2014, the Company had $303.1 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $257.7 million and unfunded commitments related to delayed draw term loans were $39.8 million. $5.6 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $257.7 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2014, the Company categorized $179.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2014, the Company had $78.1 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2014, revolver usage averaged approximately 42%, which is in line with the average of 44% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2014, revolving commitments decreased $14.9 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2014, delayed draw credit facility commitments decreased $11.5 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0 at March 31, 2014 and December 31, 2013.

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2014	December 31, 2013
	($ in thousands)
Unused lines of credit	$303,070	$326,231
Standby letters of credit	6,787	6,880

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$22,544	$22,544

Total assets recorded at fair value on a recurring basis	$0	$0	$22,544	$22,544

Nonrecurring Basis:
Loans, net	$0	$0	$26,988	$26,988

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$26,988	$26,988

At March 31, 2014, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At March 31, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2014, the Company released $0.1 million of specific allowance for credit losses related to “Loans, net” measured at fair value at March 31, 2014.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at March 31, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$22,544	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	26,988	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Total:	$49,532

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2014 and 2013 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	290
Purchases	0
Issuances	0
Settlements	0

Balance as of March 31, 2014	$22,544

For the three months ended March 31, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	362
Purchases	0
Issuances	0
Settlements	0

Balance as of March 31, 2013	$21,546

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$24,063	$24,063	$43,401	$43,401
Restricted cash	109,294	109,294	169,870	169,870
Loans held-for-sale	30,045	30,045	14,831	14,831
Loans and leases, net	2,244,541	2,277,736	2,266,677	2,301,053
Investments in debt securities available-for-sale	22,544	22,544	22,198	22,198
Other assets	17,594	17,594	7,955	7,955
Financial liabilities:
Credit facilities	$415,352	$415,352	$452,502	$452,502
Term debt	1,408,313	1,372,962	1,442,374	1,402,900
Repurchase agreements	57,739	56,856	67,954	66,911

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2014 and December 31, 2013. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
March 31, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,217,553	$2,250,748	$0	$0	$2,086,760
Financial liabilities:
Term debt	1,408,313	1,372,962	0	1,372,962	0
Repurchase agreements	57,739	56,856	0	56,856	0

			Fair Value Measurements
December 31, 2013	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$0	$0	$2,274,382
Financial liabilities:
Term debt	1,442,374	1,402,900	0	1,402,900	0
Repurchase agreements	67,954	66,911	0	66,911	0

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

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three months ended March 31, 2013, the Fund’s asset management fees were $0.7 million. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For the three months ended March 31, 2014, the Fund paid the Company $0.02 million.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At March 31, 2014, the loan balance outstanding and amount of committed funds were $13.8 million and $15.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Q1 2014 Market Conditions

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

Market conditions in most segments of the loan market that we target improved somewhat in the first quarter compared to the prior quarter as increasing M&A activity buoyed demand. Overall middle market loan demand in the first quarter, however, was off from the fourth quarter reflecting typical seasonality, but was consistent with the same period last year as new issuance volume reached $43 billion. With the decline in volume, the markets remained highly competitive and liquid as the supply of new capital continued to outpace demand for new financing for growth or acquisitions. Refinancing activity decreased, however, as the percentage of volume represented by new transactions increased significantly. According to Thomson Reuters, refinancing activity fell to 52% of total middle market lending in the first quarter from 64% in all of 2013.

We believe the pricing environment in the broader loan market weakened throughout 2013 due primarily to modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and new fund formation as lenders competed for a limited universe of deals. These conditions also led to increasing pressure on deal structures reflected by higher leverage levels and weaker lender protections. These conditions also persisted into the first quarter. Despite that trend, however, we believe that conditions in the middle market have remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the second half of 2013 and into the first quarter of 2014. Loan yields in the large corporate market, for example, continued to tighten in the first quarter, decreasing to 4.5% , while new middle market loan yields held at 5.75%. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be challenging for large corporate lenders and that the middle market will continue to compare favorably.

In this type of environment, our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans weakened further in the first quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter. We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets improved in the first quarter as many fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The market had been unsettled through much of 2103, however, as regulatory headwinds from the Volcker Rule dampened demand for CLOs among banks as they worked through how the rule would apply to them and how it would impact their ability to continue investing in CLO debt. The broader fixed income markets remained active in the quarter as the market seems to have adjusted to changes in the Federal Reserve’s monetary policies. As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds. This rotation into floating rate debt was evident in 2013 as investors poured a record $63 billion into mutual funds and ETFs targeting the floating rate loan markets.

Despite headwinds at the end of the year, new CLO issuance exceeded $87 billion in 2013, up from $55 billion in 2012 and 2011’s total of $12 billion. New CLO issuance through April of this year was approximately $37 billion, up 12% from the same period in 2013. After trending down through the first half of 2013, CLO credit spreads widened through the second half, however, reflecting the impact of a steepening yield curve and regulatory concerns, including FDIC surcharge for deposit insurance and future risk retention rules in addition to the Volcker Rule. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs as demonstrated by the $348 million CLO transaction we completed in April 2014. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to increase our asset-based lending warehouse line by $25 million in April 2014 and our existing corporate debt facility by $28.5 million in the first quarter.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the first quarter as we originated $275 million of new loans at yields that were generally below our historical averages for comparably rated loans, but somewhat higher than the prior quarter. After declining through the first half of 2013 in a muted M&A volume environment, yields have largely stabilized. Although pricing remained thin and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will increase through the balance of 2014 and continue to provide opportunities for us to increase our origination volumes modestly.

Recent Developments

Liquidity

On May 5, 2014, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the company’s management based on its evaluation of market condition and other factors. The repurchase program, which will expire on April 30, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

On April 17, 2014, we completed a $348.4 million term debt securitization. As part of the securitization, investors purchased approximately $289.5 million of the floating-rate asset-backed notes. We retained all of the remaining notes and equity, which totaled approximately $58.9 million. The notes are expected to mature in April 2025.

On April 1, 2014, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund asset-based loans. The amendment increased the commitment amount under the credit facility from $75.0 million to $100.0 million and modified certain covenants and concentration amounts, among other things.

On March 6, 2014, as permitted under our corporate credit facility with Fortress Credit Corp., we requested and received an increase of $28.5 million to the Initial Funding under this credit facility. We borrowed the entire $28.5 million on March 6, 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NewStar’s basic and diluted income per share for the three months ended March 31, 2014 was $0.13 and $0.12, respectively, on net income of $6.2 million compared to basic and diluted income per share for the three months ended March 31, 2013 of $0.13 and $0.12, respectively, on net income of $6.2 million. Our managed loan portfolio was $2.4 billion at March 31, 2014 compared to $2.5 billion at December 31, 2013. As of March 31, 2014, loans owned by Arlington Fund and the NCOF were $165.2 million and $50.2 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.18% for the three months ended March 31, 2014 and 6.50% for the three months ended March 31, 2013. The decrease in loan portfolio yield was primarily driven by an decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to March 31, 2013, and the average yield on loans which were repaid subsequent to March 31, 2013 was higher than the average yield on loans in our total loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.50% for the three months ended March 31, 2014 and 4.11% for the three months ended March 31, 2013. The primary factors impacting net interest margin for the three months ended March 31, 2014 were the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for the three months ended March 31, 2013 were the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 42.72% for the three months ended March 31, 2014 and 53.67% for the three months ended March 31, 2013. The decrease in our efficiency ratio was primarily due to an increase in non-interest income, net interest income and a decrease in operating expenses.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.72% at March 31, 2014 and 1.80% as of December 31, 2013. The decrease in the allowance for credit losses ratio is primarily due to a decrease in the balance of the specific allowance for credit losses primarily due to charge offs of impaired loans, positive credit migration, and improving economic conditions. During the three months ended March 31, 2014, we recorded $4.1 million of net specific provision for credit losses on previously identified impaired loans and had net charge offs totaling $8.1 million. At March 31, 2014, the specific allowance for credit losses was $19.3 million, and the general allowance for credit losses was $20.3 million. At December 31, 2013, the specific allowance for credit losses was $23.3 million, and the general allowance for credit losses was $18.6 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.51% as of March 31, 2014 as compared to 0.22% as of December 31, 2013. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of March 31, 2014 or at December 31, 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.33% as of March 31, 2014 and 3.04% as of December 31, 2013. As of March 31, 2014 and December 31, 2013, the aggregate outstanding balance of non-accrual loans was $76.6 million and $70.7 million, respectively and total outstanding loans and leases held for investment was $2.3 billion at the end of each period. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.82% as of March 31, 2014 and 3.60% as of December 31, 2013. As of March 31, 2014 and December 31, 2013, the sum of the aggregate outstanding balance of non-performing assets was $90.0 million and $84.2 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge-off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For the three months ended March 31, 2014 and 2013, the net charge off rate was 1.42% and 1.15%, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (average period loans and leases)

Net charge-off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For the three months ended March 31, 2014 and 2013, the net charge off rate was 1.41% and 1.13%, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.98% and 1.18% for the three months ended March 31, 2014 and 2013, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.05% and 4.17% for the three months ended March 31, 2014 and 2013, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net interest income:
Interest income	$33,127	$30,140
Interest expense	12,501	9,187

Net interest income	20,626	20,953
Provision for credit losses	5,807	718

Net interest income after provision for credit losses	14,819	20,235
Non-interest income:
Fee income	770	358
Asset management income	25	727
Loss on derivatives	(4)	(41)
Gain (loss) on sale of loans	(166)	27
Other income	6,093	2,032

Total non-interest income	6,718	3,103
Operating expenses:
Compensation and benefits	7,759	8,880
General and administrative expenses	4,369	4,031

Total operating expenses	12,128	12,911

Operating income before income taxes	9,409	10,427
Results of Consolidated Variable Interest Entity:
Interest income	2,653	—
Interest expense – credit facilities	878	—
Interest expense – Fund membership interest	595	—
Other income	8	—
General and administrative expenses	60	—

Net results from Consolidated Variable Interest Entity	1,128	—
Income before income taxes	10,537	10,427
Income tax expense	4,334	4,273

Net income	$6,203	$6,154

Comparison of the Three Months Ended March 31, 2014 and 2013

Interest income. Interest income increased $5.7 million, to $35.8 million for the three months ended March 31, 2014 from $30.1 million for the three months ended March 31, 2013. The increase was primarily due to an increase in average balance of our interest earning assets to $2.5 billion from $2.1 billion, and the consolidation of interest income from Arlington Fund, partially offset by a decrease in the yield on average interest earning assets to 5.74% from 5.91% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to March 31, 2013.

Interest expense. Interest expense increased $4.8 million, to $14.0 million for the three months ended March 31, 2014 from $9.2 million for the three months ended March 31, 2013. The increase is primarily due to an increase in the average balance of our interest bearing liabilities, an increase in the average cost of funds to 2.97% from 2.57%, the additional $128.5 million of debt under our amended corporate credit facility, and the consolidation of interest expense from Arlington Fund.

Net interest margin. Net interest margin decreased to 3.50% for the three months ended March 31, 2014 from 4.11% for the three months ended March 31, 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, and a decrease in our average yield on interest earning assets, partially offset by cash comprising a larger portion of the outstanding balance of average interest earning assets during the three months ended March 31, 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.77% from 3.34%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,528,474	$35,780	5.74%	$2,069,667	$30,140	5.91%
Total interest bearing liabilities	1,905,993	13,974	2.97	1,451,092	9,187	2.57

Net interest spread		$21,806	2.77%		$20,953	3.34%

Net interest margin			3.50%			4.11%

Provision for credit losses. The provision for credit losses increased to $5.8 million for the three months ended March 31, 2014 from $0.7 million for the three months ended March 31, 2013. The increase in the provision was primarily due to an increase of $3.7 million of net specific provisions, as well as an increase of $1.4 million of general provisions recorded during the three months ended March 31, 2014 as compared to three months ended March 31, 2013. During the three months ended March 31, 2014, we recorded net specific provisions for impaired loans of $4.1 million compared to $0.4 million recorded during the three months ended March 31, 2013. The increase in the net specific component of the provision for credit losses was primarily due to further negative credit migration related to seven previously identified impaired loans. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

The Company is providing capital on a transitional basis to the Arlington Fund. At March 31, 2014 and December 31, 2013, the expected loss on Arlington Fund was zero and no allowance was recorded. If the duration of the Company’s investment in Arlington Fund or its assumptions regarding conditions in the capital markets were to change, it may be necessary for the Company to record an allowance for credit losses in the future.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during the three months ended March 31, 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at March 31, 2014 were in Leveraged Finance, Real Estate, and Business Credit over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of March 31, 2014, we had impaired loans with an aggregate outstanding balance of $242.2 million. Impaired loans with an aggregate outstanding balance of $211.3 million have been restructured and classified as troubled debt restructurings. At March 31, 2014, the Company had a $19.3 million specific allowance for impaired loans with an aggregate outstanding balance of $147.2 million. As of March 31, 2014, we had three restructured impaired loans which had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $3.6 million, to $6.7 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. The increase is primarily due to $6.5 million of gains recognized from the sale of equity interests in certain impaired borrowers, and a $0.4 million increase in fee income, partially offset by $1.6 million of equity method of accounting losses, and a $0.7 million decrease in asset management income.

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

Operating expenses. Operating expenses decreased $0.7 million, to $12.2 million for the three months ended March 31, 2014 from $12.9 million for the three months ended March 31, 2013. Employee compensation and benefits decreased $1.1 million primarily due to a decrease in equity compensation expense resulting from the vesting of equity awards subsequent to March 31, 2013. General and administrative expenses increased $0.4 million due primarily to an increase of $0.3 million in professional expenses.

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

Income taxes. For the three months ended March 31, 2014 and 2013, we provided for income taxes based on an effective tax rate of 41% for each period.

As of March 31, 2014 and December 31, 2013, we had net deferred tax assets of $27.6 million and $30.2 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2014. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of March 31, 2014. As of March 31, 2014, our deferred tax asset was primarily comprised of $19.5 million related to our allowance for credit losses and $8.6 million related to equity compensation.

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

During the first quarter of 2014, the U.S. economy continued to show progress amid geopolitical uncertainty, record adverse winter weather, ongoing U.S. budget negotiations, and the increasing likelihood of rising interest rates; though it should be noted the Fed has maintained it will act carefully and will keep interest rates low until the economy is stronger. We expect the broader favorable trends in the U.S. to continue and monetary policy to remain conducive to growth in the near term. Despite tapering, we expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) are improving and remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of March 31, 2014 and December 31, 2013, we had $24.1 million and $43.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $103.6 million and $167.9 million of restricted cash as of March 31, 2014 and December 31, 2013, respectively, and the Arlington Fund had $5.7 million and $2.0 million of restricted cash as of March 31, 2014 and December 31, 2013, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2014, we could use $32.8 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2014.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2014, we had impaired loans with an aggregate outstanding balance of $242.1 million. Impaired loans with an aggregate outstanding balance of $211.3 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $76.6 million were on non-accrual status. During the three months ended March 31, 2014, $8.1 million of loans were charged-off. Impaired loans of $34.7 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2014, we recorded $4.1 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $6.5 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of March 31, 2014 and December 31, 2013 was $39.2 million and $41.4 million, respectively, or 1.70% and 1.78% of loans and leases, gross, respectively. As of March 31, 2014, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.72% or 1.85% excluding the portfolio of loans purchased from the NewStar Credit opportunities Fund during 2013 without an allowance.

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

Activity in the allowance for loan losses for the three months ended March 31, 2014 and for the year ended December 31, 2013 was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	($ in thousands)
Balance as of beginning of period	$41,403	$49,636
General provision for loan and lease losses	1,744	(1,544)
Specific provision for loan losses	4,097	11,159
Net charge offs	(8,062)	(17,848)

Balance as of end of period	39,182	41,403
Allowance for losses on unfunded loan commitments	417	451

Allowance for credit losses	$39,599	$41,854

During the three months ended March 31, 2014 we recorded a total provision for credit losses of $5.8 million. The Company decreased its allowance for credit losses to 1.72% of gross loans at March 31, 2014 compared to 1.80% at December 31, 2013.

Borrowings and Liquidity

As of March 31, 2014 and December 31, 2013, we had outstanding borrowings totaling $1.9 billion and $2.0 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of March 31, 2014, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$697,000	$415,352	$281,648	2015 – 2019
Term debt (1)	1,387,413	1,378,313	9,100	2017 – 2023
Repurchase agreement	57,739	57,739	—	2017
Subordinated debt – Fund membership interest	30,000	30,000	—

Total	$2,172,152	$1,881,404	$290,748

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event if not cured. At March 31, 2014, we were in compliance with all such covenants. These covenants vary depending on the type of facility and are customary for facilities of this type. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of March 31, 2014 we had four credit facilities: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $75 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. As of March 31, 2014, Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

We have a $275.0 million credit facility with Wells Fargo to fund leverage finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $197.4 million and unamortized deferred financing fees of $3.1 million as of March 31, 2014. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, and failure to meet tangible net worth covenants and overcollateralization tests. At March 31, 2014, we were in compliance with all such covenants. Interest on this facility accrued at a variable rate per annum.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $45.1 million and unamortized fees of $0.6 million as of March 31, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility matures on June 30, 2015.

We have a $75.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $50.0 million and unamortized deferred financing fees of $0.3 million as of March 31, 2014. On April 1, 2014, we entered into an amendment which increased the commitment amount under this credit facility to $100.0 million. Interest on this facility accrues at a variable rate per annum. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. The credit facility matures on December 7, 2015. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, net worth covenants, interest coverage ratios, minimum excess availability and violations of pool default and charged off tests.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility matures on November 16, 2016 subject to early termination or extension. We must comply with various covenants, the breach of which could result in a termination event if not cured. These covenants include, but are not limited to, failure to service debt obligations, failure to maintain minimum levels of liquidity, failure to hedge portfolio interest rate risk, failure to meet tangible net worth covenants and violations of pool default and delinquency tests. The credit facility had an outstanding balance of $8.0 million and unamortized deferred financing fees of $0.9 million as of March 31, 2014.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible middle market loan origination. Wells Fargo has committed to fund the Class A Notes as the initial Class A lender and we have committed to fund the Class B Notes as the initial Class B lender. Advances under the Class A Notes and the Class B Notes may be drawn, repaid, and drawn again subject to availability under the a borrowing base. The Class A Notes and the Class B Notes provide for a reinvestment period of one year scheduled to end on April 4, 2014, unless a one year extension is requested, followed by a three year amortization period. On April 3, 2014, the reinvestment period was extended to April 4, 2015. The Class A Notes had an outstanding balance of $114.8 million and unamortized deferred financing fees of $0.9 million as of March 31, 2014. The liability under the Class B Notes is eliminated in consolidation in accordance with GAAP.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. On March 6, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., we requested and received an increase of $28.5 million to the Initial Funding under this credit facility. The credit facility, as amended, consists of a $228.5 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and two subsequent borrowings, of $5.0 million (the “Delay Draw Term A”) and $25.0 million (the “Delay Draw Term B”). The Existing Funding, the Initial Funding, and the Delay Draw Term A mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%.

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

The term note may be prepaid at any time subject to a prepayment fee of 1.00% which is payable in the case of certain prepayments made prior to May 13, 2014. The term note may be prepaid at par in the event of a change of control. As of March 31, 2014, the term note had an outstanding principal balance of $228.5 million and unamortized deferred financing fees of $4.9 million.

Subordinated debt – Fund membership interest

As of March 31, 2014, we had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. As a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund are characterized as debt in our consolidated statement of financial position. We apply an imputed interest rate to that debt and records the resulting interest expense in its consolidated statement of operations. The actual return on investments in Arlington Fund’s membership interests may or may not equal the imputed rate applied to the membership interests that are characterized as debt. In the consolidation, we eliminate the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

Term Debt Securitizations

In June 2006 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At March 31, 2014, the $144.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $187.7 million. At March 31, 2014, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we repurchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we repurchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we repurchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we repurchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2006 CLO Trust. During the first quarter of 2014, Moody’s upgraded its ratings on the Class B notes, the Class C notes, Class D notes and the Class E notes and affirmed its ratings on the Class A-1 notes and the Class A-2 notes of the 2006 CLO Trust. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all of the notes of the 2006 CLO Trust.

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

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance March 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$72,949	0.27%	AAA/Aaa/AAA
Class A-2	40,000	9,763	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AAA/Aaa/AA
Class C	35,000	28,000	0.68	AA/Aa2/A
Class D	25,000	6,250	1.35	A/A3/BBB
Class E	13,750	4,500	1.75	BBB/Baa3/BB

Total notes	456,250	143,962
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$187,712

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the ratings of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, the Class E notes to the ratings shown above and affirmed its ratings on the Class A-1 notes and the Class A-2 notes. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2014, the $413.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $467.1 million. At March 31, 2014, deferred financing fees were $1.1 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$235,634	0.24%	AAA/Aaa/AAA
Class A-2	100,000	74,124	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+

Total notes	546,000	413,051
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$467,051

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO Trust”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO Trust issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO Trust’s trust certificates and subordinated notes. At March 31, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2014, deferred financing fees were $2.8 million. The 2012-2 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We expect to receive a principal distribution when the term debt is retired. If loan collateral in the 2012-2 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO Trust may not be distributed if the overcollateralization ratio, or other collateral quality tests, is not satisfied. We may have defaults in the 2012-2 CLO Trust in the future. If we do not elect to remove any future defaulted loans, we may not receive excess interest spread payments until the overcollateralization ratio, or other collateral quality tests, are cured.

The following table sets forth selected information with respect to the 2012-2 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO Trust
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E (trust certificates)	16,300	16,300	N/A	Ba1/N/A
Class F (trust certificates)	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO Trust	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO Trust”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO Trust issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO Trust’s trust certificates and subordinated notes. At March 31, 2014, the $329.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $390.9 million. At March 31, 2014, deferred financing fees were $5.3 million. The 2013-1 CLO Trust permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s)(2)
	($ in thousands)
2013-1 CLO Trust
Class A-T	$202,600	$202,600	Libor +1.65%	AAA/Aaa
Class A-R	35,000	25,900	(1)	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	AA/N/A
Class C	36,000	36,000	Libor +3.80%	A/N/A
Class D	21,000	21,000	Libor +4.55%	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	BBB-/N/A

Total notes	338,600	329,500
Class F (trust certificates)	17,400	17,400	N/A	N/A
Class G (trust certificates)	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A

Total for 2013-1 CLO Trust	$400,000	$390,900

(1)	Class A-R Notes will accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of March 31, 2014. As of March 31, 2014, unamortized deferred financing fees were $1.2 million and the outstanding balance was $57.7 million. During the three months ended March 31, 2014, we made principal payments totaling $10.2 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

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

At March 31, 2014, we had $303.1 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $257.7 million and unfunded commitments related to delayed draw term loans were $39.8 million. $5.6 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $257.7 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2014, we categorized $179.6 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2014, we had $78.1 million of unfunded unrestricted revolving commitments.

During the three months ended March 31, 2014, revolver usage averaged approximately 42%, which is line with the average of 44% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2014, revolving commitments decreased $14.9 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2014, delayed draw credit facility commitments decreased $11.5 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2014 we had $6.8 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At March 31, 2014 and December 31, 2013, the fair value of the interest rate mitigation products was $0.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s 2013 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2013 Annual Report.

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

As of March 31, 2014 and December 31, 2013, investments in debt securities available-for-sale totaled $22.5 million and $22.2 million, respectively. At March 31, 2014 and December 31, 2013, our net unrealized gain on those debt securities totaled $1.3 million and $1.0 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of March 31, 2014, approximately 3% of the loans in our portfolio were at fixed rates and approximately 97% were at variable rates. Additionally, for the loans at variable rates, approximately 87% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2014. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$12,310
Increase of	100	(10,610)
Increase of	200	(7,480)
Increase of	300	(2,910)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	$—	—	$—
February 1-28, 2014	25,526	15.07	—	—
March 1-31, 2014	—	—	—	—

Total: Three months ended March 31, 2014	25,526	15.07	—	—

(1)	These columns include the acquisition of an aggregate of 25,526 shares of Common Stock from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the first quarter.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Third Amendment to Note Purchase Agreement, dated January 30, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 3, 2014 and incorporated herein by reference.

10(a)(2)	Fourth Amendment to Note Purchase Agreement, dated as of February 28, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 5, 2014 and incorporated herein by reference.

10(b)(1)	Joinder Agreement to Second Amended and Restated Note Agreement, dated as of March 6, 2014, by and among the Company, the new holders party thereto, and Fortress Credit Corp.	Filed herewith.

10(b)(2)	Second Amendment to Second Amended and Restated Note Agreement, dated March 31, 2014, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

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

NEWSTAR FINANCIAL, INC.

Date: May 8, 2014	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Third Amendment to Note Purchase Agreement, dated January 30, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 3, 2014 and incorporated herein by reference.

10(a)(2)	Fourth Amendment to Note Purchase Agreement, dated as of February 28, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 5, 2014 and incorporated herein by reference.

10(b)(1)	Joinder Agreement to Second Amended and Restated Note Agreement, dated as of March 6, 2014, by and among the Company, the new holders party thereto, and Fortress Credit Corp.	Filed herewith.

10(b)(2)	Second Amendment to Second Amended and Restated Note Agreement, dated March 31, 2014, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014and 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Documents

XBRL Taxonomy Extension Schema Document

XBRL Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document