Form 10-Q
period 2014-06-30
NewStar Financial, Inc.
filed 2014-08-06
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 47,919,951 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$53,321	$43,401
Restricted cash	166,149	167,920
Investments in debt securities, available-for-sale	16,545	22,198
Loans held-for-sale, net	44,314	14,831
Loans and leases, net	2,034,940	2,095,250
Deferred financing costs, net	22,442	21,386
Interest receivable	6,764	7,415
Property and equipment, net	748	833
Deferred income taxes, net	24,624	30,238
Income tax receivable	9,398	2,007
Other assets	31,670	24,983

Subtotal	2,410,915	2,430,462
Assets of Consolidated Variable Interest Entity:
Restricted cash	0	1,950
Loans, net	0	171,427
Deferred financing costs, net	0	997
Interest receivable	0	1,079
Other assets	0	946

Total assets of Consolidated Variable Interest Entity	0	176,399

Total assets	$2,410,915	$2,606,861

Liabilities:
Credit facilities	$149,025	$332,158
Term debt	1,570,961	1,412,374
Repurchase agreements	57,515	67,954
Accrued interest payable	4,430	6,333
Accounts payable	380	588
Other liabilities	19,503	19,623

Subtotal	1,801,814	1,839,030
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	0	120,344
Accrued interest payable—credit facilities	0	434
Subordinated debt—Fund membership interest	0	30,000
Accrued interest payable—Fund membership interest	0	843

Total liabilities of Consolidated Variable Interest Entity	0	151,621

Total liabilities	1,801,814	1,990,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	June 30, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2014 and 2013;
Shares outstanding 48,279,423 in 2014 and 48,658,606 in 2013	483	487
Additional paid-in capital	672,721	655,143
Retained earnings	8,217	2,624
Common stock held in treasury, at cost $0.01 par value; 5,815,379 in 2014 and 4,642,202 in 2013	(72,909)	(43,271)
Accumulated other comprehensive income, net	589	569

Total NewStar Financial, Inc. stockholders’ equity	609,101	615,552
Retained earnings of Consolidated Variable Interest Entity	0	658

Total stockholders’ equity	609,101	616,210

Total liabilities and stockholders’ equity	$2,410,915	$2,606,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$33,536	$34,891	$66,663	$65,031
Interest expense	13,868	9,908	26,369	19,095

Net interest income	19,668	24,983	40,294	45,936
Provision for credit losses	12,652	4,330	18,459	5,048

Net interest income after provision for credit losses	7,016	20,653	21,835	40,888
Non-interest income:
Fee income	462	1,183	1,232	1,541
Asset management income – related party	30	652	55	1,379
Loss on derivatives	(13)	(45)	(17)	(86)
Gain (loss) on sale of loans, net	0	45	(166)	72
Other income (loss), net	1,017	(374)	7,110	1,658

Total non-interest income	1,496	1,461	8,214	4,564
Operating expenses:
Compensation and benefits	7,803	8,735	15,562	17,615
General and administrative expenses	3,852	4,034	8,221	8,065

Total operating expenses	11,655	12,769	23,783	25,680

Operating income (loss) before income taxes	(3,143)	9,345	6,266	19,772
Results of Consolidated Variable Interest Entity:
Interest income	2,615	900	5,268	900
Interest expense – credit facilities	1,987	334	2,865	334
Interest expense – Fund membership interest	697	349	1,292	349
Other income	221	16	229	16
Operating expenses	189	4	249	4

Net results from Consolidated Variable Interest Entity	(37)	229	1,091	229
Income (loss) before income taxes	(3,180)	9,574	7,357	20,001
Income tax expense (benefit)	(1,325)	3,930	3,009	8,203

Net income (loss)	$(1,855)	$5,644	$4,348	$11,798

Basic income (loss) per share	$(0.04)	$0.12	$0.09	$0.25
Diluted income (loss) per share	(0.04)	0.11	0.08	0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands, except per share amounts)
Net income (loss)	$(1,855)	$5,644	$4,348	$11,798
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(94),$(207),$24 and $(61), respectively	(143)	(296)	29	(80)
Net unrealized derivative gains (losses), net of tax expense (benefit) of $4, $18, $3 and $39, respectively	(6)	27	(9)	51

Other comprehensive income (loss)	(149)	(269)	20	(29)

Comprehensive income (loss)	$(2,004)	$5,375	$4,368	$11,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	0	0	3,706	0	0	642	4,348
Other comprehensive income	0	0	0	0	20	0	20
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(522)	0	0	(522)
Tax benefit from vesting of stock awards	0	139	0	0	0	0	139
Repurchase of common stock	(11)	0	0	(14,868)	0	0	(14,879)
Exercise of warrants	3	15,244	0	(14,248)	0	0	999
Exercise of common stock options	3	(67)	0	0	0	0	(64)
Tax benefit from exercise of common stock awards	0	1,036	0	0	0	0	1,036
Reclassification of VIE Dividend	0	0	0	0	0	587	587
Deconsolidation of VIE	0	0	1,887	0	0	(1,887)	0
Amortization of restricted common stock awards	0	1,227	0	0	0	0	1,227

Balance at June 30, 2014	$483	$672,721	$8,217	$(72,909)	$589	$0	$609,101

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2013
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Retained Deficit of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$0	$594,817
Net income	0	0	11,663	0	0	135	11,798
Other comprehensive loss	0	0	0	0	(29)	0	(29)
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	(8)	8	0	(11,111)	0	0	(11,111)
Tax benefit from vesting of restricted common stock awards	0	3,621	0	0	0	0	3,621
Repurchase of common stock	0	0	0	(216)	0		(216)
Exercise of common stock options	0	81	0	0	0	0	81
Amortization of restricted common stock awards	0	2,684	0	0	0	0	2,684
Amortization of stock option awards	0	91	0	0	0	0	91

Balance at June 30, 2013	$486	$652,783	$(9,063)	$(42,570)	$(35)	$135	$601,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net income	$4,348	$11,798
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	18,459	5,048
Depreciation and amortization and accretion	(6,476)	(6,811)
Amortization of debt issuance costs	3,096	2,854
Equity compensation expense	1,227	2,775
Loss (gain) on sale of loans	166	(72)
Loss (gain) from equity method investments	795	(581)
Net change in deferred income taxes	4,691	10,319
Loans held-for-sale originated	(76,243)	(26,752)
Proceeds from sale of loans held-for-sale	46,758	57,460
Net change in interest receivable	651	456
Net change in other assets	(13,962)	20,897
Net change in accrued interest payable	(2,337)	4,137
Net change in accounts payable and other liabilities	(395)	(50,806)
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	1,244	43
Depreciation and amortization and accretion	(315)	(31)
Net change in interest receivable	1,079	(459)
Net change in other assets	946	(252)
Net change in accrued interest payable	(172)	641
Net change in accounts payable	587	247

Net cash provided by (used in) operating activities	(15,853)	30,911

Cash flows from investing activities:
Net change in restricted cash	1,771	(19,662)
Net change in loans	48,360	(20,269)
Proceeds from debt securities, available-for-sale	6,000	0
Acquisition of property and equipment	(46)	(49)
Consolidated Variable Interest Entity:
Net change in loans	171,427	(84,329)
Net change in restricted cash	1,950	(1,160)
VIE cash dividends	(671)	0

Net cash provided by (used in) investing activities	228,791	(125,469)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,379	81
Taxes paid from exercise of stock options	(1,443)	0
Proceeds from exercise of warrants	999	0
Tax benefit from exercise of stock options	1,036	0
Tax benefit from vesting of stock awards	139	3,620
Borrowings on credit facilities	634,859	460,343
Repayment of borrowings on credit facilities	(817,992)	(440,566)
Issuance of term debt	289,500	0
Borrowings on term debt	65,900	139,972
Repayment of borrowings on term debt	(196,812)	(66,657)
Repayment of borrowings on repurchase agreements	(10,439)	(2,823)
Payment of deferred financing costs	(4,149)	(3,317)
Purchase of treasury stock	(15,401)	(11,327)

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	0	51,186
Repayment of borrowings on credit facilities	(120,344)	0
Borrowings on subordinated debt	0	21,791
Repayment of borrowings on subordinated debt	(30,000)	0
Payment of deferred financing costs	(250)	(1,110)

Net cash provided by (used in) financing activities	(203,018)	151,193

Net increase in cash during the period	9,920	56,635
Cash and cash equivalents at beginning of period	43,401	27,212

Cash and cash equivalents at end of period	$53,321	$83,847

Supplemental cash flows information:
Interest paid	$28,272	$15,350
Interest paid by VIE	4,763	0
VIE cash distribution	671	0
Taxes paid	1,445	605
Increase (decrease) in fair value of investments in debt securities	53	(141)

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

Principles of Consolidation

On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the loans of NewStar Arlington Fund LLC (“Arlington Fund”) as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. As a result, the Company deconsolidated the Arlington Fund from its statement of financial position beginning on June 26, 2014. The Company is not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including the Arlington Program) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At June 30, 2014 loans held-for-sale were $44.5 million and consisted of leveraged finance loans to 10 borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2014 and December 31, 2013, loans held-for-sale consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$44,456	$14,897

Gross loans held-for-sale	44,456	14,897
Deferred loan fees, net	(142)	(66)

Total loans held-for-sale, net	$44,314	$14,831

At June 30, 2014, loans held-for-sale include loans with an aggregate outstanding balance of $14.5 million that were intended to be sold to the Arlington Program. The Company sold one loan with an outstanding balance of $4.8 million for a loss of $0.2 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), the Arlington Fund, or the Arlington Program during the six months ended June 30, 2014. The Company sold loans with an outstanding balance of $26.5 million for an aggregate gain of $0.1 million to entities other than the NCOF or the Arlington Fund during the six months ended June 30, 2013.

As of June 30, 2014 and December 31, 2013, loans and leases consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$1,702,484	$1,965,130
Business Credit	278,597	236,985
Real Estate	109,781	123,029

Gross loans and leases	2,090,862	2,325,144
Deferred loan fees, net	(17,327)	(17,064)
Allowance for loan and lease losses	(38,595)	(41,403)

Total loans and leases, net	$2,034,940	$2,266,677

As of June 30, 2014 and December 31, 2013, Equipment Finance leases and loans totaled $80.8 million and $38.4 million, respectively, and are included in the Business Credit balances.

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

Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of June 30, 2014, $141.7 million of the Company’s loans were classified as “Criticized”, including $129.9 million of the Company’s impaired loans, and $1.9 billion were classified as “Pass”. As of December 31, 2013, $190.6 million of the Company’s loans were classified as “Criticized”, including $177.5 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”.

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

As of June 30, 2014, the Company had impaired loans with an aggregate outstanding balance of $230.0 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as TDR. As of June 30, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $15.7 million. Impaired loans with an aggregate outstanding balance of $77.5 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and six months ended June 30, 2014, the Company charged off $13.2 million and $18.7 million, respectively of outstanding non-accrual loans. During the three and six months ended June 30, 2014, the Company placed loans with an aggregate outstanding balance of $15.0 million and $25.5 million, respectively, on non-accrual status. During the three and six months ended June 30, 2014, the Company recorded $13.9 million and $18.0 million, respectively, of net specific provisions for impaired loans. At June 30, 2014, the Company had a $20.0 million specific allowance for impaired loans with an aggregate outstanding balance of $129.7 million. At June 30, 2014, additional funding commitments for impaired loans totaled $16.6 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2014, $22.2 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $20.0 million specific allowance for impaired loans was $3.4 million related to delinquent loans.

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

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate carrying value of $12.9 million and $13.5 million as of June 30, 2014 and as of December 31, 2013, respectively.

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
			($ in thousands)
June 30, 2014
Leveraged Finance	$172,191	$213,914	$98,687	$73,504
Business Credit	247	533	247	0
Real Estate	57,513	57,517	30,768	26,745

Total	$229,951	$271,964	$129,702	$100,249

December 31, 2013
Leveraged Finance	$208,626	$238,522	$124,560	$84,066
Business Credit	287	476	287	0
Real Estate	62,106	62,110	29,870	32,236

Total	$271,019	$301,108	$154,717	$116,302

During the three and six months ended June 30, 2014, the Company recorded net partial charge-offs of $13.2 million and $21.2 million, respectively, and during the three and six months ended June 30, 2013, the Company recorded net partial charge-offs of $10.9 million and $16.1 million, respectively. During the three and six months ended June 30, 2014 and 2013, the Company did not record any recoveries of previously charged off loans. The Company’s general policy is to record a specific allowance for an impaired loan when the Company determines that it is doubtful that it will be able to collect all amounts due according to the contractual terms of the loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans, charge-offs lower the level of the allowance for loan losses; and, as a result, reduce the percentage of allowance for loans to total loans, and the percentage of allowance for loan losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate
June 30, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,530,293	$16,765	$278,350	$1,479	$52,268	$308
Individually evaluated (2)	172,191	16,515	247	200	57,513	3,328

Total	$1,702,484	$33,280	$278,597	$1,679	$109,781	$3,636

	Leveraged Finance		Business Credit		Real Estate
December 31, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,756,504	$16,524	$236,698	$1,198	$60,923	$377
Individually evaluated (2)	208,626	19,828	287	200	62,106	3,276

Total	$1,965,130	$36,352	$236,985	$1,398	$123,029	$3,653

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 and 5.0 based on the Company’s internally developed 12 point scale at each of June 30, 2014 and December 31, 2013, respectively.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	June 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$72,144	$63,553
Business Credit	247	287
Real Estate	5,067	6,865

Total	$77,458	$70,705

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial charge-offs

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at June 30, 2014 and December 31, 2013 is provided below:

	Group I	Group II
	($ in thousands)
June 30, 2014	$183,568	$141,430
December 31, 2013	$240,319	$164,150

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three and six months ended June 30, 2014, the Company had partial charge-offs totaling $10.6 million and $18.6 million, respectively related to loans previously classified as TDR. As of June 30, 2014, the Company had not removed the TDR classification from any loan previously identified as such.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended June 30, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$142
Business Credit	0	0	0
Real Estate	0	0	0

Total	$0	$0	$142

For the Six Months Ended June 30, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$10,589
Business Credit	0	0	0
Real Estate	0	0	0

Total	$0	$0	$10,589

For the Year Ended December 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$27,872
Business Credit	0	0	0
Real Estate	0	0	8,976

Total	$23,580	$23,580	$36,848

The following sets forth a breakdown of troubled debt restructurings at June 30, 2014 and December 31, 2013:

As of June 30, 2014	Accrual Status				For the six months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$100,047	$56,776	$156,823	$15,292	$18,620
Business Credit	0	0	0	0	0
Real Estate	21,678	5,067	26,745	0	0

Total	$121,725	$61,843	$183,568	$15,292	$18,620

As of December 31, 2013	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$145,073	$63,010	$208,083	$19,713	$8,759
Business Credit	0	0	0	0	0
Real Estate	25,371	6,865	32,236	0	0

Total	$170,444	$69,875	$240,319	$19,713	$8,759

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
June 30, 2014
Leveraged Finance	$142	$21,812	$21,954	$1,680,530	$1,702,484	$0
Business Credit	0	247	247	278,350	278,597	0
Real Estate	0	0	0	109,781	109,781	0

Total	$142	$22,059	$22,201	$2,068,661	$2,090,862	$0

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2013
Leveraged Finance	$0	$4,788	$4,788	$1,960,342	$1,965,130	$0
Business Credit	0	287	287	236,698	236,985	0
Real Estate	0	0	0	123,029	123,029	0

Total	$0	$5,075	$5,075	$2,320,069	$2,325,144	$0

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

The Company was providing capital on a transitional basis to the Arlington Fund, prior to the completion of its term debt securitization on June 26, 2014. During the transitional hold period, the expected loss on Arlington Fund was zero and no allowance was recorded.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$34,536	$1,506	$3,557	$39,599
Provision for credit losses—general	(1,268)	173	(109)	(1,204)
Provision for credit losses—specific	13,670	0	186	13,856
Loans charged off, net of recoveries	(13,152)	0	0	(13,152)

Balance, end of period	$33,786	$1,679	$3,634	$39,099

Balance, end of period—specific	$16,515	$200	$3,328	$20,043

Balance, end of period—general	$17,271	$1,479	$306	$19,056

Average balance of impaired loans	$177,342	$519	$57,975	$235,836
Interest recognized from impaired loans	$3,766	$0	$535	$4,301
Loans and leases
Loans individually evaluated with specific allowance	$98,687	$247	$30,768	$129,702
Loans individually evaluated with no specific allowance	73,504	0	26,745	100,249
Loans and leases collectively evaluated without specific allowance	1,530,293	278,350	52,268	1,860,911

Total loans and leases	$1,702,484	$278,597	$109,781	$2,090,862

	Six Months Ended June 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$36,803	$1,398	$3,653	$41,854
Provision for credit losses—general	295	281	(70)	506
Provision for credit losses—specific	17,902	0	51	17,953
Loans charged off, net of recoveries	(21,214)	0	0	(21,214)

Balance, end of period	$33,786	$1,679	$3,634	$39,099

Average balance of impaired loans	$179,066	$501	$58,089	$237,656
Interest recognized from impaired loans	$6,043	$0	$1,050	$7,093

	Three Months Ended June 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$36,141	$724	$8,634	$45,499
Provision for credit losses—general	(1,843)	81	(358)	(2,120)
Provision for credit losses—specific	6,350	2,402	(2,302)	6,450
Loans charged off, net of recoveries	(8,482)	(2,402)	14	(10,870)

Balance, end of period	$32,166	$805	$5,988	$38,959

Balance, end of period—specific	$15,631	$0	$5,116	$20,747

Balance, end of period—general	$16,535	$805	$872	$18,212

Average balance of impaired loans	$225,406	$6,336	$76,478	$308,220
Interest recognized from impaired loans	$6,339	$0	$1,460	$7,799
Loans and leases
Loans individually evaluated with specific allowance	$101,774	$0	$51,714	$153,488
Loans individually evaluated with no specific allowance	115,330	2,036	25,368	142,734
Loans acquired with deteriorating credit quality	0	1	0	1
Loans and leases collectively evaluated without specific allowance	1,342,599	199,047	44,900	1,586,546

Total loans and leases	$1,559,703	$201,084	$121,982	$1,882,769

		Six Months Ended June 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$39,971	$707	$9,286	$49,964
Provision for credit losses—general	(1,918)	98	0	(1,820)
Provision for credit losses—specific	7,749	2,402	(3,283)	6,868
Loans charged off, net of recoveries	(13,636)	(2,402)	(15)	(16,053)

Balance, end of period	$32,166	$805	$5,988	$38,959

Average balance of impaired loans	$221,152	$6,563	$76,785	$304,500
Interest recognized from impaired loans	$6,339	$80	$1,460	$7,879

Included in the allowance for credit losses at June 30, 2014 and December 31, 2013 is an allowance for unfunded commitments of $0.5 million at each period end, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the six months ended June 30, 2014, the Company recorded a total provision for credit losses of $18.5 million. The Company decreased its allowance for credit losses to $39.1 million as of June 30, 2014 from $41.9 million at December 31, 2013. The Company had $21.2 million of net charge-offs of impaired loans with a specific allowance, increased its general allowance for credit losses by 11 basis points during the six months ended June 30, 2014, and recorded new specific provisions for credit losses of $18.0 million. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 11% as of June 30, 2014 and 12% as of December 31, 2013. The decrease is primarily due to charge offs of impaired loans, improving credit migration, and the better credit quality of the acquired NCOF portfolio purchased during December 2013.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of June 30, 2014 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
Collections on loans pledged to credit facilities	$20,113	$62,231
Principal and interest collections on loans held in trust and prefunding amounts	145,946	107,402
Customer escrow accounts	90	237

Total	$166,149	$169,870

As of June 30, 2014, the Company had the ability to use $40.2 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
Investments in debt securities—gross	$19,298	$25,298
Unamortized discount	(3,801)	(4,095)

Investments in debt securities—amortized cost	$15,497	$21,203

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2014 and December 31, 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2014:
Collateralized loan obligations	$15,497	$1,048	$0	$16,545

	$15,497	$1,048	$0	$16,545

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2013:
Collateralized loan obligations	$21,203	$1,270	$(275)	$22,198

	$21,203	$1,270	$(275)	$22,198

During the six months ended June 30, 2014, $6.0 million of investments in debt securities paid off at par.

The Company did not sell any debt securities during the six months ended June 30, 2014 and 2013.

The Company did not record any net Other-Than-Temporary Impairment charges during the six months ended June 30, 2014 and 2013.

The Company did not hold any investment positions which were carried at an unrealized loss as of June 30, 2014. The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2013:

	December 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	2	2
Fair value	$0	$8,370	$8,370
Amortized cost	0	8,645	8,645

Unrealized loss	$0	$275	$275

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2013 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2014 and December 31, 2013 (maturities of asset-backed securities have been allocated based upon estimated maturities, assuming no change in the current interest rate environment):

	June 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	15,497	16,545	21,203	22,198

Total	$15,497	$16,545	$21,203	$22,198

Note 6. Borrowings

Credit Facilities

As of June 30, 2014 the Company had four credit facilities through certain of its wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $100 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans. Prior to the completion of its term debt securitization on June 26, 2014, the Arlington Fund had one credit facility, which consisted of a $147 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2014, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make-whole payments in the event that certain of its existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $275 million credit facility with Wells Fargo to fund leveraged finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $0 and unamortized deferred financing fees of $2.9 million as of June 30, 2014. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

The Company has a $125 million credit facility with DZ Bank that had an outstanding balance of $70.1 million and unamortized deferred financing fees of $0.5 million as of June 30, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.

The Company has a $100 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $63.2 million and unamortized deferred financing fees of $0.5 million as of June 30, 2014. On April 1, 2014, the Company entered into an amendment which increased the commitment amount under this credit facility to $100.0 million from $75.0 million. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2015 with no amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $15.7 million and unamortized deferred financing fees of $0.8 million as of June 30, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147 million of Class A Notes and $28 million of Class B Notes to partially fund eligible leveraged loans. Wells Fargo funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. On June 26, 2014, the Class A Notes and the Class B notes were redeemed in connection with the completion of the Arlington Program term debt securitization.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. On March 6, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., the Company requested and received an increase of $28.5 million to the Initial Funding under this credit facility. On May 15, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., the Company requested and received a new $10.0 million term loan (the “Term C Loan”). The credit facility, as amended, consists of a $238.5 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings, of $5.0 million (the “Delay Draw Term A”), $25.0 million (the “Delay Draw Term B”) and the $10.0 million Term C Loan. The Existing Funding, the Initial Funding, the Delay Draw Term A, and the Term C Loan mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%. The Term C Loan accrues interest at LIBOR plus 4.25% with an interest rate floor of 1.00%.

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

The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of June 30, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.7 million.

Subordinated debt – Fund membership interest

Prior to the completion of the Arlington Program’s term debt securitization on June 26, 2014, the Company had purchased membership interests totaling $5.0 million in the Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. The Company was the primary beneficiary of the Arlington Fund, and as a result of consolidating the Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in the Company’s consolidated statement of financial position. The Company applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, the Company eliminated the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position. A portion of the proceeds from the Arlington Program’s term debt securitization were used to redeem the membership interests in the Arlington Fund. As a result the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014 and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

Term Debt Securitizations

In June 2006 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At June 30, 2014, the $105.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $148.8 million. At June 30, 2014, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company purchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company purchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company purchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company purchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively.

During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2006 CLO Trust. During the first quarter of 2014, Moody’s upgraded its ratings on the Class B notes, the Class C notes, Class D notes and the Class E notes and affirmed its ratings on the Class A-1 notes and the Class A-2 notes of the 2006 CLO Trust. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all of the notes of the 2006 CLO Trust.

The Company receives a collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2006 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2006 CLO Trust
Class A-1	$320,000	$38,653	Libor+0.27%	March 30, 2022	AAA/Aaa/AAA
Class A-2	40,000	5,173	Libor+0.28%	March 30, 2022	AAA/Aaa/AAA
Class B	22,500	22,500	Libor+0.38%	March 30, 2022	AAA/Aaa/AA
Class C	35,000	28,000	Libor+0.68%	March 30, 2022	AA/Aa2/A
Class D	25,000	6,250	Libor+1.35%	March 30, 2022	A/A3/BBB
Class E	13,750	4,500	Libor+1.75%	March 30, 2022	BBB/Baa3/BB

	$456,250	$105,076

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the ratings of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, the Class E notes to the ratings shown above and affirmed its ratings on the Class A-1 notes and the Class A-2 notes. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2014, the $371.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $425.0 million. At June 30, 2014, deferred financing fees were $0.9 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust. During the second quarter of 2014, Moody’s affirmed the ratings of the Class B notes, the Class C notes, and the Class D notes of the 2007-1 CLO Trust.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$203,634	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	64,058	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+

	$546,000	$370,985

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009 Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above. During the second quarter of 2014, Moody’s affirmed the above ratings of the Class B notes, the Class C notes, and the Class D notes (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2014, deferred financing fees were $2.6 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2012-2 CLO is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2014, the $303.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $365.0 million. At June 30, 2014, deferred financing fees were $5.0 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2013-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2013-1 CLO may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor +1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	0	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor +3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor +4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	September 20, 2023	BBB-/N/A

	$338,600	$303,600

(1)	Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2014, deferred financing fees were $3.4 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2014-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2014-1 CLO may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Interest rate	Original maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3

	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

In August 2005 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and sold and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. Simultaneously with the initial sale and contribution, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which the Company retained 100%. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2013, the Company purchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, the Company purchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, the Company purchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, the Company purchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, the Company purchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, the Company purchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, the Company purchased $5.0 million of the 2005 CLO Trust’s Class E notes. On October 25, 2013, the Company called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, the Company received a principal distribution of $9.2 million.

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	($ in thousands)
Outstanding at end of period	$57,515	$67,954
Maximum outstanding at any month end	57,891	67,954
Average balance for the period	58,502	35,280
Weighted average rate at end of period	5.15%	5.17%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.15% as of June 30, 2014. As of June 30, 2014, unamortized deferred financing fees were $1.1 million and the outstanding balance was $57.5 million. During 2014, the Company made principal payments totaling $10.4 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2014 and December 31, 2013, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2014		December 31, 2013
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	48,279	145,000	48,659

Preferred Stock

Since the completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock has included 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On May 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on April 30, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2014, the Company had repurchased 1,138,057 shares of its common stock under the program at a weighted average price per share of $13.03.

On November 19, 2012, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program expired on December 31, 2013. Upon completion of the stock repurchase program, the Company had repurchased 17,665 shares of its common stock at a weighted average price per share of $12.22.

Restricted Stock

During the six months ended June 30, 2014, the Company issued 85,866 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 43,648 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the six months ended June 30, 2014 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2013	366,134	$4,341
Granted	129,514	1,840
Vested	(170,170)	(1,956)
Forfeited	(10,320)	(140)

Non-vested as of June 30, 2014	315,158	$4,085

The Company’s compensation expense related to restricted stock was $0.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2014 and $1.2 million and $2.7 million, respectively, for the three and six months ended June 30, 2013. The unrecognized compensation cost of $2.3 million at June 30, 2014 is expected to be recognized over the next three years.

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

Stock option activity for the six months ended June 30, 2014 was as follows:

Options
Outstanding as of January 1, 2014	5,544,385
Granted	0
Exercised	(671,672)
Forfeited	0

Outstanding as of June 30, 2014	4,872,713

Vested as of June 30, 2014	4,872,713

Exercisable as of June 30, 2014	4,872,713

As of June 30, 2014 and December 31, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. The Company’s compensation expense related to its stock options was $0.02 million and $0.1 million, respectively, for the three and six months ended June 30, 2013.

Note 9. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Numerator:
Net income (loss)	$(1,855)	$5,644	$4,348	$11,798
Denominator:
Denominator for basic income per common share	48,882	47,966	48,807	47,663

Denominator:
Denominator for diluted income per common share	48,882	47,966	48,807	47,663
Potentially dilutive securities - options	0	3,366	3,465	3,479
Potentially dilutive securities - restricted stock	0	1,077	0	1,536
Potentially dilutive securities - warrants	0	191	221	253

Total weighted average diluted shares	48,882	52,600	52,493	52,931

Weighted average stock options of 3,113,904 and weighted average warrants to purchase common stock of 118,243 were not included in the computation of diluted earnings per share for the three months ended June 30, 2014 due to the fact that the results would be anti-dilutive.

Note 10. Consolidated Variable Interest Entity

In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For the three and six months ended June 30, 2014, the management fee was $0.2 million and $0.5 million, respectively, which was eliminated in consolidation.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For the three and six months ended June 30, 2014 interest expense on the Class B Notes totaled $0.4 million and $0.7 million, respectively. For the six months ended June 30, 2014 and for the year ended December 31, 2013 the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.

From inception, the Company was deemed to be the primary beneficiary of Arlington Fund and, therefore, consolidated the financial results of Arlington Fund with the Company’s results of operations and statements of financial position since April 2013.

On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the Arlington Fund’s loans as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. As a result the amortization of $1.1 million of deferred financing fees was accelerated and recognized during the three months ended June 30, 2014. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company did not recognize a gain or a loss on the redemption of its membership interests in the Arlington Fund. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. As a result, the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014. The Company determined that it is not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

Although the Company consolidated all of the assets and liabilities of Arlington Fund, during the period from April 4, 2013 through June 26, 2014, its maximum exposure to loss was limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items defined the Company’s economic relationship with Arlington Fund but were eliminated upon consolidation. The Company managed the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to have liquidated, the assets of Arlington Fund would not have been available to the Company’s general creditors. Conversely, the investors in the debt of Arlington Fund had no recourse to the Company’s general assets. Therefore, the Company did not consider this debt its obligation.

During the period from April 4, 2013 through June 26, 2014 when the Company consolidated the Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in the Company’s consolidated statement of financial position. The Company applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, the Company eliminated the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position.

The following tables present the unconsolidated, stand alone balance sheet of Arlington Fund as of December 31, 2013.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their fluctuating nature, the Company cannot know with certainty the aggregate amounts that will be required to fund its unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds the Company’s available funds and will likely continue to exceed its available funds in the future.

At June 30, 2014, the Company had $297.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $266.3 million and unfunded commitments related to delayed draw term loans were $24.3 million. $7.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $266.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2014, the Company categorized $187.4 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2014, the Company had $78.9 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2014, revolver usage averaged approximately 44%, which is in line with the average of 43% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended June 30, 2014, revolving commitments increased $29.0 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended June 30, 2014, delayed draw credit facility commitments decreased $17.2 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0.02 million at June 30, 2014 and $0 at December 31, 2013.

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
Unused lines of credit	$297,622	$326,231
Standby letters of credit	7,694	6,880

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$16,545	$16,545

Total assets recorded at fair value on a recurring basis	$0	$0	$16,545	$16,545

Nonrecurring Basis:
Loans, net	$0	$0	$27,534	$27,534

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$27,534	$27,534

At June 30, 2014, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At June 30, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the six months ended June 30, 2014, the Company recorded $0.1 million of specific allowance for credit losses related to “Loans, net” measured at fair value at June 30, 2014.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at June 30, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$16,545	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,534	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Total:	$44,079

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and six months ended June 30, 2014 and 2013 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three or six months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2014	$22,544
Total gains or losses (realized/unrealized)
Included in earnings	238
Included in other comprehensive income	(237)
Purchases	0
Issuances	0
Settlements	(6,000)

Balance as of June 30, 2014	$16,545

For the three months ended June 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2013	$21,546
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	(503)
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2013	$21,099

For the six months ended June 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	294
Included in other comprehensive income	53
Purchases	0
Issuances	0
Settlements	(6,000)

Balance as of June 30, 2014	$16,545

For the six months ended June 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	113
Included in other comprehensive income	(141)
Purchases	0
Issuances	0
Settlements	0

Balance as of June 30, 2013	$21,099

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$53,321	$53,321	$43,401	$43,401
Restricted cash	166,149	166,149	169,870	169,870
Loans held-for-sale	44,314	44,314	14,831	14,831
Loans and leases, net	2,034,940	2,064,096	2,266,677	2,301,053
Investments in debt securities available-for-sale	16,545	16,545	22,198	22,198
Other assets	17,594	17,594	7,955	7,955
Financial liabilities:
Credit facilities	$149,025	$149,025	$452,502	$452,502
Term debt	1,570,961	1,528,749	1,442,374	1,402,900
Repurchase agreements	57,515	56,634	67,954	66,911

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2014 and December 31, 2013. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
June 30, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,007,406	$2,036,561	$0	$0	$2,036,561
Financial liabilities:
Term debt	1,570,961	1,528,749	0	1,528,749	0
Repurchase agreements	57,515	56,634	0	56,634	0

			Fair Value Measurements
December 31, 2013	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$0	$0	$2,274,382
Financial liabilities:
Term debt	1,442,374	1,402,900	0	1,402,900	0
Repurchase agreements	67,954	66,911	0	66,911	0

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

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and six months ended June 30, 2013, the Fund’s asset management fees were $0.7 million and $1.5 million, respectively. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For the three and six months ended June 30, 2014, the Fund paid the Company $0.03 million and $0.06 million, respectively.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. At June 30, 2014, the loan balance outstanding and amount of committed funds were $14.1 million and $15.0 million, respectively.

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

Market conditions in most segments of the loan market that we target held steady in the second quarter compared to the prior quarter. Overall middle market loan demand in the second quarter increased as compared to the first quarter with volume of $51 billion, but was a slight decrease relative to the same period last year. The markets remained highly competitive and liquid as the supply of new capital continued to outpace demand for new financing for growth or acquisitions. The volume represented by new middle market transactions increased in the second quarter to $23 billion, although new transactions decreased as a percentage of volume as refinancing activity increased slightly to 56% compared to 52% in the prior quarter, according to Thomson Reuters.

We believe the pricing environment in the broader loan market weakened throughout 2013 due primarily to modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and new fund formation as lenders competed for a limited universe of deals. These conditions also led to increasing pressure on deal structures reflected by higher leverage levels and weaker lender protections. These conditions also persisted into the first and second quarters of 2014. Despite that trend, however, we believe that conditions in the middle market have remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the second half of 2013 and into the first and second quarters of 2014. Loan yields in the large corporate market, have rebounded in the second quarter to 5.0% from 4.5% in the first quarter, while new middle market loan yields have held steady at 5.75%. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be challenging for large corporate lenders and that the middle market will continue to compare favorably.

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

Despite headwinds at the end of the year, new CLO issuance exceeded $87 billion in 2013, up from $55 billion in 2012 and 2011’s total of $12 billion. New CLO issuance through June of this year was over $60 billion, up 30% from the same period in 2013. After trending down through the first half of 2013, CLO credit spreads widened through the second half, however, reflecting the impact of a steepening yield curve and regulatory concerns, including FDIC surcharge for deposit insurance and future risk retention rules in addition to the Volcker Rule. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs as demonstrated by the $348 million CLO transaction we completed in April 2014 and the $409 million CLO transaction we completed in June. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved, as shown by our ability to increase our asset-based lending warehouse line by $25 million in April 2014 and our existing corporate debt facility by $28.5 million in the first quarter.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the second quarter as we originated $326 million of new loans at yields that were generally below our historical averages for comparably rated loans. After declining through the first half of 2013 in a muted M&A volume environment, yields have largely stabilized. Although pricing remained thin and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

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

Recent Developments

Liquidity

On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. As a result, the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014 and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

On May 5, 2014, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on April 30, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NewStar’s basic and diluted loss per share for the three months ended June 30, 2014 was $0.04 on a net loss of $1.9 million, and basic and diluted income per share of $0.09 and $0.08, respectively, for the six months ended June 30, 2014, on net income of $4.3 million, compared to basic and diluted income per share for the three months ended June 30, 2013 of $0.12 and $0.11, respectively, on net income of $5.6 million, and $0.25 and $0.22, respectively, for the six months ended June 30, 2013, on net income of $11.8 million. Our managed loan portfolio was $2.4 billion at June 30, 2014 compared to $2.5 billion at December 31, 2013. As of June 30, 2014, loans owned by the Arlington Program and the NCOF were $239.4 million and $48.3 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.14% and 6.15% for the three and six months ended June 30, 2014 and 7.33% and 6.98% for the three and six months ended June 30, 2013. The decrease in loan portfolio yield was primarily driven by a decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to June 30, 2013, and the average yield on loans which were repaid subsequent to June 30, 2013 was higher than the average yield on loans in our total loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.04% and 3.26% for the three and six months ended June 30, 2014 and 4.68% and 4.44% for the three and six months ended June 30, 2013. The primary factors impacting net interest margin for 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. Excluding the $1.1 million of accelerated amortization of deferred financing fees, the net interest margin for the three and six months ended June 30, 2014 would have been 3.22% and 3.35%, respectively. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 55.57% and 48.21% for the three and six months ended June 30, 2014 and 47.77% and 50.57% for the three and six months ended June 30, 2013. The increase in our efficiency ratio for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to a decrease in net interest income, partially offset by a decrease in operating expenses. The decrease in net interest income was primarily due to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility. The decrease in our efficiency ratio for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to consolidating the results of the Arlington Fund for approximately six months during 2014 as compared to approximately three months during 2013 as well as the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.87% at June 30, 2014 and 1.80% as of December 31, 2013. The allowance for credit losses ratio excluding the loans owned by the Arlington Fund was 1.94% as of December 31, 2013. The increase in the allowance for credit losses ratio is primarily due to the deconsolidation of the assets of the Arlington Fund on June 26, 2014, which did not carry a related allowance. During the three and six months ended June 30, 2014, we recorded $13.9 million and $18.0 million of net specific provision for credit losses on impaired loans and had net charge offs totaling $13.2 million and $21.2 million. At June 30, 2014, the specific allowance for credit losses was $20.0 million, and the general allowance for credit losses was $19.1 million. At December 31, 2013, the specific allowance for credit losses was $23.3 million, and the general allowance for credit losses was $18.6 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.06% as of June 30, 2014 as compared to 0.22% as of December 31, 2013. The increase in the delinquent loan rate is primarily due to two previously identified impaired loans being classified as delinquent during the six months ended June 30, 2014, and the deconsolidation of the outstanding gross loans of the Arlington Fund on June 26, 2014. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of June 30, 2014 or December 31, 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.70% as of June 30, 2014 and 3.04% as of December 31, 2013. The non-accrual rate excluding the loans owned by the Arlington Fund was 3.28% as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the aggregate outstanding balance of non-accrual loans was $77.5 million and $70.7 million, respectively and total outstanding loans and leases held for investment was $2.1 billion and $2.3 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 4.29% as of June 30, 2014 and 3.60% as of December 31, 2013. The non-performing asset rate excluding the loans owned by the Arlington Fund was 3.89% as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the sum of the aggregate outstanding balance of non-performing assets was $90.4 million and $84.2 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 2.52% and 2.05% for the three and six months ended June 30, 2014, respectively, and 2.32% and 1.72% for the three and six months ended June 30, 2013. Net charge offs were $13.2 million and $21.2 million for the three and six months ended June 30, 2014, respectively, as compared to $10.9 million and $16.1 million for the three and six months ended June 30, 2013, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 2.25% and 1.83% for the three and six months ended June 30, 2014, respectively, and 2.25% and 1.72% for the three and six months ended June 30, 2013, respectively. Net charge offs were $13.2 million and $21.2 million for the three and six months ended June 30, 2014, respectively, as compared to $10.9 million and $16.1 million for the three and six months ended June 30, 2013, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.34% for the six months ended June 30, 2014 and 1.04% and 1.11% for the three and six months ended June 30, 2013, respectively. Return on average assets was not meaningful for the three months ended June 30, 2014 as we had a net loss.

Return on average equity

Return on average equity, which is net income divided by average equity, was 1.41% for the six months ended June 30, 2014 and 3.74% and 3.95% for the three and six months ended June 30, 2013, respectively. Return on average equity was not meaningful for the three months ended June 30, 2014 as we had a net loss.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Net interest income:
Interest income	$33,536	$34,891	$66,663	$65,031
Interest expense	13,868	9,908	26,369	19,095

Net interest income	19,668	24,983	40,294	45,936
Provision for credit losses	12,652	4,330	18,459	5,048

Net interest income after provision for credit losses	7,016	20,653	21,835	40,888

Non-interest income:
Fee income	462	1,183	1,232	1,541
Asset management income	30	652	55	1,379
Loss on derivatives	(13)	(45)	(17)	(86)
Gain (loss) on sale of loans	—	45	(166)	72
Other income (loss)	1,017	(374)	7,110	1,658

Total non-interest income	1,496	1,461	8,214	4,564

Operating expenses:
Compensation and benefits	7,803	8,735	15,562	17,615
General and administrative expenses	3,852	4,034	8,221	8,065

Total operating expenses	11,655	12,769	23,783	25,680

Operating income (loss) before income taxes	(3,143)	9,345	6,266	19,772
Results of Consolidated Variable Interest Entity
Interest income	2,615	900	5,268	900
Interest expense – credit facilities	1,987	334	2,865	334
Interest expense – Fund membership interest	697	349	1,292	349
Other income	221	16	229	16
Operating expenses	189	4	249	4

Net results from Consolidated Variable Interest Entity	(37)	229	1,091	229
Income (loss) before income taxes	(3,180)	9,574	7,357	20,001
Income tax expense (benefit)	(1,325)	3,930	3,009	8,203

Net income (loss)	$(1,855)	$5,644	$4,348	$11,798

Comparison of the Three Months Ended June 30, 2014 and 2013

Interest income. Interest income increased $0.4 million, to $36.2 million for the three months ended June 30, 2014 from $35.8 million for the three months ended June 30, 2013. The increase was primarily due to an increase in average balance of our interest earning assets to $2.6 billion from $2.2 billion, partially offset by a decrease in the yield on average interest earning assets to 5.61% from 6.65% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to June 30, 2013.

Interest expense. Interest expense increased $6.0 million, to $16.6 million for the three months ended June 30, 2014 from $10.6 million for the three months ended June 30, 2013. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.0 billion from $1.5 billion, and an increase in the average cost of funds to 3.25% from 2.80%, primarily due to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility.

Net interest margin. Net interest margin decreased to 3.04% for the three months ended June 30, 2014 from 4.68% for the three months ended June 30, 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility, a decrease in our average yield on interest earning assets due to the recognition of deferred paid-in-kind interest on certain impaired loans during the three months ended June 30, 2013 and the acceleration of amortization deferred fees from loans that were paid off during the three months ended June 30, 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.36% from 3.85%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,583,346	$36,151	5.61%	$2,159,458	$35,791	6.65%
Total interest bearing liabilities	2,040,371	16,552	3.25	1,519,807	10,591	2.80

Net interest spread		$19,599	2.36%		$25,200	3.85%

Net interest margin			3.04%			4.68%

Provision for credit losses. The provision for credit losses increased to $12.7 million for the three months ended June 30, 2014 from $4.3 million for the three months ended June 30, 2013. The increase in the provision was primarily due to an increase of $7.4 million of net specific provisions, as well as a decrease of $0.9 million in release of general provisions recorded during the three months ended June 30, 2014 as compared to three months ended June 30, 2013. During the three months ended June 30, 2014, we recorded net specific provisions for impaired loans of $13.9 million compared to $6.5 million recorded during the three months ended June 30, 2013. The increase in the net specific component of the provision for credit losses was primarily due to further negative credit migration related to five previously identified impaired loans as well as two loans identified as impaired during the three months ended June 30, 2014. We believe of the $13.9 million specific provision, $9.2 million represents the final resolution of three impaired loans. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

For consolidated variable interest entities to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets. The Company provided capital on a transitional basis to the Arlington Fund. At December 31, 2013, the expected loss on Arlington Fund was zero and no allowance was recorded.

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during the three months ended June 30, 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

Impaired loans at June 30, 2014 were in Leveraged Finance, Real Estate, and Business Credit over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of June 30, 2014, we had impaired loans with an aggregate outstanding balance of $230.0 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as troubled debt restructurings. At June 30, 2014, the Company had a $20.0 million specific allowance for impaired loans with an aggregate outstanding balance of $129.7 million. As of June 30, 2014, we had one restructured impaired loan which had an outstanding balance greater than $20 million and one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $0.2 million, to $1.7 million for the three months ended June 30, 2014 from $1.5 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, non-interest income was primarily comprised of $0.6 million of income from other real estate owned properties, $0.4 million of unused fees, and $0.4 million of fee income. For the three months ended June 30, 2013, non-interest income was primarily comprised of $1.2 million of fee income, $0.7 million of asset management fees, $0.7 million of one-time proceeds during the three months ended June 30, 2013 from a revenue sharing agreement with one of our borrowers, $0.6 million of income from other real estate owned properties, and a $1.9 million loss on the value of equity interests in certain impaired borrowers.

As a result of certain of our troubled debt restructurings, we have received equity interests in several of our impaired borrowers. The equity interests in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’ results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations may directly impact the remaining net book value of these respective loans. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses decreased $1.0 million, to $11.8 million for the three months ended June 30, 2014 from $12.8 million for the three months ended June 30, 2013. Employee compensation and benefits decreased $0.9 million primarily due to a decrease in equity compensation expense resulting from the vesting of equity awards subsequent to June 30, 2013.

Results of Consolidated Variable Interest Entity. In April 2013, we announced that we had formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by NewStar. As the managing member of Arlington Fund, we retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for our services. From inception, the Company was deemed to be the primary beneficiary of Arlington Fund and, therefore, consolidated the financial results of Arlington Fund with the Company’s results of operations and statements of financial position since April 2013.

Upon completion of the Arlington Program’s term debt securitization on June 26, 2014, our membership interests in Arlington Fund were redeemed and new membership interests in the Arlington Program were issued to its equity investors. As a result of the repayment of our advances as the Class B lender under the warehouse facility and the redemption of our membership interests in the Arlington Fund, we have no ownership or financial interests in the Arlington Fund or its successors except to the extent that we receive management fees as collateral manager of the Arlington Program. As a result, we deconsolidated the Arlington Fund from our statements of financial position beginning on June 26, 2014 and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

Although we consolidated all of the assets and liabilities of Arlington Fund during the period from April 4, 2013 through June 26, 2014, our maximum exposure to loss was limited to our investments in membership interests in Arlington Fund, our Class B Note receivable, and the management fee receivable from Arlington Fund. These items defined our economic relationship with Arlington Fund but were eliminated upon consolidation. We managed the assets of Arlington Fund solely for the benefit of its lenders and investors. If we were to have liquidated, the assets of Arlington Fund would not have been available to our general creditors. Conversely, the investors in the debt of Arlington Fund had no recourse to our general assets. Therefore, we did not consider this debt our obligation.

Income taxes. For the three months ended June 30, 2014 and 2013, we provided for income taxes based on an effective tax rate of 42% and 41%, respectively.

As of June 30, 2014 and December 31, 2013, we had net deferred tax assets of $24.6 million and $30.2 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2014. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2014. As of June 30, 2014, our deferred tax asset was primarily comprised of $17.3 million related to our allowance for credit losses and $8.1 million related to equity compensation.

Comparison of the Six Months Ended June 30, 2014 and 2013

Interest income. Interest income increased $6.0 million, to $71.9 million for the six months ended June 30, 2014 from $65.9 million for the six months ended June 30, 2013. The increase was primarily due to consolidating interest income from Arlington Fund for approximately six months during 2014 as compared to approximately three months during 2013, and an increase in average balance of our interest earning assets to $2.6 billion from $2.1 billion, partially offset by a decrease in the yield on average interest earning assets to 5.66% from 6.34% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to June 30, 2013.

Interest expense. Interest expense increased $10.7 million, to $30.5 million for the six months ended June 30, 2014 from $19.8 million for the six months ended June 30, 2013. The increase is primarily due to consolidating interest expense from Arlington Fund for approximately six months during 2014 as compared to approximately three months during 2013, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, an increase in the average balance of our interest bearing liabilities to $2.1 billion from $1.5 billion, and an increase in the average cost of funds to 2.97% from 2.69%.

Net interest margin. Net interest margin decreased to 3.26% for the six months ended June 30, 2014 from 4.44% for the six months ended June 30, 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, a decrease in our average yield on interest earning assets due to the recognition of deferred paid-in-kind interest on certain impaired loans during the six months ended June 30, 2013 and the acceleration of amortization deferred fees from loans that were paid off during the six months ended June 30, 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.69% from 3.65%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,561,513	$71,931	5.66%	$2,097,311	$65,931	6.34%
Total interest bearing liabilities	2,070,424	30,526	2.97	1,485,308	19,778	2.69

Net interest spread		$41,405	2.69%		$46,153	3.65%

Net interest margin			3.26%			4.44%

Provision for credit losses. The provision for credit losses increased to $18.5 million for the six months ended June 30, 2014 from $5.0 million for the six months ended June 30, 2013. The increase in the provision was primarily due to an increase of $11.1 million of net specific provisions, as well as an increase of $2.3 million of general provisions recorded during the six months ended June 30, 2014 as compared to six months ended June 30, 2013. During the six months ended June 30, 2014, we recorded net specific provisions for impaired loans of $18.0 million compared to $6.9 million recorded during the six months ended June 30, 2013. The increase in the net specific component of the provision for credit losses was primarily due to further negative credit migration related to six previously identified impaired loans and two loans identified as impaired during the six months ended June 30, 2014. We believe of the $18.0 million specific provision, $9.2 million represents the final resolution of three impaired loans. During the six months ended June 30, 2014, we recorded general provisions of $0.5 million compared to a release of general provisions of $1.8 million recorded during the six months ended June 30, 2013. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

Non-interest income. Non-interest income increased $3.8 million, to $8.4 million for the six months ended June 30, 2014 from $4.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, non-interest income was primarily comprised of $6.5 million of gains recognized from the sale of equity interests in certain impaired borrowers, $1.2 million of fee income, $1.2 million of income from other real estate owned properties, and $1.4 million of equity method of accounting losses. For the six months ended June 30, 2013, non-interest income was primarily comprised of $1.5 million of fee income, $1.4 million of asset management fees, $1.3 million of income from other real estate owned properties, $0.7 million of one-time proceeds from a revenue sharing agreement with one of our borrowers, and $1.0 million net loss on the value of equity interests in certain impaired borrowers.

As a result of certain of our troubled debt restructurings, we have received equity interests in several of our impaired borrowers. The equity interests in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. In situations where we are deemed to be under the equity method of accounting, we record our ownership share of the borrowers’

results of operations in non-interest income. Additionally, our corresponding share of our borrowers’ results of operations may directly impact the remaining net book value of these respective loans. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses decreased $1.7 million, to $24.0 million for the six months ended June 30, 2014 from $25.7 million for the six months ended June 30, 2013. Employee compensation and benefits decreased $2.1 million primarily due to a decrease in equity compensation expense resulting from the vesting of equity awards subsequent to June 30, 2013. General and administrative expenses increased $0.4 million.

Income taxes. For the six months ended June 30, 2014 and 2013, we provided for income taxes based on an effective tax rate of 41% for each period.

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

During the second quarter of 2014, the U.S. economy continued to show progress toward normalization as the quarter saw favorable trends in unemployment, manufacturing, consumer confidence, and new and existing home sales despite continued geopolitical uncertainty and the increasing likelihood of rising interest rates. The Fed has maintained it will act carefully to keep interest rates low until the economy is stronger. We expect the broader favorable trends in the U.S. to continue and monetary policy to remain conducive to growth in the near term. Despite tapering, we expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) are improving and remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of improving market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of June 30, 2014 and December 31, 2013, we had $53.3 million and $43.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $166.1 million and $167.9 million of restricted cash as of June 30, 2014 and December 31, 2013, respectively, and the Arlington Fund had $2.0 million of restricted cash as of December 31, 2013. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2014, we could use $40.2 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2014.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2014, we had impaired loans with an aggregate outstanding balance of $230.0 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $77.5 million were on non-accrual status. During the six months ended June 30, 2014, $21.2 million of loans were charged-off. Impaired loans of $22.2 million were greater than 60 days past due and classified as delinquent. During the six months ended June 30, 2014, we recorded $18.0 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $3.4 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of June 30, 2014 and December 31, 2013 was $38.6 million and $41.4 million, respectively, or 1.85% and 1.78% of loans and leases, gross, respectively. As of June 30, 2014, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.87%.

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

Activity in the allowance for loan losses for the six months ended June 30, 2014 and for the year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	($ in thousands)
Balance as of beginning of period	$41,403	$49,636
General provision for loan and lease losses	454	(1,544)
Specific provision for loan losses	17,953	11,159
Net charge offs	(21,214)	(17,848)

Balance as of end of period	38,596	41,403
Allowance for losses on unfunded loan commitments	503	451

Allowance for credit losses	$39,099	$41,854

During the six months ended June 30, 2014 we recorded a total provision for credit losses of $18.5 million. The Company increased its allowance for credit losses to 1.87% of gross loans at June 30, 2014 compared to 1.80% at December 31, 2013.

Borrowings and Liquidity

As of June 30, 2014 and December 31, 2013, we had outstanding borrowings totaling $1.8 billion and $2.0 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of June 30, 2014, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$575,000	$149,025	$425,975	2015 – 2019
Term debt (1)	1,605,961	1,570,961	35,000	2017 – 2023
Repurchase agreement	57,515	57,515	—	2017

Total	$2,238,476	$1,777,501	$460,975

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2014, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of June 30, 2014 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $100 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans. Prior to the completion of its term debt securitization, the Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.

We have a $275.0 million credit facility with Wells Fargo to fund leveraged finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $0 and unamortized deferred financing fees of $2.9 million as of June 30, 2014. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $70.1 million and unamortized deferred financing fees of $0.5 million as of June 30, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.

We have a $100.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $63.2 million and unamortized deferred financing fees of $0.5 million as of June 30, 2014. On April 1, 2014, we entered into an amendment which increased the commitment amount under this credit facility to $100.0 million from $75.0 million. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvesment until it matures on December 7, 2015 with no amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $15.7 million and unamortized deferred financing fees of $0.8 million as of June 30, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A Notes and $28.0 million of Class B Notes to partially fund eligible leveraged loans. Wells Fargo funded the Class A Notes as the initial Class A lender and we funded the Class B Notes as the initial Class B lender. On June 26, 2014, the Class A Notes and the Class B notes were redeemed in connection with the completion of the Arlington Program term debt securitization.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. On March 6, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., we requested and received an increase of $28.5 million to the Initial Funding under this credit facility. On May 15, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., we requested and received a new $10.0 million term loan (the “Term C Loan”). The credit facility, as amended, consists of a $238.5 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings, of $5.0 million (the “Delay Draw Term A”), $25.0 million (the “Delay Draw Term B”) and the $10.0 million Term C Loan. The Existing Funding, the Initial Funding, the Delay Draw Term A, and the Term C Loan mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%. The Term C Loan accrues interest at LIBOR plus 4.25% with an interest rate floor of 1.00%.

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

The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of June 30, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.7 million.

Subordinated debt – Fund membership interest

Prior to the completion of the Arlington Program’s term debt securitization on June 26, 2014, we had purchased membership interests totaling $5.0 million in the Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. The Company was the primary beneficiary of the Arlington Fund, and as a result of consolidating the Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in our consolidated statement of financial position. We applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, we eliminated the economic results of our related portion of the membership interests and the applied interest expense from our results of operations and statements of financial position. A portion of the proceeds from the Arlington Program’s term debt securitization were used to redeem the membership interests in the Arlington Fund. As a result, we deconsolidated the Arlington Fund from our statements of financial position beginning on June 26, 2014 and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

Term Debt Securitizations

In June 2006 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. At June 30, 2014, the $105.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $148.8 million. At June 30, 2014, deferred financing fees were $0. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we purchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we purchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we purchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we purchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively.

During 2009, Moody’s downgraded all of the notes of the 2006 CLO Trust. As a result of the downgrade, amortization of the 2006 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes of the 2006 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2006 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During 2011, Moody’s upgraded its ratings of all of the notes of the 2006 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2006 CLO Trust. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the rating of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes of the 2006 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2006 CLO Trust. During the first quarter of 2014, Moody’s upgraded its ratings on the Class B notes, the Class C notes, Class D notes and the Class E notes and affirmed its ratings on the Class A-1 notes and the Class A-2 notes of the 2006 CLO Trust. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all of the notes of the 2006 CLO Trust.

We receive a collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2006 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2006 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral.

The following table sets forth the selected information with respect to the 2006 CLO Trust:

	Notes and certificates originally issued	Outstanding balance June 30, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)%
2006 CLO Trust:
Class A-1	$320,000	$38,653	0.27%	AAA/Aaa/AAA
Class A-2	40,000	5,173	0.28	AAA/Aaa/AAA
Class B	22,500	22,500	0.38	AAA/Aaa/AA
Class C	35,000	28,000	0.68	AA/Aa2/A
Class D	25,000	6,250	1.35	A/A3/BBB
Class E	13,750	4,500	1.75	BBB/Baa3/BB

Total notes	456,250	105,076
Class F (trust certificates)	43,750	43,750	N/A	N/A

Total for 2006 CLO Trust	$500,000	$148,826

(1)	These ratings were initially given in June 2006, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings. During the first quarter of 2009, Moody’s downgraded the Class C notes, the Class D notes and the Class E notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B note. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, the Class D notes and the Class E notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the fourth quarter of 2012, Standard and Poor’s upgraded the Class D notes and the Class E notes and affirmed the ratings of the Class A-1 notes, the Class A-2 notes, the Class B notes and the Class C notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, the Class E notes to the ratings shown above and affirmed its ratings on the Class A-1 notes and the Class A-2 notes. Also during the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above (source: Bloomberg Finance L.P.).

In June 2007 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2014, the $371.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $425.0 million. At June 30, 2014, deferred financing fees were $0.9 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust. During the second quarter of 2014, Moody’s affirmed the ratings of the Class B notes, the Class C notes, and the Class D notes of the 2007-1 CLO Trust.

We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust could not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$203,634	0.24%	AAA/Aaa/AAA
Class A-2	100,000	64,058	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+

Total notes	546,000	370,985
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$424,985

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above. During the second quarter of 2014, Moody’s affirmed the above ratings of the Class B notes, the Class C notes, and the Class D notes (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2014, deferred financing fees were $2.6 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2012-2 CLO is in default under the terms of the indenture, the excess interest spread from the 2012-2 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, is not satisfied.

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor +1.90%	Aaa/AAA
Class B	26,000	26,000	Libor +3.25%	Aa2/N/A
Class C	35,200	35,200	Libor +4.25%	A2/N/A
Class D	11,400	11,400	Libor +6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E	16,300	16,300	N/A	Ba1/N/A
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2014, the $303.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $365.0 million. At June 30, 2014, deferred financing fees were $5.0 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2013-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2013-1 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Borrowing spread to LIBOR	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor +1.65%	AAA/Aaa
Class A-R	35,000	0	(1)	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	AA/N/A
Class C	36,000	36,000	Libor +3.80%	A/N/A
Class D	21,000	21,000	Libor +4.55%	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	BBB-/N/A

Total notes	338,600	303,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A

Total for 2013-1 CLO	$400,000	$365,000

(1)	Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2014, deferred financing fees were $3.4 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2014-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2014-1 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2014	Borrowing spread to LIBOR	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	Aaa
Class B-1	20,000	20,000	Libor+2.60%	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	Libor+3.60%	A2
Class D	23,500	23,500	Libor+4.75%	Baa3

Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A

Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

In August 2005 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Trust 2005-1 (the “2005 CLO Trust”) and sold and contributed $375 million in loans and investments (including unfunded commitments), or portions thereof, to the 2005 CLO Trust. Simultaneously with the initial sale and contribution, the 2005 CLO Trust issued $343.4 million of notes to institutional investors and issued $31.6 million of trust certificates of which we retained 100%. The 2005 CLO Trust permitted reinvestment of collateral principal repayments for a three-year period which ended in October 2008. During 2013, we purchased $5.0 million of the 2005 CLO Trust’s Class C notes and $2.4 million of the Class D notes. During 2012, we purchased $9.8 million of the 2005 CLO Trust’s Class D notes and $0.9 million of the Class E notes. During 2011, we purchased $3.9 million of the 2005 CLO Trust’s Class E notes. During 2010, we purchased $4.6 million of the 2005 CLO Trust’s Class D notes. During 2009, we purchased $1.4 million of the 2005 CLO Trust’s Class D notes and $1.2 million of the Class E notes. During 2008, we purchased $5.8 million of the 2005 CLO Trust’s Class E notes. During 2007, we purchased $5.0 million of the 2005 CLO Trust’s Class E notes. On October 25, 2013, we called the 2005 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.2 million.

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.15% as of June 30, 2014. As of June 30, 2014, unamortized deferred financing fees were $1.1 million and the outstanding balance was $57.5 million. During the six months ended June 30, 2014, we made principal payments totaling $10.4 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On May 5, 2014, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on April 30, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of June 30, 2014, we had repurchased 1,138,057 shares of its common stock under the program at a weighted average price per share of $13.03. We completed the program in July 2014 with the repurchase of an additional 381,558 shares of common stock at a weighted average price per share of $13.42.

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

At June 30, 2014, we had $297.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $266.3 million and unfunded commitments related to delayed draw term loans were $24.3 million. $7.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $266.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At June 30, 2014, we categorized $187.4 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At June 30, 2014, we had $78.9 million of unfunded unrestricted revolving commitments.

During the three months ended June 30, 2014, revolver usage averaged approximately 44%, which is line with the average of 43% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended June 30, 2014, revolving commitments increased $29.0 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended June 30, 2014, delayed draw credit facility commitments decreased $17.2 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2014 we had $7.7 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At June 30, 2014 and December 31, 2013, the fair value of the interest rate mitigation products was $0.02 million and $0, respectively.

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

As of June 30, 2014 and December 31, 2013, investments in debt securities available-for-sale totaled $16.5 million and $22.2 million, respectively. At June 30, 2014 and December 31, 2013, our net unrealized gain on those debt securities totaled $1.0 million at the end of each period. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of June 30, 2014, approximately 4% of the loans in our portfolio were at fixed rates and approximately 96% were at variable rates. Additionally, for the loans at variable rates, approximately 85% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2014. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$10,780
Increase of	100	(8,950)
Increase of	200	(5,950)
Increase of	300	(1,880)

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $2.0 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2014	—	$—	—	$20,000,000
May 1-31, 2014	222,921	12.20	221,522	17,298,975
June 1-30, 2014	916,535	13.24	916,535	5,166,197

Total: Three months ended June 30, 2014	1,139,456	13.03	1,138,057	5,166,197

(1)	The Company repurchased 1,138,057 shares during the period pursuant to the share repurchase program that we announced on May 7, 2014 (the “Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	Includes an aggregate of 1,399 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.
(3)	The Repurchase Program provides for the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated By laws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(a)

Joinder Agreement and First Amendment by and between NewStar Business Funding 2012-1, LLC, as Borrower, Wells Fargo Bank, National Association, and RBS Citizens Business Capital, dated as of April 1, 2014.

Filed herewith.

10(b)	Master Loan Sale Agreement by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2014-1 LLC, as Depositor, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(c)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(d)	Third Amendment and Joinder to Second Amended and Restated Note Agreement, dated as of May 15, 2014, by and among the Company, AP MA Funding LLC, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS	XBRL Instance Documents

101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

NEWSTAR FINANCIAL, INC.

Date: August 6, 2014	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(a)

Joinder Agreement and First Amendment by and between NewStar Business Funding 2012-1, LLC, as Borrower, Wells Fargo Bank, National Association, and RBS Citizens Business Capital, dated as of April 1, 2014.

Filed herewith.

10(b)	Master Loan Sale Agreement by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2014-1 LLC, as Depositor, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(c)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(d)	Third Amendment and Joinder to Second Amended and Restated Note Agreement, dated as of May 15, 2014, by and among the Company, AP MA Funding LLC, the holders from time to time party thereto, and Fortress Credit Corp.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014and 2013, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Documents

XBRL Taxonomy Extension Schema Document

XBRL Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document