Form 10-Q
period 2014-09-30
NewStar Financial, Inc.
filed 2014-11-05
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 47,701,177 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition, including estimated loan losses;

•	our expected results of operation;

•	the anticipated timing of the closings of the investment by the Franklin Square Funds;

•	our growth and market opportunities;

•	trends and conditions in the financial markets in which we operate;

•	our future funding needs and sources and availability of funding;

•	our involvement in capital-raising transactions;

•	our ability to meet draw requests under commitments to borrowers under certain conditions;

•	our competitors;

•	our provision for credit losses;

•	our future development of our products and markets;

•	our ability to compete; and

•	our stock price.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$111,611	$43,401
Restricted cash	131,805	167,920
Investments in debt securities, available-for-sale	21,023	22,198
Loans held-for-sale, net	46,863	14,831
Loans and leases, net	2,045,338	2,095,250
Deferred financing costs, net	21,207	21,386
Interest receivable	5,236	7,415
Property and equipment, net	698	833
Deferred income taxes, net	25,427	30,238
Income tax receivable	5,216	2,007
Other assets	32,530	24,983

Subtotal	2,446,954	2,430,462
Assets of Consolidated Variable Interest Entity:
Restricted cash	0	1,950
Loans, net	0	171,427
Deferred financing costs, net	0	997
Interest receivable	0	1,079
Other assets	0	946

Total assets of Consolidated Variable Interest Entity	0	176,399

Total assets	$2,446,954	$2,606,861

Liabilities:
Credit facilities	$284,348	$332,158
Term debt	1,464,153	1,412,374
Repurchase agreements	57,371	67,954
Accrued interest payable	7,426	6,333
Accounts payable	615	588
Other liabilities	24,947	19,623

Subtotal	1,838,860	1,839,030
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	0	120,344
Accrued interest payable—credit facilities	0	434
Subordinated debt—Fund membership interest	0	30,000
Accrued interest payable—Fund membership interest	0	843

Total liabilities of Consolidated Variable Interest Entity	0	151,621

Total liabilities	1,838,860	1,990,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	September 30, 2014	December 31, 2013
	(unaudited)
	($ in thousands, except share and par value amounts)
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	0	0
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2014 and 2013;
Shares outstanding 47,773,549 in 2014 and 48,658,606 in 2013	478	487
Additional paid-in capital	673,662	655,143
Retained earnings	13,237	2,624
Common stock held in treasury, at cost $0.01 par value; 6,354,039 in 2014 and 4,642,202 in 2013	(79,769)	(43,271)
Accumulated other comprehensive income, net	486	569

Total NewStar Financial, Inc. stockholders’ equity	608,094	615,552
Retained earnings of Consolidated Variable Interest Entity	0	658

Total stockholders’ equity	608,094	616,210

Total liabilities and stockholders’ equity	$2,446,954	$2,606,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$33,907	$30,370	$100,570	$95,401
Interest expense	14,304	11,703	40,673	30,798

Net interest income	19,603	18,667	59,897	64,603
Provision for credit losses	3,369	2,381	21,828	7,429

Net interest income after provision for credit losses	16,234	16,286	38,069	57,174
Non-interest income:
Fee income	740	1,050	1,972	2,591
Asset management income – related party	488	592	543	1,971
Loss on derivatives	(10)	(45)	(27)	(131)
Gain (loss) on sale of loans, net	(23)	0	(189)	72
Other income (loss), net	2,066	3,534	9,176	5,192

Total non-interest income	3,261	5,131	11,475	9,695
Operating expenses:
Compensation and benefits	7,721	7,405	23,283	25,020
General and administrative expenses	3,260	4,120	11,481	12,185

Total operating expenses	10,981	11,525	34,764	37,205

Operating income before income taxes	8,514	9,892	14,780	29,664
Results of Consolidated Variable Interest Entity:
Interest income	0	1,991	5,268	2,891
Interest expense – credit facilities	0	692	2,865	1,026
Interest expense – Fund membership interest	0	433	1,292	782
Other income	0	18	229	34
Operating expenses	0	10	249	14

Net results from Consolidated Variable Interest Entity	0	874	1,091	1,103
Income before income taxes	8,514	10,766	15,871	30,767
Income tax expense	3,494	4,329	6,503	12,532

Net income	$5,020	$6,437	$9,368	$18,235

Basic income per share	$0.10	$0.13	$0.19	$0.38
Diluted income per share	0.10	0.12	0.18	0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands, except per share amounts)
Net income	$5,020	$6,437	$9,368	$18,235
Other comprehensive income, net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(78), $359, $(54) and $298, respectively	(108)	519	(79)	439
Net unrealized derivative gains (losses), net of tax expense of $4, $16, $0 and $56, respectively	5	21	(4)	72

Other comprehensive income	(103)	540	(83)	511

Comprehensive income	$4,917	$6,977	$9,285	$18,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	0	0	8,726	0	0	642	9,368
Other comprehensive loss	0	0	0	0	(83)	0	(83)
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	0	0	0	(525)	0	0	(525)
Tax benefit from vesting of stock awards	0	134	0	0	0	0	134
Repurchase of common stock	(16)	5	0	(21,725)	0	0	(21,736)
Exercise of warrants	3	15,244	0	(14,248)	0	0	999
Exercise of common stock options	3	279	0	0	0	0	282
Tax benefit from exercise of common stock awards	0	1,062	0	0	0	0	1,062
Reclassification of VIE Dividend	0	0	0	0	0	587	587
Deconsolidation of VIE	0	0	1,887	0	0	(1,887)	0
Amortization of restricted common stock awards	0	1,796	0	0	0	0	1,796

Balance at September 30, 2014	$478	$673,662	$13,237	$(79,769)	$486	$0	$608,094

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2013
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, net	Retained Deficit of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2013	$493	$646,299	$(20,726)	$(31,243)	$(6)	$0	$594,817
Net income	0	0	17,577	0	0	658	18,235
Other comprehensive income	0	0	0	0	511	0	511
Issuance of restricted stock	1	(1)	0	0	0	0	0
Net shares reacquired from employee transactions	(8)	8	0	(11,117)	0	0	(11,117)
Tax benefit from vesting of restricted common stock awards	0	3,882	0	0	0	0	3,882
Repurchase of common stock	0	0	0	(216)	0		(216)
Exercise of common stock options	1	309	0	0	0	0	310
Amortization of restricted common stock awards	0	3,415	0	0	0	0	3,415
Amortization of stock option awards	0	91	0	0	0	0	91

Balance at September 30, 2013	$487	$654,003	$(3,149)	$(42,576)	$505	$658	$609,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net income	$9,368	$18,235
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	21,828	7,429
Depreciation and amortization and accretion	(9,062)	(9,219)
Amortization of debt issuance costs	4,796	4,877
Equity compensation expense	1,796	3,507
Loss (gain) on sale of loans	189	(72)
Gain on repurchase of debt	0	(442)
Loss (gain) from equity method investments	845	(988)
Net change in deferred income taxes	3,551	11,805
Loans held-for-sale originated	(169,104)	(26,752)
Proceeds from sale of loans held-for-sale	137,072	62,561
Net change in interest receivable	2,179	(949)
Net change in other assets	(10,354)	17,548
Net change in accrued interest payable	659	(148)
Net change in accounts payable and other liabilities	5,233	(33,039)
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	1,244	99
Depreciation and amortization and accretion	(315)	(126)
Net change in interest receivable	1,079	(898)
Net change in other assets	946	(4,290)
Net change in accrued interest payable	(172)	1,134
Net change in accounts payable	587	0

Net cash provided by operating activities	2,365	50,272

Cash flows from investing activities:
Net change in restricted cash	36,115	(65,632)
Net change in loans	37,681	(104,341)
Purchase of debt securities, available-for-sale	(5,000)	0
Proceeds from debt securities, available-for-sale	6,000	0
Acquisition of property and equipment	(59)	(86)
Consolidated Variable Interest Entity:
Net change in loans	171,427	(130,149)
Net change in restricted cash	1,950	(2,009)
VIE cash dividends	(671)	0

Net cash provided by (used in) investing activities	247,443	(302,217)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,896	309
Taxes paid from exercise of stock options	(1,614)	0
Proceeds from exercise of warrants	999	0
Tax benefit from exercise of stock options	1,062	0
Tax benefit from vesting of stock awards	134	3,882
Borrowings on credit facilities	1,026,523	739,143
Repayment of borrowings on credit facilities	(1,074,333)	(806,804)
Issuance of term debt	289,500	303,600
Borrowings on term debt	94,100	172,572
Repayment of borrowings on term debt	(331,821)	(194,794)
Repayment of borrowings on repurchase agreements	(10,583)	(3,107)
Payment of deferred financing costs	(4,617)	(7,762)
Purchase of treasury stock	(22,250)	(11,333)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	0	98,548
Repayment of borrowings on credit facilities	(120,344)	(5,500)
Borrowings on subordinated debt	0	25,061
Repayment of borrowings on subordinated debt	(30,000)	0
Payment of deferred financing costs	(250)	(1,110)

Net cash provided by (used in) financing activities	(181,598)	312,705

Net increase in cash during the period	68,210	60,760
Cash and cash equivalents at beginning of period	43,401	27,212

Cash and cash equivalents at end of period	$111,611	$87,972

Supplemental cash flows information:
Interest paid	$39,581	$31,620
Interest paid by VIE	4,763	0
VIE cash distribution	671	0
Taxes paid	3,664	943
Increase (decrease) in fair value of investments in debt securities	(133)	737

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

•

Real Estate, provides first mortgage debt which is sourced primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors; and

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

Prior Period Reclassifications

Certain prior period disclosure amounts have been reclassified to conform to current period presentation. Equipment Finance balances are no longer included with Business Credit and are presented separately in the footnote disclosures.

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

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies;

•	Real Estate, provides first mortgage debt which is sourced primarily to finance acquisitions of commercial real estate properties; and

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures.

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including credit funds managed by the Company) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At September 30, 2014 loans held-for-sale were $47.1 million and consisted of leveraged finance loans to 13 borrowers.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2014 and December 31, 2013, loans held-for-sale consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$47,107	$14,897

Gross loans held-for-sale	47,107	14,897
Deferred loan fees, net	(244)	(66)

Total loans held-for-sale, net	$46,863	$14,831

At September 30, 2014, loans held-for-sale include loans with an aggregate outstanding balance of $29.2 million that were intended to be sold to credit funds managed by the Company. As of October 31, 2014, the Company had not sold any of the loans intended to be sold to credit funds managed by the Company. The Company sold loans with an aggregate outstanding balance of $17.9 million for an aggregate loss of $0.2 million to entities other than the NewStar Credit Opportunities Fund, Ltd. (“NCOF”), the Arlington Fund, or the Arlington Program during the nine months ended September 30, 2014. The Company sold loans with an outstanding balance of $28.5 million for an aggregate gain of $0.1 million to entities other than the NCOF or the Arlington Fund during the nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, loans and leases consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$1,693,199	$1,965,130
Business Credit	225,650	182,633
Real Estate	109,283	123,029
Equipment Finance	75,726	54,352

Gross loans and leases	2,103,858	2,325,144
Deferred loan fees, net	(17,235)	(17,064)
Allowance for loan and lease losses	(41,285)	(41,403)

Total loans and leases, net	$2,045,338	$2,266,677

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

Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDRs. As of September 30, 2014, $141.1 million of the Company’s loans were classified as “Criticized”, including $129.7 million of the Company’s impaired loans, and $2.0 billion were classified as “Pass”. As of December 31, 2013, $190.6 million of the Company’s loans were classified as “Criticized”, including $177.5 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”.

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

As of September 30, 2014, the Company had impaired loans with an aggregate outstanding balance of $228.1 million. Impaired loans with an aggregate outstanding balance of $182.1 million have been restructured and classified as TDR. As of September 30, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $15.7 million. Impaired loans with an aggregate outstanding balance of $77.1 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and nine months ended September 30, 2014, the Company recovered $0.04 million and charged off $18.7 million, respectively of outstanding non-accrual loans. During the three and nine months ended September 30, 2014, the Company placed loans with an aggregate outstanding balance of $2.7 million and $28.2 million on non-accrual status. During the three months ended September 30, 2014, the Company returned loans with an outstanding balance of $1.9 million to performing status. During the three and nine months ended September 30, 2014, the Company recorded $1.8 million and $19.7 million, respectively, of net specific provisions for impaired loans. At September 30, 2014, the Company had a $21.8 million specific allowance for impaired loans with an aggregate outstanding balance of $137.5 million. At September 30, 2014, additional funding commitments for impaired loans totaled $16.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2014, $22.5 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $21.8 million specific allowance for impaired loans was $4.0 million related to delinquent loans.

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

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. The commercial real estate properties had an aggregate carrying value of $12.9 million and $13.5 million as of September 30, 2014 and as of December 31, 2013, respectively. Subsequent to September 30, 2014, the Company sold one of the commercial real estate properties for $9.5 million.

A summary of impaired loans is as follows:

	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
			($ in thousands)
September 30, 2014
Leveraged Finance	$171,350	$206,452	$106,402	$64,948
Business Credit	236	577	236	0
Real Estate	56,544	56,549	30,871	25,673
Equipment Finance	0	0	0	0

Total	$228,130	$263,578	$137,509	$90,621

December 31, 2013
Leveraged Finance	$208,626	$238,522	$124,560	$84,066
Business Credit	287	476	287	0
Real Estate	62,106	62,110	29,870	32,236
Equipment Finance	0	0	0	0

Total	$271,019	$301,108	$154,717	$116,302

During the three and nine months ended September 30, 2014, the Company recorded net partial charge-offs of $0.6 million and $21.2 million, respectively, and during the three and nine months ended September 30, 2013, the Company recorded net partial charge-offs of $0.9 million and $16.9 million, respectively. During the three and nine months ended September 30, 2013, the Company did not record any recoveries of previously charged off loans. The Company’s general policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Any partial charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, and reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
September 30, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,521,849	$17,594	$225,414	$1,057	$52,739	$257	$75,726	$552
Individually evaluated (2)	171,350	18,305	236	200	56,544	3,320	0	0

Total	$1,693,199	$35,899	$225,650	$1,257	$109,283	$3,577	$75,726	$552

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,756,504	$16,524	$182,346	$773	$60,923	$377	$54,352	$425
Individually evaluated (2)	208,626	19,828	287	200	62,106	3,276	0	0

Total	$1,965,130	$36,352	$182,633	$973	$123,029	$3,653	$54,352	$425

(1)	Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 and 5.0 based on the Company’s internally developed 12 point scale at each of September 30, 2014 and December 31, 2013, respectively.
(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	September 30, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$72,848	$63,553
Business Credit	236	287
Real Estate	4,049	6,865
Equipment Finance	0	0

Total	$77,133	$70,705

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification after a period of performance following the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments

Group II:

•	partial forgiveness

•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2014 and December 31, 2013 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2014	$182,063	$141,154
December 31, 2013	$240,319	$164,150

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the three and nine months ended September 30, 2014, the Company had partial charge-offs totaling $0 and $18.6 million, respectively related to loans previously classified as TDR. As of September 30, 2014, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

The Company measures TDRs similarly to how it measures all loans for impairment. The Company performs a discounted cash flow analysis on cash flow dependent loans and we assess the underlying collateral value less reasonable costs of sale for collateral dependent loans. Management analyzes the projected performance of the borrower to determine if it has the ability to service principal and interest based on the terms of the restructuring. If a charge-off is taken on a restructured loan, interest will typically move to a “cash basis” where it is taken into income only upon receipt or be placed on non-accrual. Loans will typically not be returned to accrual status until at least six months of contractual payments have been made in a timely manner. Additionally, at the time of a restructuring and quarterly thereafter, an impairment analysis is undertaken to determine the measurement of specific reserve, if any, on each impaired loan.

Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended September 30, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$0
Business Credit	0	0	0
Real Estate	0	0	0
Equipment Finance	0	0	0

Total	$0	$0	$0

For the Nine Months Ended September 30, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$0	$0	$10,589
Business Credit	0	0	0
Real Estate	0	0	0
Equipment Finance	0	0	0

Total	$0	$0	$10,589

For the Year Ended December 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$27,872
Business Credit	0	0	0
Real Estate	0	0	8,976
Equipment Finance	0	0	0

Total	$23,580	$23,580	$36,848

The following sets forth a breakdown of troubled debt restructurings at September 30, 2014 and December 31, 2013:

As of September 30, 2014	Accrual Status				For the nine months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$98,502	$57,888	$156,390	$17,256	$18,620
Business Credit	0	0	0	0	0
Real Estate	21,624	4,049	25,673	0	0
Equipment Finance	0	0	0	0	0

Total	$120,126	$61,937	$182,063	$17,256	$18,620

As of December 31, 2013	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$145,073	$63,010	$208,083	$19,713	$8,759
Business Credit	0	0	0	0	0
Real Estate	25,371	6,865	32,236	0	0
Equipment Finance	0	0	0	0	0

Total	$170,444	$69,875	$240,319	$19,713	$8,759

The Company classifies a loan as past due when it is over 60 days delinquent.

An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2014
Leveraged Finance	$0	$22,228	$22,228	$1,670,971	$1,693,199	$0
Business Credit	0	236	236	225,414	225,650	0
Real Estate	0	0	0	109,283	109,283	0
Equipment Finance	0	0	0	75,726	75,726	0

Total	$0	$22,464	$22,464	$2,081,394	$2,103,858	$0

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2013
Leveraged Finance	$0	$4,788	$4,788	$1,960,342	$1,965,130	$0
Business Credit	0	287	287	182,346	182,633	0
Real Estate	0	0	0	123,029	123,029	0
Equipment Finance	0	0	0	54,352	54,352	0

Total	$0	$5,075	$5,075	$2,320,069	$2,325,144	$0

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

On at least a quarterly basis, loans and leases are internally risk-rated based on individual credit criteria, including loan and lease type, loan and lease structures (including balloon and bullet structures common in the Company’s Leveraged Finance and Real Estate cash flow loans), borrower industry, payment capacity, location and quality of collateral if any (including the Company’s Real Estate loans). Borrowers provide the Company with financial information on either a monthly or quarterly basis. Ratings, corresponding assumed default rates and assumed loss severities are dynamically updated to reflect any changes in borrower condition and/or profile.

For Leveraged Finance loans and Equipment Finance loans and leases, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms in determining a loan loss in the event of default.

For Business Credit loans, the Company utilizes a proprietary model to risk rate the loans on a monthly basis. This model captures the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company has also evaluated historical net loss trends by risk rating from a comprehensive industry database covering more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve is adjusted to reflect the historical average for expected loss from the industry database.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses to cover the identified impairment on a loan.

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$33,786	$1,060	$3,634	$619	$39,099
Provision for credit losses—general	1,506	197	(50)	(67)	1,586
Provision for credit losses—specific	1,791	0	(8)	0	1,783
Loans charged off, net of recoveries	(558)	0	0	0	(558)

Balance, end of period	$36,525	$1,257	$3,576	$552	$41,910

Balance, end of period—specific	$18,305	$200	$3,320	$0	$21,825

Balance, end of period—general	$18,220	$1,057	$256	$552	$20,085

Average balance of impaired loans	$180,581	$572	$56,759	$0	$237,912
Interest recognized from impaired loans	$2,465	$0	$561	$0	$3,026
Loans and leases
Loans individually evaluated with specific allowance	$106,402	$236	$30,871	$0	$137,509
Loans individually evaluated with no specific allowance	64,948	0	25,673	0	90,621
Loans and leases collectively evaluated without specific allowance	1,521,849	225,414	52,739	75,726	1,875,728

Total loans and leases	$1,693,199	$225,650	$109,283	$75,726	$2,103,858

	Nine Months Ended September 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	1,801	284	(120)	127	2,092
Provision for credit losses—specific	19,693	0	43	0	19,736
Loans charged off, net of recoveries	(21,772)	0	0	0	(21,772)

Balance, end of period	$36,525	$1,257	$3,576	$552	$41,910

Average balance of impaired loans	$177,904	$525	$57,641	$0	$236,070
Interest recognized from impaired loans	$8,356	$0	$1,611	$0	$9,967

	Three Months Ended September 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$32,166	$623	$5,988	$182	$38,959
Provision for credit losses—general	137	130	(434)	102	(65)
Provision for credit losses—specific	3,849	0	(1,403)	0	2,446
Loans charged off, net of recoveries	(871)	(24)	0	0	(895)

Balance, end of period	$35,281	$729	$4,151	$284	$40,445

Balance, end of period—specific	$18,657	$0	$3,713	$0	$22,370

Balance, end of period—general	$16,624	$729	$438	$284	$18,075

Average balance of impaired loans	$235,596	$703	$71,380	$0	$307,679
Interest recognized from impaired loans	$4,510	$0	$688	$0	$5,198
Loans and leases
Loans individually evaluated with specific allowance	$117,830	$0	$29,575	$0	$147,405
Loans individually evaluated with no specific allowance	121,018	466	41,876	0	163,360
Loans and leases collectively evaluated without specific allowance	1,437,333	190,119	38,760	37,072	1,703,284

Total loans and leases	$1,676,181	$190,585	$110,211	$37,072	$2,014,049

	Nine Months Ended September 30, 2013
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$39,971	$529	$9,286	$178	$49,964
Provision for credit losses—general	(1,781)	224	(434)	106	(1,885)
Provision for credit losses—specific	11,598	2,402	(4,686)	0	9,314
Loans charged off, net of recoveries	(14,507)	(2,426)	(15)	0	(16,948)

Balance, end of period	$35,281	$729	$4,151	$284	$40,445

Average balance of impaired loans	$238,290	$2,794	$71,569	$0	$312,653
Interest recognized from impaired loans	$11,566	$80	$2,013	$0	$13,659

Included in the allowance for credit losses at September 30, 2014 and December 31, 2013 is an allowance for unfunded commitments of $0.6 million and $0.5 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the nine months ended September 30, 2014, the Company recorded a total provision for credit losses of $21.8 million. The Company maintained its allowance for credit losses at $41.9 million as of September 30, 2014 and December 31, 2013. The Company had $21.2 million of net charge-offs of impaired loans with a specific allowance, increased its general allowance for credit losses by 15 basis points during the nine months ended September 30, 2014, and recorded new specific provisions for credit losses of $19.7 million. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 11% as of September 30, 2014 and 12% as of December 31, 2013. The decrease is primarily due to charge offs of impaired loans, improving credit migration, and the better credit quality of the acquired NCOF portfolio purchased during December 2013.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2014 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
Collections on loans pledged to credit facilities	$39,318	$62,231
Principal and interest collections on loans held in trust and prefunding amounts	92,357	107,402
Customer escrow accounts	130	237

Total	$131,805	$169,870

As of September 30, 2014, the Company had the ability to use $40.5 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
Investments in debt securities—gross	$24,298	$25,298
Unamortized discount	(4,137)	(4,095)

Investments in debt securities—amortized cost	$20,161	$21,203

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2014 and December 31, 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2014:
Collateralized loan obligations	$20,161	$916	$(54)	$21,023

	$20,161	$916	$(54)	$21,023

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2013:
Collateralized loan obligations	$21,203	$1,270	$(275)	$22,198

	$21,203	$1,270	$(275)	$22,198

During the nine months ended September 30, 2014, the Company purchased $5.0 million of debt securities.

During the nine months ended September 30, 2014, $6.0 million of investments in debt securities paid off at par.

The Company did not sell any debt securities during the nine months ended September 30, 2014 and 2013.

The Company did not record any net Other-Than-Temporary Impairment charges during the nine months ended September 30, 2014 and 2013.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	3	0	3
Fair value	$10,349	$0	$10,349
Amortized cost	10,403	0	10,403

Unrealized loss	$54	$0	$54

	December 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	0	2	2
Fair value	$0	$8,370	$8,370
Amortized cost	0	8,645	8,645

Unrealized loss	$0	$275	$275

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2014 and December 31, 2013 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2013, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	20,161	21,023	21,203	22,198

Total	$20,161	$21,023	$21,203	$22,198

Note 6. Borrowings

Credit Facilities

As of September 30, 2014 the Company had four credit facilities through certain of its wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $100 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans. Prior to the completion of its term debt securitization on June 26, 2014, the Arlington Fund had one credit facility, which consisted of a $147 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2014, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make-whole payments in the event that certain of its existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $275 million credit facility with Wells Fargo to fund leveraged finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $105.8 million and unamortized deferred financing fees of $2.7 million as of September 30, 2014. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

The Company has a $125 million credit facility with DZ Bank that had an outstanding balance of $97.3 million and unamortized deferred financing fees of $0.4 million as of September 30, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.

The Company has a $100 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $65.6 million and unamortized deferred financing fees of $0.4 million as of September 30, 2014. On April 1, 2014, the Company entered into an amendment which increased the commitment amount under this credit facility to $100.0 million from $75.0 million. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2015 with no amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $15.6 million and unamortized deferred financing fees of $1.2 million as of September 30, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.

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

The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of September 30, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.4 million.

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

Term Debt Securitizations

In June 2007 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2014, the $344.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $398.6 million. At September 30, 2014, deferred financing fees were $0.7 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust. During the second quarter of 2014, Moody’s affirmed the ratings of the Class B notes, the Class C notes, and the Class D notes of the 2007-1 CLO Trust. During the third quarter of 2014, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$183,527	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	57,733	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+

	$546,000	$344,553

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009 Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above. During the second quarter of 2014, Moody’s affirmed the above ratings of the Class B notes, the Class C notes, and the Class D notes. During the third quarter of 2014, Fitch affirmed its ratings on all of the notes. (source: Bloomberg Finance L.P.).

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2014, deferred financing fees were $2.4 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A

	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2014, the $328.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $389.7 million. At September 30, 2014, deferred financing fees were $4.8 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	24,700	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A

	$338,600	$328,300

(1)	Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2014, deferred financing fees were $3.3 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Interest rate	Original maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3

	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

In June 2006 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. Simultaneously with the initial sale and contribution, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. The Company retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, the Company purchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, the Company purchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, the Company purchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, the Company purchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. On September 30, 2014, the Company called the 2006 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.7 million.

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

Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	($ in thousands)
Outstanding at end of period	$57,371	$67,954
Maximum outstanding at any month end	57,891	67,954
Average balance for the period	58,146	35,280
Weighted average rate at end of period	5.16%	5.17%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time

(including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of September 30, 2014. As of September 30, 2014, unamortized deferred financing fees were $1.0 million and the outstanding balance was $57.4 million. During 2014, the Company made principal payments totaling $10.6 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2014 and December 31, 2013, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2014		December 31, 2013
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	0	5,000	0
Common stock	145,000	47,774	145,000	48,659

Preferred Stock

Since the completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock has included 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of September 30, 2014, the Company had repurchased 155,654 shares of its common stock under this program at a weighted average price per share of $11.29.

On May 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed repurchase program during July 2014. Under this stock repurchase program, the Company repurchased 1,519,615 shares of its common stock at a weighted average price per share of $13.13 in the aggregate.

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

Restricted Stock

During the nine months ended September 30, 2014, the Company issued 91,360 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 43,648 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the nine months ended September 30, 2014 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2013	366,134	$4,341
Granted	135,008	1,915
Vested	(174,682)	(2,014)
Forfeited	(10,320)	(140)

Non-vested as of September 30, 2014	316,140	$4,102

The Company’s compensation expense related to restricted stock was $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2014 and $0.7 million and $3.4 million, respectively, for the three and nine months ended September 30, 2013. The unrecognized compensation cost of $1.8 million at September 30, 2014 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2014 was as follows:

Options
Outstanding as of January 1, 2014	5,544,385
Granted	0
Exercised	(698,946)
Forfeited	(5,000)

Outstanding as of September 30, 2014	4,840,439

Vested as of September 30, 2014	4,840,439

Exercisable as of September 30, 2014	4,840,439

As of September 30, 2014 and December 31, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. The Company’s compensation expense related to its stock options was $0 and $0.1 million, respectively, for the three and nine months ended September 30, 2013.

Note 9. Income Per Share

The computations of basic and diluted income per share for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Numerator:
Net income	$5,020	$6,437	$9,368	$18,235
Denominator:
Denominator for basic income per common share	47,900	48,613	48,501	47,984

Denominator:
Denominator for diluted income per common share	47,900	48,613	48,501	47,984
Potentially dilutive securities - options	2,903	3,713	3,278	3,575
Potentially dilutive securities - restricted stock	0	0	0	1,018
Potentially dilutive securities - warrants	0	392	118	304

Total weighted average diluted shares	50,803	52,718	51,897	52,881

Note 10. Consolidated Variable Interest Entity

In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For the six months ended June 30, 2014, the management fee was $0.5 million which was eliminated in consolidation.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For the months ended June 30, 2014 interest expense on the Class B Notes totaled $0.7 million. For the six months ended June 30, 2014 and for the year ended December 31, 2013 the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.

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

At September 30, 2014, the Company had $303.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $269.3 million and unfunded commitments related to delayed draw term loans were $27.4 million. $6.9 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $269.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2014, the Company categorized $185.2 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2014, the Company had $84.1 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2014, revolver usage averaged approximately 46%, which is in line with the average of 43% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2014, revolving commitments increased $31.1 million.

Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2014, delayed draw credit facility commitments increased $8.8 million.

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

These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0.04 million at September 30, 2014 and $0 at December 31, 2013.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
Unused lines of credit	$303,643	$326,231
Standby letters of credit	8,637	6,880

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$0	$0	$21,023	$21,023

Total assets recorded at fair value on a recurring basis	$0	$0	$21,023	$21,023

Nonrecurring Basis:
Loans, net	$0	$0	$27,639	$27,639

Total assets recorded at fair value on a nonrecurring basis	$0	$0	$27,639	$27,639

At September 30, 2014, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At September 30, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2014, the Company recorded $0.04 million of specific allowance for credit losses related to “Loans, net” measured at fair value at September 30, 2014.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$21,023	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,639	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%

Total:	$48,662

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2014 and 2013 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three or nine months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2014	$16,545
Total gains or losses (realized/unrealized)
Included in earnings	55
Included in other comprehensive income	(186)
Purchases	4,609
Issuances	0
Settlements	0

Balance as of September 30, 2014	$21,023

For the three months ended September 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2013	$21,099
Total gains or losses (realized/unrealized)
Included in earnings	55
Included in other comprehensive income	878
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2013	$22,032

For the nine months ended September 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	349
Included in other comprehensive income	(133)
Purchases	4,609
Issuances	0
Settlements	(6,000)

Balance as of September 30, 2014	$21,023

For the nine months ended September 30, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	168
Included in other comprehensive income	737
Purchases	0
Issuances	0
Settlements	0

Balance as of September 30, 2013	$22,032

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$111,611	$111,611	$43,401	$43,401
Restricted cash	131,805	131,805	169,870	169,870
Loans held-for-sale	46,863	46,863	14,831	14,831
Loans and leases, net	2,045,338	2,078,014	2,266,677	2,301,053
Investments in debt securities available-for-sale	21,023	21,023	22,198	22,198
Other assets	17,975	17,975	7,955	7,955
Financial liabilities:
Credit facilities	$284,348	$284,348	$452,502	$452,502
Term debt	1,464,153	1,437,031	1,442,374	1,402,900
Repurchase agreements	57,371	63,666	67,954	66,911

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2014 and December 31, 2013. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
September 30, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,017,699	$2,050,375	$0	$0	$2,050,375
Financial liabilities:
Term debt	1,464,153	1,437,031	0	1,437,031	0
Repurchase agreements	57,371	63,666	0	63,666	0

			Fair Value Measurements
December 31, 2013	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$0	$0	$2,274,382
Financial liabilities:
Term debt	1,442,374	1,402,900	0	1,402,900	0
Repurchase agreements	67,954	66,911	0	66,911	0

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

Note 13. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For the three and nine months ended September 30, 2013, the Fund’s asset management fees were $0.6 million and $2.0 million, respectively. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For the three and nine months ended September 30, 2014, the Fund paid the Company $0 and $0.06 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three months ended September 30, 2014, the Arlington Program’s collateral management fee was $0.5 million.

During 2011, the Company made a loan based on market terms to a company that is 40% owned by a major stockholder of the Company and with respect to which two members of the Company’s Board of Directors are affiliated. This loan was paid off in its entirety in September 2014.

Note 14. Subsequent Event

On November 4, 2014, the Company entered into an investment agreement with FS Investment Corporation, FS Investment Corporation II, and FS Investment Corporation III (collectively the “Franklin Square Funds”) pursuant to which the Company has agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”). The strategic investment is expected to be completed in multiple closings with $200 million of the subordinated notes expected to be issued at an initial closing on or before December 31, 2014, subject to customary closing conditions. The Company expects to issue an additional $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase. The Warrants will be issued and sold in two tranches with the first tranche, which will be exercisable for approximately 9.5 million shares of common stock, expected to be issued at the initial closing. The second tranche, which will be exercisable for approximately 2.5 million shares of common stock, is subject to approval by the Company’s stockholders.

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

•

Real Estate, provides first mortgage debt which is sourced primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors; and

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

Market conditions in most segments of the loan market that we target held steady in the third quarter compared to the prior quarter. Overall middle market loan demand in the third quarter decreased as compared to the second quarter and as compared to the same period last year, with volume of $38 billion, but was a slight decrease relative to the same period last year. The markets remained highly competitive and liquid as the supply of new capital continued to outpace demand for new financing for growth or acquisitions. The volume represented by new middle market transactions decreased in the third quarter to $16 billion. New transactions also decreased as a percentage of total volume as refinancing activity increased slightly to 59% compared to 55% in the prior quarter, according to Thomson Reuters.

We believe the pricing environment in the broader loan market weakened throughout 2014 due primarily to modest M&A activity and related demand for new financing combined with inflows of capital into loan funds, new CLO issuance, and new fund formation as lenders competed for a limited universe of deals. These conditions also led to increasing pressure on deal structures reflected by higher leverage levels and weaker lender protections. Despite that trend, however, we believe that conditions in the middle market have remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the first half of 2014 and into the third quarter of 2014. Loan yields in both the large corporate market and middle market have increased in the third quarter, large corporate to 5.4% from 5.0% and middle market to 6.0% from 5.8%. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be challenging for large corporate lenders and that the middle market will continue to compare favorably.

In this type of environment, our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans has remained relatively weak in the third quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter. We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets have remained steady in the third quarter as many fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The market had been unsettled through much of the year, however, as regulatory headwinds from the Volcker Rule dampened demand for CLOs among banks as they worked through how the rule would apply to them and how it would impact their ability to continue investing in CLO debt. The broader fixed income markets remained active in the quarter as the market seems to have adjusted to changes in the Federal Reserve’s monetary policies. As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.

Despite a slower start to the year as compared to 2013, new CLO issuance of over $93 billion through September has eclipsed total 2013 issuance of $87 billion and is up 54% as compared to the same period last year. Total CLO issuance is well above 2012 and 2011 levels of $55 billion and $12 billion, respectively. After trending slightly downward through the first half of 2014, CLO credit spreads have trended upward through the third quarter, however, reflecting the impact of a steepening yield curve and regulatory concerns, including FDIC surcharge for deposit insurance and risk retention rules in addition to the Volcker Rule. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the third quarter as we originated $409 million of new loans at yields that were generally below our historical averages for comparably rated loans. After declining through the first half of 2013 in a muted M&A volume environment, yields have largely stabilized. Although pricing remained thin and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.

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

Recent Developments

Franklin Square Funds Transaction

On November 4, 2014, we entered into an investment agreement with FS Investment Corporation, FS Investment Corporation II, and FS Investment Corporation III (collectively the “Franklin Square Funds”) pursuant to which we have agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”). The strategic investment is expected to be completed in multiple closings with $200 million of the subordinated notes expected to be issued at an initial closing on or before December 31, 2014, subject to customary closing conditions. We expect to issue an additional $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase. The Warrants will be issued and sold in two tranches with the first tranche, which will be exercisable for approximately 9.5 million shares of common stock, expected to be issued at the initial closing. The second tranche, which will be exercisable for approximately 2.5 million shares of common stock, is subject to approval by the Company’s stockholders.

Liquidity

On September 30, 2014, we called the 2006 CLO Trust and redeemed the notes at par.

Stock Repurchase Program

On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of September 30, 2014, we had repurchased 155,654 shares of our common stock under this program at a weighted average price per share of $11.29.

On May 5, 2014, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by our management based on its evaluation of market conditions and other factors. We completed this repurchase program during July 2014. Under this stock repurchase program, we repurchased 1,519,615 shares of our common stock at a weighted average price per share of $13.13 in the aggregate.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NewStar’s basic and diluted income per share for the three months ended September 30, 2014 was $0.10 on a net income of $5.0 million, and basic and diluted income per share of $0.19 and $0.18, respectively, for the nine months ended September 30, 2014, on net income of $9.4 million, compared to basic and diluted income per share for the three months ended September 30, 2013 of $0.13 and $0.12, respectively, on net income of $6.4 million, and $0.38 and $0.34, respectively, for the nine months ended September 30, 2013, on net income of $18.2 million. Our managed loan portfolio was $2.6 billion at September 30, 2014 compared to $2.5 billion at December 31, 2013. As of September 30, 2014, loans owned by the Arlington Program and the NCOF were $337.3 million and $48.2 million, respectively.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.13% and 6.12% for the three and six months ended September 30, 2014 and 6.33% and 6.69% for the three and nine months ended September 30, 2013. The decrease in loan portfolio yield was primarily driven by a decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to September 30, 2013, and the average yield on loans which were repaid subsequent to September 30, 2013 was higher than the average yield on loans in our total loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 3.24% for each of the three and nine months ended September 30, 2014 and 3.35% and 4.02% for the three and nine months ended September 30, 2013. The primary factors impacting net interest margin for 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 48.03% and 48.15% for the three and nine months ended September 30, 2014 and 46.73% and 49.31% for the three and nine months ended September 30, 2013. The efficiency ratio excluding the results of the Arlington Fund was 48.43% and 50.08% for the three and nine months ended September 30, 2013.The increase in our efficiency ratio for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a decrease in net interest income, partially offset by a decrease in operating expenses. The decrease in net interest income was primarily due to the deconsolidation of the Arlington Fund in June 2014. The decrease in our efficiency ratio for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.99% at September 30, 2014 and 1.80% as of December 31, 2013. The allowance for credit losses ratio excluding the loans owned by the Arlington Fund was 1.94% as of December 31, 2013. The increase in the allowance for credit losses ratio is primarily due to the deconsolidation of the assets of the Arlington Fund on June 26, 2014, which did not carry a related allowance. During the three and nine months ended September 30, 2014, we recorded $1.8 million and $19.7 million of net specific provision for credit losses on impaired loans and had net charge offs totaling $0.6 million and $21.8 million, respectively. At September 30, 2014, the specific allowance for credit losses was $21.8 million, and the general allowance for credit losses was $20.1 million. At December 31, 2013, the specific allowance for credit losses was $23.3 million, and the general allowance for credit losses was $18.6 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.07% as of September 30, 2014 as compared to 0.22% as of December 31, 2013. The increase in the delinquent loan rate is primarily due to two previously identified impaired loans being classified as delinquent during the nine months ended September 30, 2014, and the deconsolidation of the outstanding gross loans of the Arlington Fund on June 26, 2014. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of September 30, 2014 or December 31, 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.67% as of September 30, 2014 and 3.04% as of December 31, 2013. The non-accrual rate excluding the loans owned by the Arlington Fund was 3.28% as of December 31, 2013. As of September 30, 2014 and December 31, 2013, the aggregate outstanding balance of non-accrual loans was $77.1 million and $70.7 million, respectively and total outstanding loans and leases held for investment was $2.1 billion and $2.3 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 4.25% as of September 30, 2014 and 3.60% as of December 31, 2013. The non-performing asset rate excluding the loans owned by the Arlington Fund was 3.89% as of December 31, 2013. As of September 30, 2014 and December 31, 2013, the sum of the aggregate outstanding balance of non-performing assets was $90.0 million and $84.2 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.11% and 1.38% for the three and nine months ended September 30, 2014, respectively, and 0.18% and 1.13% for the three and nine months ended September 30, 2013. Net charge offs were $0.6 million and $21.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.9 million and $16.9 million for the three and nine months ended September 30, 2013, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 0.10% and 1.27% for the three and nine months ended September 30, 2014, respectively, and 0.18% and 1.17% for the three and nine months ended September 30, 2013, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.82% and 0.50% for the three and nine months ended September 30, 2014, respectively, and 1.10% for the each of the three and nine months ended September 30, 2013, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.28% and 2.03% for the three and nine months ended September 30, 2014, respectively, and 4.24% and 4.05% for the three and nine months ended September 30, 2013, respectively.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net interest income:
Interest income	$33,907	$30,370	$100,570	$95,401
Interest expense	14,304	11,703	40,673	30,798

Net interest income	19,603	18,667	59,897	64,603
Provision for credit losses	3,369	2,381	21,828	7,429

Net interest income after provision for credit losses	16,234	16,286	38,069	57,174

Non-interest income:
Fee income	740	1,050	1,972	2,591
Asset management income	488	592	543	1,971
Loss on derivatives	(10)	(45)	(27)	(131)
Gain (loss) on sale of loans	(23)	—	(189)	72
Other income (loss)	2,066	3,534	9,176	5,192

Total non-interest income	3,261	5,131	11,475	9,695

Operating expenses:
Compensation and benefits	7,721	7,405	23,283	25,020
General and administrative expenses	3,260	4,120	11,481	12,185

Total operating expenses	10,981	11,525	34,764	37,205

Operating income before income taxes	8,514	9,892	14,780	29,664
Results of Consolidated Variable Interest Entity
Interest income	—	1,991	5,268	2,891
Interest expense – credit facilities	—	692	2,865	1,026
Interest expense – Fund membership interest	—	433	1,292	782
Other income	—	18	229	34
Operating expenses	—	10	249	14

Net results from Consolidated Variable Interest Entity	—	874	1,091	1,103
Income before income taxes	8,514	10,766	15,871	30,767
Income tax expense	3,494	4,329	6,503	12,532

Net income	$5,020	$6,437	$9,368	$18,235

Comparison of the Three Months Ended September 30, 2014 and 2013

Interest income. Interest income increased $1.5 million, to $33.9 million for the three months ended September 30, 2014 from $32.4 million for the three months ended September 30, 2013. The increase was primarily due to an increase in average balance of our interest earning assets to $2.4 billion from $2.3 billion, and an increase in the yield on average interest earning assets to 5.61% from 5.56% primarily due to an increase in contractual interest rates from new loan origination and re-pricing subsequent to September 30, 2013.

Interest expense. Interest expense increased $1.5 million, to $14.3 million for the three months ended September 30, 2014 from $12.8 million for the three months ended September 30, 2013. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $1.8 billion from $1.7 billion, and an increase in the average cost of funds to 3.16% from 2.95%, primarily due to borrowings under certain credit facilities with higher interet rates.

Net interest margin. Net interest margin decreased to 3.24% for the three months ended September 30, 2014 from 3.35% for the three months ended September 30, 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.45% from 2.60%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,398,564	$33,907	5.61%	$2,310,809	$32,361	5.56%
Total interest bearing liabilities	1,794,368	14,304	3.16	1,723,305	12,828	2.95

Net interest spread		$19,603	2.45%		$19,533	2.60%

Net interest margin			3.24%			3.35%

Provision for credit losses. The provision for credit losses increased $1.0 million to $3.4 million for the three months ended September 30, 2014 from $2.4 million for the three months ended September 30, 2013. The increase in the provision was primarily due to an increase of $1.7 million of general provisions, partially offset by a decrease of $0.7 million in specific provisions recorded during the three months ended September 30, 2014 as compared to three months ended September 30, 2013. During the three months ended September 30, 2014, we recorded net specific provisions for impaired loans of $1.8 million compared to $2.4 million recorded during the three months ended September 30, 2013. The net specific component of the provision for credit losses was primarily focused around negative credit migration related to four previously identified impaired loans. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during the three months ended September 30, 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings. It is the Company’s policy during the reporting period to record a specific provision for credit losses to cover the identified impairment on a loan.

Impaired loans at September 30, 2014 were in Leveraged Finance, Real Estate, and Business Credit over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of September 30, 2014, we had impaired loans with an aggregate outstanding balance of $228.1 million. Impaired loans with an aggregate outstanding balance of $182.1 million have been restructured and classified as troubled debt restructurings. At September 30, 2014, the Company had a $21.8 million specific allowance for impaired loans with an aggregate outstanding balance of $137.5 million. As of September 30, 2014, we had one restructured impaired loan which had an outstanding balance greater than $20 million and one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income decreased $1.9 million, to $3.2 million for the three months ended September 30, 2014 from $5.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, non-interest income was primarily comprised of $0.9 million of income from other real estate owned properties, $0.7 million of fee income, $0.5 million of unused fees, a $0.2 million increase in the value of a other real estate owned property, and $0.5 million of miscellaneous fees. For the three months ended September 30, 2013, non-interest income was primarily comprised of $1.1 million of fee income, $0.9 million of income from equity method of accounting interests, a $0.6 million gain on the value of equity interests in certain impaired borrowers, $0.6 million gain on the sale of an equity interest in an impaired borrower, $0.6 million of asset management fees, $0.6 million of income from other real estate owned properties, and a $0.4 million gain on the repurchase of debt.

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

Operating expenses. Operating expenses decreased $0.5 million, to $11.0 million for the three months ended September 30, 2014 from $11.5 million for the three months ended September 30, 2013. General and administrative expenses decreased $0.9 million, partially offset by a $0.3 million increase in employee compensation and benefits expense.

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

Income taxes. For the three months ended September 30, 2014 and 2013, we provided for income taxes based on an effective tax rate of 41% and 40%, respectively.

As of September 30, 2014 and December 31, 2013, we had net deferred tax assets of $25.4 million and $30.2 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2014. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2014. As of September 30, 2014, our deferred tax asset was primarily comprised of $18.4 million related to our allowance for credit losses and $8.2 million related to equity compensation.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Interest income. Interest income increased $7.5 million, to $105.8 million for the nine months ended September 30, 2014 from $98.3 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in average balance of our interest earning assets to $2.5 billion from $2.2 billion, partially offset by a decrease in the yield on average interest earning assets to 5.62% from 6.02% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to September 30, 2013.

Interest expense. Interest expense increased $12.2 million, to $44.8 million for the nine months ended September 30, 2014 from $32.6 million for the nine months ended September 30, 2013. The increase is primarily due to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, an increase in the average balance of our interest bearing liabilities to $1.9 billion from $1.6 billion, and an increase in the average cost of funds to 3.17% from 2.80%.

Net interest margin. Net interest margin decreased to 3.24% for the nine months ended September 30, 2014 from 4.02% for the nine months ended September 30, 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, a decrease in our average yield on interest earning assets due to the recognition of deferred paid-in-kind interest on certain impaired loans during the nine months ended September 30, 2013 and the acceleration of amortization deferred fees from loans that were paid off during the nine months ended September 30, 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.45% from 3.22%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,515,976	$105,838	5.62%	$2,184,780	$98,292	6.02%
Total interest bearing liabilities	1,890,302	44,830	3.17	1,556,967	32,606	2.80

Net interest spread		$61,008	2.45%		$65,686	3.22%

Net interest margin			3.24%			4.02%

Provision for credit losses. The provision for credit losses increased to $21.8 million for the nine months ended September 30, 2014 from $7.4 million for the nine months ended September 30, 2013. The increase in the provision was primarily due to an increase of $10.4 million of net specific provisions, as well as an increase of $4.0 million of general provisions recorded during the nine months ended September 30, 2014 as compared to nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded net specific provisions for impaired loans of $19.7 million compared to $9.3 million recorded during the nine months ended September 30, 2013. The increase in the net specific component of the provision for credit losses was primarily due to further negative credit migration related to six previously identified impaired loans and two loans identified as impaired during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we recorded general provisions of $2.1 million compared to a release of general provisions of $1.9 million recorded during the nine months ended September 30, 2013. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

Non-interest income. Non-interest income increased $2.0 million, to $11.7 million for the nine months ended September 30, 2014 from $9.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, non-interest income was primarily comprised of $6.7 million of gains recognized from the sale of equity interests in certain impaired borrowers, $2.0 million of fee income, $2.1 million of income from other real estate owned properties, $1.3 million of unused fees, and $1.5 million of equity method of accounting losses. For the nine months ended September 30, 2013, non-interest income was primarily comprised of $2.6 million of fee income, $2.0 million of asset management fees, $1.8 million of income from other real estate owned properties, $1.3 million of unused fees, $0.7 million of one-time proceeds from a revenue sharing agreement with one of our borrowers, a $0.6 million gain on the value of equity interests in an impaired borrower, $0.6 million gain on the sale of an equity interest in an impaired borrower, and $1.0 million net loss on the value of equity interests in certain impaired borrowers.

Operating expenses. Operating expenses decreased $2.2 million, to $35.0 million for the nine months ended September 30, 2014 from $37.2 million for the nine months ended September 30, 2013. Employee compensation and benefits decreased $1.7 million primarily due to a decrease in equity compensation expense resulting from the vesting of equity awards subsequent to September 30, 2013. General and administrative expenses decreased $0.5 million.

Income taxes. For the nine months ended September 30, 2014 and 2013, we provided for income taxes based on an effective tax rate of 41% for each period.

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

During the third quarter of 2014, the U.S. economy continued to show progress toward normalization as the quarter saw favorable trends in employment, manufacturing, personal consumption, durable goods and homebuilder confidence despite escalated geopolitical uncertainty and the increasing likelihood of rising interest rates. The Fed has maintained it will act carefully to keep interest rates low until the economy is stronger. We expect the broader favorable trends and slow growth in the U.S. to continue and monetary policy to remain conducive to growth in the near term. Despite tapering, we expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of stabilizing market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Franklin Square Funds Transaction

On November 4, 2014, we entered into an investment agreement with Franklin Square Funds pursuant to which we have agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”). The strategic investment is expected to be completed in multiple closings with $200 million of the subordinated notes expected to be issued at an initial closing on or before December 31, 2014, subject to customary closing conditions. We expect to issue an additional $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase. The Warrants will be issued and sold in two tranches with the first tranche, which will be exercisable for approximately 9.5 million shares of common stock, expected to be issued at the initial closing. The second tranche, which will be exercisable for approximately 2.5 million shares of common stock, is subject to approval by the Company’s stockholders.

Cash and Cash Equivalents

As of September 30, 2014 and December 31, 2013, we had $111.6 million and $43.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $131.8 million and $167.9 million of restricted cash as of September 30, 2014 and December 31, 2013, respectively, and the Arlington Fund had $2.0 million of restricted cash as of December 31, 2013. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2014, we could use $40.5 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2014.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2014, we had impaired loans with an aggregate outstanding balance of $228.1 million. Impaired loans with an aggregate outstanding balance of $182.1 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $77.1 million were on non-accrual status. During the nine months ended September 30, 2014, $21.2 million of impaired loans were charged-off. Impaired loans of $22.5 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2014, we recorded $19.7 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $4.0 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2014 and December 31, 2013 was $41.3 million and $41.4 million, respectively, or 1.96% and 1.78% of loans and leases, gross, respectively. As of September 30, 2014, we also had a $0.6 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.99%.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and for the year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	($ in thousands)
Balance as of beginning of period	$41,403	$49,636
General provision for loan and lease losses	1,918	(1,544)
Specific provision for loan losses	19,736	11,159
Net charge offs	(21,772)	(17,848)

Balance as of end of period	41,285	41,403
Allowance for losses on unfunded loan commitments	625	451

Allowance for credit losses	$41,910	$41,854

During the nine months ended September 30, 2014 we recorded a total provision for credit losses of $21.8 million. The Company increased its allowance for credit losses to 1.99% of gross loans at September 30, 2014 compared to 1.80% at December 31, 2013.

Borrowings and Liquidity

As of September 30, 2014 and December 31, 2013, we had outstanding borrowings totaling $1.8 billion and $2.0 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of September 30, 2014, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$575,000	$284,348	$290,652	2015 – 2019
Term debt (1)	1,474,453	1,464,153	10,300	2017 – 2023
Repurchase agreement	57,371	57,371	—	2017

Total	$2,106,824	$1,805,872	$300,952

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2014, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of September 30, 2014 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $100 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans. Prior to the completion of its term debt securitization, the Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.

We have a $275.0 million credit facility with Wells Fargo to fund leveraged finance loans with the ability to further increase the commitment amount to $325.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $105.8 and unamortized deferred financing fees of $2.7 million as of September 30, 2014. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $97.3.million and unamortized deferred financing fees of $0.4 million as of September 30, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.9 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.

We have a $100.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $65.6 million and unamortized deferred financing fees of $0.4 million as of September 30, 2014. On April 1, 2014, we entered into an amendment which increased the commitment amount under this credit facility to $100.0 million from $75.0 million. The credit facility may be increased to an amount up to $150.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2015 with no amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $15.6 million and unamortized deferred financing fees of $1.2 million as of September 30, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.

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

The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of September 30, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.4 million.

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

Term Debt Securitizations

In June 2007 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2014, the $344.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $398.6 million. At September 30, 2014, deferred financing fees were $0.7 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$183,527	0.24%	AAA/Aaa/AAA
Class A-2	100,000	57,733	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+

Total notes	546,000	344,553
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A

Total for 2007-1 CLO Trust	$600,000	$398,553

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time. During the first quarter of 2009, Fitch affirmed its ratings on all of the notes. During the first quarter of 2009, Moody’s downgraded the Class C notes and the Class D notes. During the third quarter of 2009, Moody’s downgraded the Class A-1 notes, the Class A-2 notes and the Class B notes. During the second quarter of 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes, and the Class D notes. During the second quarter of 2011, Moody’s upgraded the Class C notes and the Class D notes. During the second quarter of 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes. During the third quarter of 2012, Fitch affirmed its ratings on all of the notes. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes and the Class E notes to the ratings shown above, and affirmed its ratings of the Class A-1 notes and the Class A-2 notes. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes to the ratings shown above. During the second quarter of 2014, Moody’s affirmed the above ratings of the Class B notes, the Class C notes, and the Class D notes (source: Bloomberg Finance L.P.).

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2014, deferred financing fees were $2.4 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	A2/N/A
Class D	11,400	11,400	Libor+6.25%	Baa2/N/A

Total notes	263,300	263,300
Class E	16,300	16,300	N/A	Ba1/N/A
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A

Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2014, the $328.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $389.7 million. At September 30, 2014, deferred financing fees were $4.8 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor +1.65%	AAA/Aaa
Class A-R	35,000	24,700	(1)	AAA/Aaa
Class B	38,000	38,000	Libor +2.30%	AA/N/A
Class C	36,000	36,000	Libor +3.80%	A/N/A
Class D	21,000	21,000	Libor +4.55%	BBB/N/A
Class E	6,000	6,000	Libor +5.30%	BBB-/N/A

Total notes	338,600	328,300
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A

Total for 2013-1 CLO	$400,000	$389,700

(1)	Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.
(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2014, deferred financing fees were $3.3 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2014	Borrowing spread to LIBOR	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	Aaa
Class B-1	20,000	20,000	Libor+2.60%	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	Libor+3.60%	A2
Class D	23,500	23,500	Libor+4.75%	Baa3

Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A

Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

In June 2006 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. Simultaneously with the initial sale and contribution, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we purchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we purchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we purchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we purchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. On September 30, 2014, we called the 2006 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.7 million.

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of September 30, 2014. As of September 30, 2014, unamortized deferred financing fees were $1.0 million and the outstanding balance was $57.4 million. During the nine months ended September 30, 2014, we made principal payments totaling $10.6 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.

Stock Repurchase Program

On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of September 30, 2014, we had repurchased 155,654 shares of our common stock under this program at a weighted average price per share of $11.29.

On May 5, 2014, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by our management based on its evaluation of market conditions and other factors. We completed this repurchase program during July 2014. Under this stock repurchase program, we repurchased 1,519,615 shares of our common stock at a weighted average price per share of $13.13 in the aggregate.

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

At September 30, 2014, we had $303.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $269.3 million and unfunded commitments related to delayed draw term loans were $27.4 million. $6.9 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.

Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $269.3 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At September 30, 2014, we categorized $185.2 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At September 30, 2014, we had $84.1 million of unfunded unrestricted revolving commitments.

During the three months ended September 30, 2014, revolver usage averaged approximately 46%, which is line with the average of 43% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended September 30, 2014, revolving commitments increased $31.1 million.

Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended September 30, 2014, delayed draw credit facility commitments increased $8.8 million.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2014 we had $8.6 million of standby letters of credit.

Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At September 30, 2014 and December 31, 2013, the fair value of the interest rate mitigation products was $0.04 million and $0, respectively.

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

As of September 30, 2014 and December 31, 2013, investments in debt securities available-for-sale totaled $21.0 million and $22.2 million, respectively. At September 30, 2014 and December 31, 2013, our net unrealized gain on those debt securities totaled $0.9 million and $1.0 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2014, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 88% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2014. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$10,660
Increase of	100	(8,490)
Increase of	200	(5,110)
Increase of	300	(780)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2014	382,240	$13.42	381,558	$0
August 1-31, 2014	75,871	10.99	75,577	9,169,396
September 1-30, 2014	80,531	11.57	80,077	8,242,880

Total: Three months ended September 30, 2014	538,642	12.80	537,212	8,242,880

(1)	The Company repurchased 381,558 shares during the period pursuant to the share repurchase program that we announced on May 7, 2014 (the “May Repurchase Program”) and repurchased 155,654 shares during the period pursuant to the share repurchase program that we announced on August 13, 2014 (the “August Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.
(2)	Includes an aggregate of 1,430 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.
(3)	The May Repurchase Program was completed during July 2014. The August Repurchase Program provides for the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

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

NEWSTAR FINANCIAL, INC.

Date: November 5, 2014	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Documents

XBRL Taxonomy Extension Schema Document

XBRL Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document