Form 10-K
period 2014-12-31
NewStar Financial, Inc.
filed 2015-03-04
CIK 1373561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $364,137,958, based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, and based on the reported last sale price of common stock on June 30, 2014. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of February 27, 2015, 47,080,915 shares of common stock, par value of $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 20, 2015 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Overview
NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company is also a registered investment adviser and provides asset management services to institutional investors through a series of managed credit funds that co-invest in certain types of loans originated by the Company. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.
These lending activities require specialized skills and transaction experience, as well as, a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.
We target our marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks, real estate investors and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we target companies with business operations across a broad range of industry sectors. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.
Our emphasis on direct origination is an important aspect of our marketing and credit strategy. Our national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows us to be highly selective in our credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. Our direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides us with direct access to management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, advise our customers on financial strategies and capital structures, which we believe benefits our credit performance.
The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower may exceed $35 million.
NewStar offers a set of credit products and services that have many common attributes, but which are highly specialized by lending group and market segment. Although both the Leveraged Finance and Business Credit lending groups structure loans as revolving credit facilities and term loans, the style of lending and approach to credit management is highly specialized.

The Equipment Finance group broadens our product offering to include a range of lease financing options. The operational intensity of each product also varies by lending group.
Although NewStar operates as a single segment, the Company derives revenues from its asset management activities and four specialized lending groups that target market segments in which we believe that we have competitive advantages:

•
Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales revenue typically totaling between $25 million and $500 million;

•
Real Estate, provides first mortgage debt primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Equipment Finance, provides leases, loans and lease lines to finance purchases of equipment and other capital expenditures typically for companies with annual sales of at least $25 million; and

•
Asset Management, provides opportunities for qualified institutions to invest in credit funds managed by the Company with strategies to co-invest in loans originated by its Leveraged Finance lending group.

Information regarding revenues, profits and losses and total assets of this single segment can be found in the financial statements in Item 8.
Strategic Relationship
In December of 2014, NewStar formed a strategic relationship with GSO Capital (“GSO”), the credit division of Blackstone, and Franklin Square Capital Partners (“Franklin Square”), the largest manager of business development companies, intended to expand the Company’s lending and asset management platforms. The relationship combined a series of initiatives expected to accelerate our loan growth and expand the Company’s asset management platform, with a long-term strategic investment to partially fund the related growth strategy. Under the terms of the investment, funds managed by Franklin Square and sub-advised by GSO committed to purchase $300 million of 8.25% subordinated notes due 2024 with warrants exercisable for 12 million shares of our common stock at an exercise price of $12.62 (the "warrants"). The Company issued $200 million in principal amount of the notes in December 2014. The warrants were issued in two tranches in December 2014 and January 2015. We are required to borrow the remaining $100 million of notes in increments of at least $25 million by December 2015. The Company expects to use the proceeds from the transaction to enhance its ability to originate and lead transactions across all of its specialized lending groups. As a result, we believe we will significantly increase our origination volume and facilitate the growth of our asset base. In addition, we anticipate that our relationship with GSO will result in cross-referral and co-lending opportunities, provide us with access to new channels of origination, and enable us to provide larger capital commitments and a more complete set of financing options to our clients.
Lending Groups
Our lending activities are organized into four specialized lending groups: Leveraged Finance, Business Credit, Real Estate, and Equipment Finance.
Leveraged Finance
Through our Leveraged Finance group, the Company provides senior, secured cash flow loans and, to a lesser extent, second lien and unitranche loans, to middle market companies. These companies are typically backed by established private equity groups that manage large investment funds and have proven investment track records. The proceeds of these loans are used primarily for acquisitions, recapitalizations and refinancing or other general corporate purposes. The Leveraged Finance group also provides senior secured loans to larger middle market companies with greater financing needs by participating in larger credit facilities with other lenders as a member of a syndicate.
We believe that private equity backed companies represent an attractive segment of the overall market for financing middle market companies. Commonly known as sponsored lending, this financing segment is large, often representing 30-40% of total middle market lending measured by new loan volume. Transaction activity in this financing segment is driven by an estimated 600 private equity firms in the US that specialize in investing in middle market companies. By focusing our origination activity on this universe of firms, the Company seeks to leverage its direct origination effort into significant transaction flow, as each firm typically completes several transactions per year.
We believe that NewStar is among the most active lenders focused on financing private equity backed companies in the middle market and that we have established a recognized brand in the market with a reputation as a smart, reliable lender that is responsive, consistent and constructive. Since inception, the Company has funded loans totaling more than $6 billion to approximately 350 companies backed by nearly 200 different financial sponsors. The Company’s national lending strategy is supported by a network of offices located across the country. We develop new customer relationships and source our loans primarily through the direct marketing and origination efforts of our bankers. The Company’s bankers call directly on prospective clients and referrals sources from this network of offices. They have established relationships with a wide range of prospective customers and referral sources, including approximately 200 private equity groups with investment strategies focused on the middle market, mid-sized companies, corporate executives, banks, other non-bank “club” lenders, and investment banks. To a lesser extent, we may also source loans and other debt products by participating in larger credit facilities syndicated by other lenders.
We generally compete for lending opportunities on the basis of our reputation and transaction experience. Through our strategic relationship, we also expect to originate financing opportunities from referrals of transactions in which we co-lend with Franklin Square or other affiliates of GSO. We believe that our strategic relationship will also help us compete more effectively for lending opportunities by enabling us to provide larger credit commitments and “one-stop” financing solutions to customers comprised of unitranche loans or a combination of senior and junior debt capital in partnership with GSO or Franklin Square.
NewStar offers a range of senior debt financing options, including revolving credit facilities, term loans and other debt products secured by a variety of business assets. Loans are typically structured to mature in five to six years and require monthly or quarterly interest payments at variable rates based on a spread to LIBOR or the prime rate, many with interest rate floors. Through our strategic relationship, we also seek to offer a more complete range of debt financing options, including second lien term loans, unitranche term loans, subordinated notes and, to a lesser extent, private equity co-investments.
We target mid-sized companies operating in a broad range of industries and market segments where we believe that we have competitive advantages and significant lending and underwriting experience, including:

•	healthcare;

•	manufacturing and industrial;

•	financial services;

•	energy/chemical services;

•	printing/publishing;

•	consumer, retail and restaurants; and

•	business and technology services.
Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $10 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products may exceed $35 million. We also have the capability to arrange significantly larger transactions which we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products may exceed $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position.
The Company has well established lending guidelines and transaction parameters. We focus on transactions with established companies that have strong market positions in targeted industry sectors. Our borrowers are typically unrated, but have credit profiles that we believe are comparable to B1/B2/B3 rated companies due to their limited size and use of leverage. The Company’s preference is generally to finance acquisitions and other productive uses of capital subject to structural parameters, such as maximum leverage, that can vary significantly depending on the facts and circumstances of each situation. Substantially all the Company’s loans have significant lender protections, including financial covenants that are set at levels with cushions to projected financial performance. They also typically include restrictive covenants and mandatory prepayment provisions that limit borrowers’ ability to incur additional indebtedness and make acquisitions. Many transactions also include an excess cash flow recapture provision, which is designed to accelerate debt repayment and de-leveraging.
NewStar is also selective in targeting transaction sponsors, focusing on more established firms with between $500 million and several billion dollars of committed capital managed across multiple funds. The Company invests significant resources in developing relationships with target sponsors and understanding their respective investment strategies, performance track records, access to capital, and industry focus, as well as the backgrounds of their investment professionals. Our management believes that a significant factor in the Company’s success has been the quality of its private equity franchise and the breadth of relationships it has developed with private equity firms. In many cases, the relationships that members of our management have with investment professionals at these firms extend from early in their professional careers. We believe the value created by our private equity relationships is reflected in the transaction flow that the Company generates and in the repeat business we have experienced with targeted sponsors.

NewStar’s origination and credit strategies are strongly influenced by industry dynamics. The Company has invested in the development of an experienced staff of portfolio managers with deep industry expertise responsible for covering nine broad industry sectors. These portfolio managers maintain extensive networks of industry contacts in their respective industries and employ a research-driven framework to develop insights into these sectors intended to guide origination strategy and credit selection.
As of December 31, 2014, our Leveraged Finance loan portfolio totaled $2.3 billion in funding commitments and $2.1 billion in balances outstanding, representing 81.4% of our loan portfolio. This represented 189 transactions with an average balance outstanding of approximately $11.3 million. During 2014, we originated $1.6 billion of new Leveraged Finance loans, of which we retained $1.0 billion and originated $583.4 million for credit funds.
Business Credit
Through its Business Credit lending group, NewStar provides working capital financing to asset-intensive companies that typically borrow against the value of their inventory and accounts receivable. These asset-based loans may also be used to support other business purposes, including acquisitions and recapitalizations, as well as growth strategies. Typical borrowers generate sales revenue between $25 million and $500 million and operate across a range of industry sectors. The Company generally provides revolving credit facilities in amounts linked to borrowers’ expected working capital needs and may also provide term loans backed by longer term assets and other excess collateral.
This type of fully-followed, asset-based lending is highly credit and operationally intensive. As part of the underwriting process and ongoing management of credit relationships, Business Credit tracks collateral values and performs regular field audits to confirm financial and borrowing base reporting. Audit results and appraisals are used to determine collateral eligibility and advance rates. Collateral values are tracked by specialized collateral analysts and daily borrowing activity is managed by collateral analysts and experienced account executives.
Nearly all of our asset-based lending relationships require dominion over borrowers’ cash. Cash dominion gives us significant control of a borrowers’ cash flow, including collections of all accounts receivable through lock-boxes controlled by the Company. This also facilitates subsequent disbursements of cash to repay advances under the credit line or for other corporate purposes including paying vendors, employees and others. We also verify receivables in certain circumstances, which involves verification specialists contacting account debtors of borrowers to confirm the existence and amount of receivables pledged as collateral.
Business Credit develops lending opportunities and sources transactions through an extensive network of long-standing relationships with corporate executives, private equity firms, intermediaries, turnaround consultants, banks and other referral sources. With our main Business Credit office in Dallas and marketing offices in Boston, Chicago, Los Angeles, Portland and San Francisco, we have a national asset-based lending origination platform capable of originating significant loan volume. The group’s centralized marketing effort combined with regional sales coverage is designed to generate a significant flow of prospects and capitalize on the most attractive lending opportunities in the market.
The Business Credit group also anticipates to benefit from the strategic relationship with Franklin Square and GSO by offering asset-based revolving credit facilities as a co-lender with them. We also expect to provide financing for companies referred to us by GSO or Blackstone that are experiencing some financial stress or completing turnarounds.
Asset-based loans originated by this group typically range in size from $5 million to $50 million. We also have the ability to arrange significantly larger transactions that we may syndicate to others.
Business Credit targets mid-sized companies in a variety of asset-intensive industries for our asset-based loans including:

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
As of December 31, 2014 our Business Credit loan portfolio totaled $419.8 million in funding commitments and $286.9 million in balances outstanding, representing 10.9% of our loan portfolio. This represented 38 transactions with an average balance outstanding of approximately $7.6 million. During 2014, we originated $119.1 million of new asset-based loans.
Real Estate
Our Real Estate group provides first mortgage, transitional financing to professional real estate investors and developers to acquire and reposition commercial properties typically valued between $10 million and $50 million. We source our commercial real estate loans primarily through property investors, specialized commercial real estate brokers, regional banks and other financial intermediaries, as well as through our strategic partners.
Approximately $105.4 million of our aggregate loan portfolio is comprised of loans secured by first mortgages on commercial properties. The collateral to the commercial real estate loan portfolio consists of a range of property types located across the US in significant metropolitan statistical areas with a modest concentration in loans secured by suburban office buildings.
The Company typically finances the acquisition of properties valued between $10 and $50 million as the sole lender without recourse to the sponsor. Loans are most often structured with an initial term of three years with two one year extension options. These loans generally do not provide for scheduled amortization and the primary source of repayment is refinancing upon stabilization of the property or sale. We generally hold back a portion of loan proceeds to fund improvements, tenant build-outs, and interest reserves.
After curtailing new lending activity in this group due to the dislocation in the real estate market during the financial crisis and ensuing recession, we have restarted real estate lending activity in connection with our new strategic relationships.
We have a selective focus on property types where we have significant lending and underwriting experience, including:

•	office;

•	multi-family;

•	retail; and

•	industrial.
Our focus on property types may vary by geographic region based on both economic fundamentals and underlying local market conditions that impact the demand for real estate. Our loans typically range in size from $10 million to $35 million. Although we generally limit loan sizes to $25 million, our exposure to certain loans and other debt products may exceed $30 million from time to time.
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
As of December 31, 2014 our Real Estate loan portfolio totaled $108.9 million in funding commitments and $105.4 million in balances outstanding, representing 4.0% of our total loan portfolio. This represented seven lending relationships with an average balance outstanding of approximately $15.1 million. During 2014, we did not originate any new commercial real estate loans.

Equipment Finance
Our Equipment Finance group provides a range of equipment loan and lease financing options to mid-sized companies to fund various types of capital expenditures. We originate equipment loans and leases through a team of experienced marketing officers who develop new business directly with prospective lessees. We continue to expand our internal sales and marketing efforts to cross-sell leases to our existing customers and call directly on other end-users in the market, including portfolio companies owned by private equity investment firms with whom we have established relationships through our Leveraged Finance group.
We finance essential-use equipment for mid-sized businesses nationwide. Our Equipment Finance group offers a variety of leases and loan products with various end-of-term options to fund a wide range of equipment types, including manufacturing, technology, healthcare, transportation, and telecom equipment. Targeted transaction sizes range from $1.0 million to $20 million. We also offer lease lines to meet customers’ needs for planned capital expenditures. We focus on companies with annual sales of at least $25 million across a broad array of industries, including business services, healthcare, telecommunications, financial services, education, retail and manufacturing.
As of December 31, 2014, our Equipment Finance portfolio totaled $96.7 million in funding commitments and balances outstanding, representing 3.7% of our loan portfolio. This represented 50 transactions with an average balance outstanding of approximately $1.7 million. During 2014, we originated $67.1 million of new equipment finance products.
Asset Management
As a registered investment adviser since 2012, NewStar offers investment products for qualified institutions to invest in private credit funds managed by the Company.
We believe that NewStar was among the first independent commercial finance companies to develop an asset management platform to provide investment strategies targeting middle market loans. The Company launched its first fund in 2005, which was called NewStar Credit Opportunities Fund ("NCOF) to co-invest in loans originated by the Company. The fund was capitalized with $150 million of equity from third party investors. This equity commitment was then levered to support an investment portfolio of $600 million using bank credit facilities to support the initial ramp-up followed by a securitization, to provide long-term match funding for the fund’s assets. The Company launched the $300 million Arlington Fund in 2013. It was increased to $400 million in 2014, and also employed leverage through a loan securitization. The Company closed its third fund, a $400 million levered fund known as the Clarendon Fund in 2014, with an anchor equity investment from funds sponsored by Franklin Square and sub-advised by GSO. As part of our strategic relationship, we intend to offer GSO and Franklin Square opportunities to invest additional capital in future lending vehicles managed by NewStar.
The Company’s asset management activities provide opportunities for both high margin fee revenue and important strategic benefits. We earn management fees for our role as the investment manager for our funds with little incremental expense because the funds invest in the same loans that are being originated and underwritten by us for our own account. Compensation as investment manager is comprised of both base management fees and incentive fees. We also enjoy important strategic benefits from the management of credit funds because we believe that our competitive position is enhanced by providing more capital to our customers, while limiting our direct balance sheet risk.
NewStar is currently investing in the Arlington Fund and the Clarendon Fund, as we return capital to investors in our first fund, following the expiry of its investment period. The Company’s managed funds are allocated a portion of the loans we originate based on an established allocation policy that defines a set of rules for managing this activity.
As of December 31, 2014, NewStar’s managed assets totaled $950 million with $400 million managed in each of the Arlington Fund and the Clarendon Fund and $39 million remaining in the NCOF. The Company also manages assets for its own account through a total return swap that references a portfolio of approximately $110 million.
Our asset management revenue was approximately $1.0 million in 2014 and $2.5 million in 2013.
Loans and Other Debt Products
Senior secured cash flow loans
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
As of December 31, 2014, senior secured cash flow loans totaled $2.2 billion in funding commitments and $2.0 billion in balances outstanding, representing 77.9% of our loan portfolio.

Senior secured asset-based loans
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
As of December 31, 2014, senior secured asset-based loans totaled $518.7 million in funding commitments and $385.9 million in balances outstanding, representing 14.7% of our loan portfolio.
First mortgage loans
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
As of December 31, 2014, first mortgage loans totaled $108.9 million in funding commitments and $105.4 million in balances outstanding, representing 4.0% of our loan portfolio.
Other
Our other loans and debt products are categorized as $50.8 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $33.1 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $6.4 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).
Loan Portfolio
The Company’s loan portfolio is comprised of loans, leases and other debt products. As of December 31, 2014, the loan portfolio totaled approximately $2.9 billion of funding commitments, representing $2.6 billion of balances outstanding and $3.0 billion of funds committed but undrawn as of December 31, 2014. Loans originated by our Leveraged Finance group comprised 81.4% of the portfolio, while 10.9% of the loan portfolio was originated by our Business Credit and Equipment Finance lending groups, 4.0% comprised of commercial mortgages originated by our Real Estate lending group, and the remaining 3.7% was originated by our Equipment Finance group as of December 31, 2104. Consistent with our strategy to focus on senior secured lending, first lien senior debt represented 96.6% of the portfolio.
As of December 31, 2014, we had seven loans with outstanding balances greater than $25.0 million. In most of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2014, we had two impaired loans that had an outstanding balance greater than $30 million. As of December 31, 2014 our largest outstanding loan was 1.4% of our loan portfolio, and the top ten outstanding loans comprised 10.2% of our loan portfolio.
Loan Portfolio Overview
The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2014		2013		2012
	($ in thousands)
Composition Type
First mortgage	$105,394	4.0%	$123,029	5.2%	$177,462	9.5%
Senior secured asset-based	385,882	14.7	239,314	10.1	201,219	10.7
Senior secured cash flow	2,044,126	77.9	1,948,965	82.4	1,448,182	77.3
Other	90,320	3.4	54,031	2.3	47,400	2.5
Total	$2,625,722	100.0%	$2,365,339	100.0%	$1,874,263	100.0%

	December 31,
	2014	2013	2012
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$2,136,744	$2,005,325	$1,499,833
Business Credit	286,918	182,633	177,587
Real Estate	105,394	123,029	177,478
Equipment Finance	96,666	54,352	19,365
Total	$2,625,722	$2,365,339	$1,874,263

	December 31, 2014
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Industrial/other	18.2%	14.8%
Other business services	14.3	11.6
Manufacturing—consumer non-durable	10.4	8.5
Financial services	8.3	6.7
Healthcare	7.3	5.9
Manufacturing—consumer durable	6.6	5.4
Auto/Transportation	6.1	5.0
Cable/Telecom	5.1	4.1
Energy/Chemical Services	4.5	3.7
Restaurants	4.2	3.5
Consumer services	3.1	2.5
Environmental services	2.9	2.3
Tech services	2.7	2.2
Printing/Publishing	2.4	1.9
Marketing services	1.6	1.3
Entertainment/Leisure	1.0	0.9
Building materials	0.8	0.6
Retail	0.4	0.4
Broadcasting	0.1	0.1
Total	100.0%	81.4%

	December 31, 2014
	Percentage of Business Credit	Percentage of Loan Portfolio
Business Credit by Industry
Other Business Services	34.9%	3.8%
Manufacturing—consumer non-durable	19.8	2.2
Auto/Transportation	11.8	1.3
Building materials	10.5	1.1
Industrial/other	8.6	0.9
Retail	6.8	0.8
Entertainment/Leisure	2.4	0.3
Manufacturing—consumer durable	2.0	0.2
Printing/Publishing	1.6	0.2
Healthcare	1.4	0.1
Marketing services	0.2	—
Total	100.0%	10.9%

	December 31, 2014
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Office	62.7%	2.5%
Retail	21.0	0.8
Multi-family	16.3	0.7
Total	100.0%	4.0%

	December 31, 2014
	Percentage of Equipment Finance	Percentage of Loan Portfolio
Equipment Finance by Industry
Industrial/other	22.0%	0.8%
Other business services	19.4	0.7
Auto/Transportation	17.4	0.6
Printing/Publishing	9.6	0.3
Energy/Chemical Services	7.7	0.3
Environmental services	5.5	0.2
Cable/Telecom	5.1	0.2
Healthcare	4.6	0.2
Building materials	3.3	0.1
Financial services	1.6	0.1
Restaurants	1.5	—
Retail	0.9	—
Manufacturing - consumer non-durable	0.9	—
Marketing services	0.3	—
Tech services	0.2	—
Total	100.0%	3.5%

The table below shows the final maturities of our loan portfolio as of December 31, 2014:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Senior secured cash flow	$68,577	$1,748,997	$226,552	$2,044,126
Senior secured asset-based	95,048	282,698	8,136	385,882
First mortgage	62,386	43,008	—	105,394
Other	6,000	26,239	58,081	90,320
Total	$232,011	$2,100,942	$292,769	$2,625,722
The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2014:

	Fixed- Rate(1)	Adjustable- Rate(2)(3)	Total
	($ in thousands)
Senior secured cash flow	$4,847	$2,039,279	$2,044,126
Senior secured asset-based	96,666	289,216	385,882
First mortgage	—	105,394	105,394
Other	—	90,320	90,320
Total	$101,513	$2,524,209	$2,625,722

(1)	As of December 31, 2014, we did not have any interest-rate protection products against the $101.5 million of fixed-rate loans and other debt products outstanding.

(2)	As of December 31, 2014, we had interest rate floors on $2.1 billion of adjustable-rate loans outstanding.

(3)	As of December 31, 2014, adjustable-rate loans include $87.8 million of non-accrual loans.

NewStar is a Delaware corporation that was incorporated in 2004. Our principal executive office is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.
Recent Developments
Strategic Relationship
On November 4, 2014, we announced a strategic relationship GSO and Franklin Square and entered into an investment agreement with FS Investment Corporation, FS Investment Corporation II, and FS Investment Corporation III (collectively the “Franklin Square Funds”) pursuant to which we agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”).
On December 4, 2014, we issued $200 million of the subordinated notes. The Warrants were issued in two tranches on December 4, 2014 and January 23, 2015. We are required to issue the remaining $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase.
Clarendon Fund
In December 2014, we formed a new managed credit fund, NewStar Clarendon Fund CLO ("Clarendon Fund") a $400 million middle market CLO used to provide leverage for a managed credit fund anchored by an investment from funds sponsored by Franklin Square Capital Partners and sub-advised by GSO Capital, the credit division of Blackstone, to co-invest in middle market commercial loans originated by the Company. In January 2015, we completed the sale of the Clarendon Fund's CLO bonds to third party investors. As of December 31, 2014, the Clarendon Fund loan portfolio had an outstanding balance of approximately $236.7 million.

Liquidity
On January 13, 2015, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $275.0 million to $375.0 million, increased the amount by which the commitment amount may be increased to up to $425.0 million, and modified certain concentration amounts and specified threshold amounts, among other things.
Stock Repurchase Program
On December 22, 2014, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million. This transaction was not made under the stock repurchase program announced on August 13, 2014 described below.
On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2014, we had repurchased 382,999 shares of our common stock under this program at a weighted average price per share of $11.54.
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

During 2012, we registered as an investment adviser under the Investment Adviser Act of 1940 (the “Advisers Act”) as a result of SEC rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Advisers Act imposes numerous obligations on such registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Registered investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC is authorized to institute proceedings and impose sanctions for violations for the Advisers Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration.
Employees
As of December 31, 2014, we employed 98 people compared to 101 people at December 31, 2013. At December 31, 2014, our origination group had 34 employees, including 27 bankers who were either managing directors, directors or vice presidents, and seven associates and analysts. Our credit organization had 23 employees, including eight managing directors. Additionally, we employed 41 people who were involved in operational or administrative roles. We believe our relations with our employees are good. We had 99 employees as of February 27, 2015.
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
We charged off $25.4 million of loans during 2014, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.
As of December 31, 2014, we had delinquent loans of $43.6 million and had loans with an aggregate outstanding balance of $217.2 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $87.8 million at December 31, 2014 were also on non-accrual status.

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
As of December 31, 2014, we had an allowance for credit losses of $43.7 million, including specific reserves of $20.7 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the relatively limited history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Moreover, the estimates and judgments we make regarding workout loans are more sensitive to our assumptions regarding the appropriateness of our allowance for credit losses. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.
We may have hold positions that exceed our targets which may result in more volatility in the performance of our loan portfolio.
Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $10 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products may exceed $35 million. We also have the capability to arrange significantly larger transactions that we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products may exceed $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position. As of December 31, 2014, we had seven loans that had an outstanding balance greater than $25 million. In each of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2014, we had two impaired loans that had outstanding balances greater than $30 million. If a borrower in one of these larger hold positions were to experience difficulty in adhering to the repayment terms of its loan with us, the negative impact to our results of operations and financial condition could be greater than a loan within our general size limits.
Disruptions in global financial markets have and may continue to increase the number of charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.
Our business, financial condition and results of operations may be adversely affected by the economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Leveraged Finance, Business Credit and Equipment Finance groups primarily consist of loans and leases to small and medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Real Estate group, the recent economic slowdown and recession has led to increases in payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions are unfavorable, our non-performing assets are likely to remain elevated and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of our loans or other debt products. As a result, we may have certain commercial real estate loans that we have not classified as impaired with outstanding balances greater than the estimated value of the underlying collateral. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.
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
As of December 31, 2014, balloon and bullet transactions represented 92% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.
Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.
Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2014, cash flow transactions comprised $2.0 billion, or 78%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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
Our recent loan originations are comprised of a larger percentage of broadly syndicated deals. As such, a majority of our leveraged finance loan portfolio consists of loans and other debt products in which we are neither the sole lender, the agent for the lending group that receives payments under the loan or other debt product nor the agent that controls the underlying collateral. These loans may not include the same covenants that we generally require of our borrowers. For these loans and other debt products, we may not have direct access to the customer and, as a result, may not receive the same financial or operational information as we receive for loans or other debt products for which we are the agent. This may make it more difficult for us to track or rate these loans or other debt products. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan or other debt product without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans or other debt products may choose not to take the same actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan that we would have taken had we been the agent for the loan or other debt product.
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
We selectively underwrite transactions that we may be unable to syndicate or sell to our credit funds.
On a selective basis, we commit to underwrite transactions that are significantly larger than our internal hold targets and we then seek to syndicate amounts in excess of our target to other lenders or plan to season the loan on our balance sheet to satisfy tax requirements and then sell the excess amounts to our credit funds. If we are unable to syndicate or sell these commitments, we may have to sell the additional exposure to third parties on unfavorable terms, which could adversely affect our financial condition or results of operations. In addition, if we must hold a larger portion of a transaction than we would like, we may not be able to complete other transactions and our loan portfolio may become more concentrated, which could affect our business, financial condition and results of operations.
We provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products that may rank junior to rights of other lenders, representing a higher risk of loss than our other loans and debt products in which we have a first priority position.
To a lesser extent, we provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are typically junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2014, our second lien and, subordinated/mezzanine loans totaled $90.3 million.
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
During 2014, we completed a $289.5 million term debt securitization, issued $200 million of subordinated notes with a commitment to issue an additional $100 million, increased the size of asset-based loan credit facility from $75 million to $110 million, and increased the size of the term loan under our corporate credit facility from $200 million to $238.5 million. Additionally, we called a term debt securitization and redeemed the notes at par.
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
We have completed seven term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $2.3 billion of rated notes. Four of these balance sheet term debt securitization were outstanding as of December 31, 2014. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. At December 31, 2014, the ratings range from AAA to CCC+ by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to Ba2 by Moody’s Investors Service, Inc., depending on the class of notes.
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
We have retained 100% of the junior-most interests issued in our balance sheet term debt securitizations, totaling $236.9 million in principal amount, issued in each of our four outstanding balance sheet term debt securitizations as of December 31, 2014. Also, as of December 31, 2014, we have repurchased $6.2 million of outstanding notes of our balance sheet term debt securitizations that were outstanding as of December 31, 2014. The notes issued in the term debt securitizations that we did not retain are senior to the junior-most interests we did retain. Our receipt of future cash flows on the junior-most interests is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.
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
We monitor for compliance with the Investment Company Act on an ongoing basis and may be compelled to take or refrain from taking actions, to acquire additional income or loss generating assets or to forgo opportunities that might otherwise be beneficial or advisable, including, but not limited to selling assets that are considered to be investment securities or foregoing sale of assets which are not investment securities, in order to ensure that we (or a subsidiary) may continue to rely on the applicable exceptions or exemptions. These limitations on our freedom of action could have a material adverse effect on our financial condition and results of operations.
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
For the years ended December 31, 2014, 2013 and 2012, we recorded net income of $10.6 million, $24.6 million, and $24.0 million, respectively. We may not be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could further decline.

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2014 was approximately 52,849 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

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
As of February 27, 2015, there were approximately 92 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.
Our common stock has traded on the NASDAQ Global Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2014 and 2013 is presented below:

	2014		2013
	High	Low	High	Low
Quarter ended:
December 31	$13.98	$9.73	$19.02	$14.18
September 30	14.35	10.25	19.83	12.82
June 30	14.35	10.20	13.60	11.37
March 31	17.95	13.78	14.81	12.95
On February 27, 2015, the last reported closing price of our common stock on the NASDAQ Global Market was $9.98 per share.
The following graph shows a comparison from December 31, 2009 through December 31, 2014 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2009. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

We have never declared or paid cash dividends on our common stock. We have no current plans to pay cash dividends on our common stock. We intend to retain available funds and any future earnings to reduce debt and fund the development and growth of our business.
Issuer Purchases of Equity Securities
The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2014:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	82,372	$11.99	82,110	$7,258,590
November 1-30, 2014	46,939	11.95	46,939	6,697,620
December 1-31, 2014	1,098,296	10.34	98,296	5,580,417
Total: Three months ended December 31, 2014	1,227,607	10.51	227,345	5,580,417

(1)
The Company repurchased 227,345 shares during the period pursuant to the share repurchase program that we announced on August 13, 2014 (the “August Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
Includes an aggregate of 262 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.

(3)	The Company repurchased 1,000,000 shares on December 18, 2014 in a privately negotiated transaction with an unaffiliated third party

(4)	The August Repurchase Program provides for the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.	Selected Financial Data
Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$136,171	$127,684	$123,945	$115,680	$112,826
Interest expense	57,775	42,971	35,591	34,953	40,558
Net interest income	78,396	84,713	88,354	80,727	72,268
Provision for credit losses	27,108	9,738	12,651	17,312	32,997
Net interest income (loss) after provision for credit losses	51,288	74,975	75,703	63,415	39,271
Fee income	2,467	3,670	4,619	3,070	2,409
Asset management income	1,054	2,482	2,984	2,635	2,872
Gain (loss) on derivatives	(39)	(143)	(315)	242	28
Gain (loss) on sale of loans and debt securities	(230)	72	335	128	(116)
Gain on acquisition	—	—	—	—	5,649
Other income (loss)	7,964	7,431	3,948	(2,008)	7,854
Total non-interest income	11,216	13,512	11,571	4,067	18,696
Compensation and benefits	30,383	32,672	31,139	30,144	26,418
General and administrative expenses	15,133	16,726	15,158	13,787	14,195
Total operating expenses	45,516	49,398	46,297	43,931	40,613
Operating income before income taxes	16,988	39,089	40,977	23,551	17,354
Results of Consolidated VIE
Interest income	5,268	5,321	—	—	—
Interest expense—credit facilities	2,865	1,879	—	—	—
Interest expense—Fund membership interest	1,292	1,353	—	—	—
Other income	229	51	—	—	—
Operating expenses	249	78	—	—	—
Net results from consolidated VIE	1,091	2,062	—	—	—
Income before income taxes	18,079	41,151	40,977	23,551	17,354
Income tax expense	7,485	16,556	17,000	9,403	6,935
Net income before noncontrolling interest	10,594	24,595	23,977	14,148	10,419
Net income attributable to noncontrolling interest	—	—	—	—	(187)
Net income attributable to NewStar Financial, Inc. common stockholders	$10,594	$24,595	$23,977	$14,148	$10,232
Income (loss) per share:
Basic	$0.22	$0.51	$0.51	$0.29	$0.21
Diluted	0.21	0.46	0.45	0.27	0.19
Weighted average shares outstanding:
Basic	48,266,731	48,157,319	47,370,095	48,106,032	49,449,314
Diluted	51,575,491	52,941,981	52,733,552	52,925,924	52,548,104
Outstanding shares of common stock	46,620,474	48,658,606	49,311,008	49,345,676	50,562,826

	December 31,
	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$33,033	$43,401	$27,212
Restricted cash	95,411	167,920	208,667
Cash collateral on deposit with custodian	38,975	—	—
Investments in debt securities, available-for-sale	46,881	22,198	21,127
Loans, held-for-sale	200,569	14,831	51,602
Loans, net	2,305,896	2,095,250	1,720,789
Other assets	90,244	86,862	127,673
Subtotal	2,811,009	2,430,462	2,157,070
Assets of Consolidated VIE
Restricted cash	—	1,950	—
Loans, net	—	171,427	—
Other assets	—	3,022	—
Total assets of Consolidated VIE	—	176,399	—
Total assets	$2,811,009	$2,606,861	$2,157,070
Credit facilities	$487,768	$332,158	$229,941
Term debt securitizations	1,193,187	1,212,374	1,121,764
Corporate debt	238,500	200,000	100,000
Subordinated notes	156,831	—	—
Repurchase agreements	57,227	67,954	30,583
Other liabilities	36,499	26,544	79,965
Subtotal	2,170,012	1,839,030	1,562,253
Liabilities of Consolidated VIE
Credit facilities	—	120,344	—
Subordinated debt	—	30,000	—
Other liabilities	—	1,277	—
Total liabilities of Consolidated VIE	—	151,621	—
Total liabilities	2,170,012	1,990,651	1,562,253
NewStar Financial, Inc. stockholders’ equity	640,997	615,552	594,817
Retained earnings of Consolidated VIE	—	658	—
Total stockholders’ equity	640,997	616,210	594,817
Supplemental Data:
Investments in debt securities, gross	$53,098	$25,298	$25,298
Loans held-for-sale, gross	202,369	14,897	52,120
Loans held-for-investment, gross	2,370,255	2,325,144	1,796,845
Loans and investments in debt securities, gross	2,625,722	2,365,339	1,874,263
Unused lines of credit	317,583	326,231	245,483
Standby letters of credit	7,911	6,880	4,497
Total funding commitments	$2,951,216	$2,698,450	$2,124,243

Loans held-for-sale, gross	$202,369	$14,897	$52,120
Loans held-for-investment, gross	2,370,255	2,325,144	1,796,845
Total loans, gross	2,572,624	2,340,041	1,848,965
Deferred fees, net	(23,176)	(17,130)	(26,938)
Allowance for loan losses—general	(22,258)	(18,099)	(19,423)
Allowance for loan losses—specific	(20,725)	(23,304)	(30,213)
Total loans, net	$2,506,465	$2,281,508	$1,772,391

	December 31,
	2014	2013	2012
Managed Portfolio
NewStar Financial, Inc.	$2,625,722	$2,192,694	$1,874,263
Arlington Program	383,834	—	—
Arlington Fund (1)	—	172,645	—
Clarendon Fund	236,703	—	—
NewStar TRS Fund	85,024	—	—
NCOF	36,272	93,263	559,328
Total Managed Portfolio	$3,367,555	$2,458,602	$2,433,591

Managed Assets
NewStar Financial, Inc.	$2,811,009	$2,430,462	$2,157,070
Arlington Program	400,000	—	—
Arlington Fund (1)	—	172,645	—
Clarendon Fund	400,000	—	—
NewStar TRS Fund	110,575	—	—
NCOF	39,047	168,225	620,292
Total Managed Assets	$3,760,631	$2,771,332	$2,777,362

Average Balances (2):
Loans and other debt products, gross	$2,320,186	$1,988,416	$1,893,571
Interest earning assets (3)	2,508,729	2,223,908	2,036,526
Total assets	2,543,967	2,275,309	2,051,565
Interest bearing liabilities	1,983,516	1,627,816	1,414,967
Equity	617,044	604,742	579,083

	Year Ended December 31,
	2014	2013	2012
Performance Ratios (4):
Return on average assets	0.42%	1.08%	1.17%
Return on average equity	1.72	4.07	4.14
Net interest margin, before provision	3.17	3.90	4.34
Loan portfolio yield	6.09	6.68	6.54
Efficiency ratio	50.32	49.30	46.46
Credit Quality and Leverage Ratios (5):
Delinquent loan rate (at period end)	1.84%	0.22%	3.59%
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	—%	—%	1.17%
Non-accrual loan rate (at period end)	3.70%	3.04%	4.05%
Non-performing asset rate (at period end)	3.84%	3.60%	4.77%
Net charge off rate (end of period loans)	1.07%	0.77%	1.49%
Net charge off rate (average period loans)	1.10%	0.91%	1.43%
Allowance for credit losses ratio (at period end)	1.84%	1.80%	2.78%
Debt to equity (at period end)	3.32x	3.18x	2.49x
Equity to assets (at period end)	22.80%	23.64%	27.58%

(1)	Consolidated as a Variable Interest Entity

(2)	Averages are based upon the average daily balance during the period.

(3)	Includes loan portfolio, cash, cash equivalents and restricted cash.

(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.

(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report.
Overview
NewStar Financial, Inc. is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company is also a registered investment adviser and provides asset management services to institutional investors through a series of managed credit funds that co-invest in certain types of loans originated by the Company. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.
These lending activities require specialized skills and transaction experience, as well as, a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.
We target our marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks, real estate investors and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we target companies with business operations across a broad range of industry sectors. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.
Our emphasis on direct origination is an important aspect of our marketing and credit strategy. Our national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows us to be highly selective in our credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. Our direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides us with direct access to management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, advise our customers’ financial strategies and capital structures, which we believe benefits our credit performance.
The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower may exceed $35 million.
NewStar offers a set of credit products and services that have many common attributes, but which are highly specialized by lending group and market segment. Although both the Leveraged Finance and Business Credit lending groups structure loans as revolving credit facilities and term loans, the style of lending and approach to credit management is highly specialized. The Equipment Finance group broadens our product offering to include a range of lease financing options. The operational intensity of each product also varies by lending group.
Although NewStar operates as a single segment, the Company derives revenues from our asset management activities and four specialized lending groups that target market segments in which we believe that we have competitive advantages:

•
Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales revenue typically totaling between $25 million and $500 million;

•
Real Estate, provides first mortgage debt primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Equipment Finance, provides leases, loans and lease lines to finance purchases of equipment and other capital expenditures typically for companies with annual sales of at least $25 million; and

•
Asset Management, provides opportunities for qualified institutions to invest in credit funds managed by the Company with strategies to co-invest in loans originated by its Leveraged Finance lending group.

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
Market conditions in most segments of the loan market that we target improved in the fourth quarter compared to the prior quarter. According to Thomson Reuters, overall middle market loan demand in the fourth quarter increased as compared to the third quarter and as compared to the same period last year, with volume of $53 billion. The markets remained highly competitive and liquid as the supply of new capital continued to outpace demand for new financing for growth or acquisitions. The volume represented by new middle market transactions, as opposed to refinancings, increased in the fourth quarter to $24 billion; refinancing volume was $29 billion. As a percentage of total volume, new transactions remained steady at 46% versus the prior quarter but increased from 43% at the end of 2013.
The pricing environment in the broader loan market weakened through the first half of 2014 due primarily to modest M&A activity as lenders competed for a limited universe of deals, but yields rebounded in the second half of the year, increasing in both the third and fourth quarters. Despite the downward trend in the first half of the year, we believe that conditions in the middle market remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the first half of 2014 and have trended upward in the second half. Loan yields in both the large corporate market and middle market have increased in the fourth quarter. Large corporate loan yields were up to 5.9% from 5.4% in the third quarter and 4.8% in the same quarter last year. Middle market loan yields were up to 6.6% from 6.0% in the third quarter and from 5.9% in the same quarter last year. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.
Our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans has remained relatively weak in the fourth quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter. We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.
Conditions in our core funding markets have remained steady in the fourth quarter as many fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The market had been unsettled through much of the year, however, as regulatory headwinds dampened demand for CLOs among banks. The broader fixed income markets remained active in the quarter as the market seems to have adjusted to changes in the Federal Reserve’s monetary policies. As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.
Despite a slower start to the year as compared to 2013, new U.S. CLO issuance in 2014 was over $123 billion, representing a 50% increase over 2013. Total U.S. CLO issuance in 2012 and 2011 was $55 billion and $12 billion, respectively. After trending slightly downward through the first half of 2014, CLO credit spreads have trended slightly upward through the second half of the year, however, reflecting the impact of a steepening yield curve and regulatory concerns, including FDIC surcharge for deposit insurance and risk retention rules in addition to the Volcker Rule. As a result, we believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved.
Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the fourth quarter as we originated $775 million of new loans at attractive yields. After declining through the first half of 2014 in a muted M&A volume environment, yields have rebounded. Although pricing remained thinner and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing widening and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market.
We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain favorable into 2015 and continue to provide opportunities for us to increase our origination volume.
Recent Developments
Strategic Relationship
On November 4, 2014, we announced a strategic relationship GSO and Franklin Square and entered into an investment agreement with FS Investment Corporation, FS Investment Corporation II, and FS Investment Corporation III (collectively the “Franklin Square Funds”) pursuant to which we agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”).
On December 4, 2014, we issued $200 million of the subordinated notes. The Warrants were issued in two tranches on December 4, 2014 and January 23, 2015. We are required to issue the remaining $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase.
Clarendon Fund
In December 2014, we formed a new managed credit fund, NewStar Clarendon Fund CLO ("Clarendon Fund") a $400 million middle market CLO used to provide leverage for a managed credit fund anchored by an investment from funds sponsored by Franklin Square Capital Partners and sub-advised by GSO Capital, the credit division of Blackstone to co-invest in middle market commercial loans originated by the Company. In January 2015, we completed the sale of the Clarendon Fund's CLO bonds to third party investors. As of December 31, 2014, the Clarendon Fund loan portfolio had an outstanding balance of approximately $236.7 million.
Liquidity
On January 13, 2015, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment, among other things, increased the commitment amount from $275.0 million to $375.0 million, increased the maximum amount that the credit facility may be increased to $425.0 million, subject to lender approval, and modified certain concentration amounts and specified threshold amounts.
On December 8, 2014, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund asset-based loan origination. The amendment, among other things, increased the commitment amount from $100.0 million to $110.0 million, extended the maturity date to December 7, 2017, and increased the maximum amount that the credit facility may be increased to $300.0 million, subject to lender approval.
On December 4, 2014, NewStar TRS I LLC, a newly-formed subsidiary of the Company, entered into a total return swap (the "TRS") of senior secured floating rate loans with Citibank, N.A. The TRS was subsequently amended on December 15, 2014 increasing the maximum notional amount to $125.0 million from $75.0 million.
Stock Repurchase Program
On December 22, 2014, we repurchased 1,000,000 shares of our common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million. This transaction was not made under the stock repurchase program announced on August 13, 2014 described below.
On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2014, we had repurchased 382,999 shares of our common stock under this program at a weighted average price per share of $11.54.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
NewStar’s basic and diluted income per share for 2014 was $0.22 and $0.21, respectively, on net income of $10.6 million compared to basic and diluted income per share for 2013 of $0.51 and $0.46, respectively, on net income of $24.6 million, and basic and diluted income per share for 2012 of $0.51 and $0.45, respectively, on net income of $24.0 million. Our managed portfolio was $3.4 billion at December 31, 2014 compared to $2.5 billion at December 31, 2013 and $2.4 billion at December 31, 2012. Our managed assets totaled $3.8 billion at December 31, 2014 compared to $2.9 billion at December 31, 2013, and at December 31, 2012.
Loan portfolio yield
Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.09% for 2014, 6.68% for 2013 and 6.54% for 2012. The decrease in loan portfolio yield was primarily driven by a decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2013, and the average yield on loans which were repaid subsequent to December 31, 2013 was higher than the average yield on loans in our total loan portfolio. The increase in loan portfolio yield from 2012 to 2013 was primarily driven by the recognition of deferred paid-in-kind interest on certain impaired loans, and the average yield on loans which were repaid subsequent to December 31, 2012 was lower than the average yield on loans in our average total loan portfolio for 2013. Additionally, subsequent to December 31, 2012, the outstanding balance of lower yielding commercial real estate loans decreased $54.4 million.
Net interest margin
Net interest margin, which is net interest income divided by average interest earning assets, was 3.17% for 2014, 3.90% for 2013 and 4.34% for 2012. The primary factors impacting net interest margin for 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the subordinated notes interest expense, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2012 were accelerated loan deferred fee recognition due to a prepayment of loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.
Efficiency ratio
Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 50.32% for 2014, 49.30% for 2013 and 46.46% for 2012. The increase in our efficiency ratio for 2014 as compared to 2013 is primarily due to increased interest expense driven by an increase in our interest bearing liabilities, and the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility, partially offset by a decrease in operating expenses. The increase in our efficiency ratio for 2013 as compared to 2012 was primarily due to an increase in operating expenses.
Allowance for credit losses ratio
Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.84% at December 31, 2014, 1.80% as of December 31, 2013 and 2.78% as of December 31, 2012. The increase in the allowance for credit losses ratio from 2013 to 2014 is primarily due to the increase in general provision resulting from the increase in outstanding loans due to new loan origination during the year, an increase in specific provision and the deconsolidation of the assets of the Arlington Fund on June 26, 2014, which did not carry a related allowance. The decrease in the allowance for credit losses ratio from 2012 to 2013 is primarily due to a decrease in the balance of the specific allowance for credit losses, the NCOF portfolio purchase, which was acquired on December 17, 2013 at fair value and no allowance was required at year end, the consolidation of the Arlington Fund as a VIE, for which no allowance was needed at year end, positive credit migration, improving economic conditions, and charge offs of impaired loans. During 2014, we recorded $22.1 million of net specific provision for credit losses on impaired loans and had net charge offs totaling $25.3 million. At December 31, 2014, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $23.0 million. At December 31, 2013, the specific allowance for credit losses was $23.3 million, and the general allowance for credit losses was $18.6 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate
Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.84% as of December 31, 2014 as compared to 0.22% as of December 31, 2013. We had delinquent loans with an outstanding balance of $43.6 million and $5.1 million as of December 31, 2014 and 2013, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.
Delinquent loan rate for accruing loans 60 days or more past due
Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of December 31, 2014 or 2013. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.
Non-accrual loan rate
Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.70% as of December 31, 2014 and 3.04% as of December 31, 2013. As of December 31, 2014 and 2013, the aggregate outstanding balance of non-accrual loans was $87.8 million and $70.7 million, respectively and total outstanding loans and leases held for investment was $2.4 billion and $2.3 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Non-performing asset rate
Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.84% as of December 31, 2014 and 3.60% as of December 31, 2013. As of December 31, 2014 and 2013, the sum of the aggregate outstanding balance of non-performing assets was $91.0 million and $84.2 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Net charge off rate (end of period loans and leases)
Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2014, 2013 and 2012, the net charge off rate was 1.07%, 0.77% and 1.49%, respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Net charge off rate (average period loans and leases)
Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For 2014, 2013 and 2012, the net charge off rate was 1.10%, 0.91% and 1.43%, respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Return on average assets
Return on average assets, which is net income divided by average total assets was 0.42% for 2014, 1.08% for 2013, and 1.17% for 2012.
Return on average equity

Return on average equity, which is net income divided by average equity, was 1.72% for 2014, 4.07% for 2013, and 4.14% for 2012.
Review of Consolidated Results
A summary of NewStar’s consolidated financial results for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Net interest income:
Interest income	$136,171	$127,684	$123,945
Interest expense	57,775	42,971	35,591
Net interest income	78,396	84,713	88,354
Provision for credit losses	27,108	9,738	12,651
Net interest income after provision for credit losses	51,288	74,975	75,703
Non-interest income:
Fee income	2,467	3,670	4,619
Asset management income	1,054	2,482	2,984
Gain (loss) on derivatives	(39)	(143)	(315)
Gain on sale of loans	(230)	72	335
Other income (loss)	7,964	7,431	3,948
Total non-interest income	11,216	13,512	11,571
Operating expenses:
Compensation and benefits	30,383	32,672	31,139
General and administrative expenses	15,133	16,726	15,158
Total operating expenses	45,516	49,398	46,297
Operating income before income taxes	16,988	39,089	40,977
Results of Consolidated Variable Interest Entity:
Interest income	5,268	5,321	—
Interest expense—credit facilities	2,865	1,879	—
Interest expense—Fund membership interest	1,292	1,353	—
Other income	229	51	—
Operating expenses	249	78	—
Net results from Consolidated Variable Interest Entity	1,091	2,062	—
Income before income taxes	18,079	41,151	40,977
Income tax expense	7,485	16,556	17,000
Net income	$10,594	$24,595	$23,977
Comparison of the Years Ended December 31, 2014 and 2013
Interest income. Interest income increased $8.4 million, to $141.4 million for 2014 from $133.0 million for 2013. The increase was primarily due to an increase in average balance of our interest earning assets to $2.5 billion from $2.2 billion, partially offset by a decrease in the yield on average interest earning assets to 5.64% from 5.98% primarily due to a decrease in contractual interest rates from new loan origination and re-pricing subsequent to December 31, 2013.
Interest expense. Interest expense increased $15.7 million, to $61.9 million for 2014 from $46.2 million for 2013. The increase is primarily due to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, an increase in the average balance of our interest bearing liabilities to $2.0 billion from $1.6 billion, and an increase in the average cost of funds to 3.12% from 2.84%.
Net interest margin. Net interest margin decreased to 3.17% for 2014 from 3.90% for 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, a decrease in our average yield on interest earning assets due to the recognition of deferred paid-in-kind interest on certain impaired loans during 2013 and the acceleration of amortization of deferred fees from loans that were paid off during 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.52% from 3.14%.
The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,508,729	$141,439	5.64%	$2,223,908	$133,005	5.98%
Total interest bearing liabilities	1,983,516	61,932	3.12	1,627,816	46,203	2.84
Net interest spread		$79,507	2.52%		$86,802	3.14%
Net interest margin			3.17%			3.90%
Provision for credit losses. The provision for credit losses increased to $27.1 million for 2014 from $9.7 million for 2013. The increase in the provision was primarily due to an increase of $11.0 million of net specific provisions, as well as an increase of $6.4 million of general provisions recorded during 2014 as compared to 2013. During 2014, we recorded net specific provisions for impaired loans of $22.1 million compared to $11.2 million recorded during 2013. The increase in the net specific component of the provision for credit losses was primarily due to further negative credit migration related to six previously identified impaired loans and two loans identified as impaired during 2014. During 2014, we recorded general provisions of $5.0 million compared to a release of general provisions of $1.4 million recorded during 2013. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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
For Leveraged Finance loans and Equipment Finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.
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
For consolidated variable interest entities to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets. The Company provided capital on a transitional basis to the Arlington Fund. At December 31, 2013, the expected and actual loss on the Arlington Fund was zero and no allowance was recorded. We deconsolidated the Arlington Fund on June 26, 2014. We did not recognize any losses on loans on the date of deconsolidation.
The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.
Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.
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

 Impaired loans at December 31, 2014 were in Leveraged Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2014, we had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as troubled debt restructurings. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. As of December 31, 2014, we had one restructured impaired loan that had an outstanding balance greater than $20 million and one restructured impaired loan that had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.
Non-interest income. Non-interest income decreased $2.2 million, to $11.4 million for 2014 from $13.6 million for 2013. For 2014, non-interest income was primarily comprised of $6.7 million of gains recognized from the sale of equity interests in certain impaired borrowers, $2.5 million of fee income, $2.1 million of income from other real estate owned properties, $1.8 million of unused fees, $1.1 million of asset management fees, $0.8 million of equity method of accounting losses, $0.6 million of net losses on the value of equity interests in certain impaired borrowers, a $0.9 million unrealized loss on a total return swap, and a $0.8 million loss on the creation of a new credit fund. For 2013, non-interest income was primarily comprised of $3.7 million of fee income, $2.5 million of asset management fees, $2.5 million of income from other real estate owned properties, $1.8 million of unused fees, $0.7 million of one-time proceeds from a revenue sharing agreement with one of our borrowers, a $0.6 million gain on the value of equity interests in an impaired borrower, $1.3 million gain on the sale of an equity interest in an impaired borrower, and $1.0 million of equity method of accounting losses.
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
Operating expenses. Operating expenses decreased $3.7 million, to $45.8 million for 2014 from $49.5 million for 2013. Employee compensation and benefits decreased $2.3 million primarily due to a decrease in equity compensation expense resulting from the vesting of equity awards subsequent to December 31, 2013. General and administrative expenses decreased $1.6 million.
Results of Consolidated Variable Interest Entity. In April 2013, we announced that we had formed a new managed credit fund, the Arlington Fund, in partnership with an institutional investor to co-invest in middle market commercial loans originated by NewStar. As the managing member of Arlington Fund, we retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for our services. From inception, the Company was deemed to be the primary beneficiary of Arlington Fund and, therefore, consolidated the financial results of Arlington Fund with the Company’s results of operations and statements of financial position since April 2013.
Upon completion of the Arlington Program’s term debt securitization on June 26, 2014, our membership interests in Arlington Fund were redeemed and new membership interests in the Arlington Program were issued to its equity investors. As a result of the repayment of our advances as the Class B lender under the warehouse facility and the redemption of our membership interests in the Arlington Fund, we have no ownership or financial interests in the Arlington Fund or its successors except to the extent that we receive management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, we deconsolidated the Arlington Fund from our statements of financial position beginning on June 26, 2014 and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.
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
Income taxes. For 2014 and 2013, we provided for income taxes based on an effective tax rate of 41% and 40%, respectively. The effective tax rates differed from the federal statutory rate of 35% due largely to state tax expense in both years.
As of December 31, 2014 and 2013, we had net deferred tax assets of $28.1 million and $30.2 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2014. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2014. As of December 31, 2014, our deferred tax asset was primarily comprised of $23.9 million related to our allowance for credit losses and $10.0 million related to equity compensation, which was partially offset by deferred tax liabilities related the Equipment finance portfolio.
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
Provision for credit losses. The provision for credit losses decreased to $9.7 million for 2013 from $12.7 million for 2012. The decrease in the provision was primarily due to a decrease of $5.5 million of net specific provisions recorded during 2013 as compared to 2012. During 2013, we recorded net specific provisions for impaired loans of $11.2 million compared to $16.7 million recorded during 2012. The decrease in the net specific component of the provision for credit losses was primarily due to the resolution of certain impaired loans which were subsequently charged off and positive credit migration. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates changes in economic conditions, credit availability, industry and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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
Income taxes. For 2013 and 2012, we provided for income taxes based on an effective tax rate of 40% and 41%, respectively. The effective tax rates differed from the federal statutory rate of 35% due largely to state tax expense in both years. Our tax rate for 2013, reflects the consolidation of the results of our variable interest entities.
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
During the fourth quarter of 2014, the U.S. economy continued to show improvement and growth as the quarter saw favorable trends in personal consumption, auto sales, durable goods and consumer confidence despite continued geopolitical uncertainty and the increasing likelihood of rising interest rates. We expect the broader favorable trends and modest growth in the U.S. to continue and monetary policy to remain conducive to growth in the near term. We expect the broader favorable trends and slow growth in the U.S. to continue and monetary policy to remain conducive to growth in the near term. Despite tapering, we expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of stabilizing market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.
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
Strategic Relationship

On November 4, 2014, we announced a strategic relationship GSO and Franklin Square and entered into an investment agreement with FS Investment Corporation, FS Investment Corporation II, and FS Investment Corporation III (collectively the “Franklin Square Funds”) pursuant to which we agreed to issue $300 million of 8.25% subordinated notes due 2024 and warrants exercisable for 12 million shares of the Company’s common stock at an exercise price of $12.62 per share (the “Warrants”).
On December 4, 2014, we issued $200 million of the subordinated notes. The Warrants were issued in two tranches on December 4, 2014 and January 23, 2015. We are required to issue the remaining $100 million of 8.25% subordinated notes due 2024 within one year of the initial purchase.
Cash and Cash Equivalents
As of December 31, 2014 and 2013, we had $33.0 million and $43.4 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future or to equity fund loans.
Restricted Cash
Separately, we had $95.4 million and $167.9 million of restricted cash as of December 31, 2014 and 2013, respectively, and the Arlington Fund had $2.0 million of restricted cash as of December 31, 2013. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2014, we could use $32.8 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2014.
Asset Quality and Allowance for Loan and Lease Losses
If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2014 we had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $87.8 million were on non-accrual status. During 2014, $25.3 million of impaired loans were charged-off. Impaired loans of $43.6 million were greater than 60 days past due and classified as delinquent. During 2014, we recorded $22.1 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $8.7 million related to delinquent loans.
We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.
We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of December 31, 2014 and 2013 was $43.0 million and $41.4 million, respectively, or 1.81% and 1.78% of loans and leases, gross, respectively. As of December 31, 2014, we also had a $0.7 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.84%.
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
Activity in the allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Balance as of beginning of period	$41,403	$49,636	$63,700
General provision for loan and lease losses	4,779	(1,544)	(3,918)
Specific provision for loan losses	22,070	11,159	16,653
Net charge offs	(25,269)	(17,848)	(26,799)
Balance as of end of period	42,983	41,403	49,636
Allowance for losses on unfunded loan commitments	710	451	328
Allowance for credit losses	$43,693	$41,854	$49,964
During 2014 we recorded a total provision for credit losses of $27.1 million. The Company increased its allowance for credit losses four basis points to 1.84% of gross loans at December 31, 2014 from 1.80% at December 31, 2013.
Borrowings and Liquidity
As of December 31, 2014 and 2013, we had outstanding borrowings totaling $2.2 billion and $2.0 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.
As of December 31, 2014, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$585,000	$487,768	$97,232	2015 – 2019
Term debt securitizations(1)	1,208,187	1,193,187	15,000	2017 – 2023
Corporate debt	238,500	238,500	—	2016-2018
Subordinated notes	300,000	200,000	100,000	2024
Repurchase agreements	57,227	57,227	—	2017
Total	$2,388,914	$2,176,682	$212,232

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.
We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2014, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make‑whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.
Credit Facilities
As of December 31, 2014 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $110 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with

Wells Fargo to fund equipment leases and loans. Prior to the completion of its term debt securitization, the Arlington Fund had one credit facility, consisting of a $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.
We have a $275.0 million credit facility with Wells Fargo to fund leveraged finance loans. On January 13, 2015, we entered into an amendment to this credit facility which, among other things, increased the commitment amount to $375.0 million, with the ability to further increase the commitment amount to $425.0 million, subject to lender approval and other customary conditions, and modified certain concentration amounts and specified threshold amounts. The credit facility had an outstanding balance of $261.7 million and unamortized deferred financing fees of $2.9 million as of December 31, 2014. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.
We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $114.8 million and unamortized deferred financing fees of $0.2 million as of December 31, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.6 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.
We have a $110.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $94.4 million and unamortized deferred financing fees of $0.8 million as of December 31, 2014. On December 8, 2014, we entered into an amendment which increased the commitment amount under this credit facility to $110.0 million from $100.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.
We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $17.0 million and unamortized deferred financing fees of $1.1 million as of December 31, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.
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
The term note may be prepaid at any time without a prepayment penalty including in the event of a change of control. As of December 31, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.1 million.

Subordinated notes
On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to our existing and future senior debt. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment which was $43.2 million. The debt discount will accrete to par over time and will be recorded as non-cash interest expense. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle) feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and will mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, ending on December 5, 2019. We are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.
Subordinated debt - Fund membership interest
Prior to the completion of the Arlington Program’s term debt securitization on June 26, 2014, we had purchased membership interests totaling $5.0 million in the Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. The Company was the primary beneficiary of the Arlington Fund, and as a result of consolidating the Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in our consolidated statement of financial position. We applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, we eliminated the economic results of our related portion of the membership interests and the applied interest expense from our results of operations and statements of financial position. A portion of the proceeds from the Arlington Program’s term debt securitization were used to redeem the membership interests in the Arlington Fund. As a result, we deconsolidated the Arlington Fund from our statements of financial position beginning on June 26, 2014. We are not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.
Term Debt Securitizations
In June 2007 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2014, the $316.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $377.0 million. At December 31, 2014, deferred financing fees were $0.5 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.
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
The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$162,405	0.24%	AAA/Aaa/AAA
Class A-2	100,000	51,089	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+
Total notes	546,000	316,787
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$370,787

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

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2014, deferred financing fees were $2.2 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90	Aaa/AAA
Class B	26,000	26,000	Libor+3.25	Aa2/N/A
Class C	35,200	35,200	Libor+4.25	A2/N/A
Class D	11,400	11,400	Libor+6.25	Baa2/N/A
Total notes	$263,300	$263,300
Class E	16,300	16,300	N/A	Ba1/N/A
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.
On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2014, the $323.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $385.0 million. At December 31, 2014, deferred financing fees were $4.6 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65	AAA/Aaa
Class A-R	35,000	20,000	(1)	AAA/Aaa
Class B	38,000	38,000	Libor+2.30	AA/N/A
Class C	36,000	36,000	Libor+3.80	A/N/A
Class D	21,000	21,000	Libor+4.55	BBB/N/A
Class E	6,000	6,000	Libor+5.30	BBB-/N/A
Total notes	338,600	323,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$385,000

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
On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2014, deferred financing fees were $3.1 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80	Aaa
Class B-1	20,000	20,000	Libor+2.60	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	Libor+3.60	A2
Class D	23,500	23,500	Libor+4.75	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.
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
Repurchase Agreement
On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest

(at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of December 31, 2014. As of December 31, 2014, unamortized deferred financing fees were $0.9 million and the outstanding balance was $57.2 million. During 2014, we made principal payments totaling $10.7 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.
Stock Repurchase Program
On December 22, 2014, we repurchased 1,000,000 shares of the Company's common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million.
On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2014, we had repurchased 382,999 shares of our common stock under this program at a weighted average price per share of $11.54.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	$114,751	$373,017	$—	$—	$487,768
Term debt (1)	—	—	—	1,193,187	1,193,187
Corporate debt	—	238,500	—	—	238,500
Subordinated notes	—	—	—	200,000	200,000
Repurchase agreement	—	57,227	—	—	57,227

Non-cancelable operating leases	1,462	2,697	2,285	150	6,594
Total	$116,213	$671,441	$2,285	$1,393,337	$2,183,276

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
On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by us, in return for an interest payment to Citibank. The underlying loan portfolio of the TRS are typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On December 15, 2014, we entered into an amendment to the TRS that increased the maximum value to $125.0 million. As of December 31, 2014, the fair value of the underlying loan portfolio was $109.2 million. Interest accrues at one-month LIBOR+1.60% per annum. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of December 31, 2015, we had cash collateral on deposit with Citibank of $39.0 million. Our obligations under the TRS are non-recourse to us, and or exposure is limited to the value of the cash collateral. Citibank may terminate the TRS on or after December 4, 2015, and we can terminate the TRS at any time upon providing 10 days notice, subject to a termination fee if terminated prior to December 4, 2015. At December 31, 2014 the TRS had an unrealized loss of $0.9 million.
We did not have any material outstanding derivatives as of December 31, 2013.
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

At December 31, 2014, we had $317.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $266.7 million and unfunded commitments related to delayed draw term loans were $44.9 million. $6.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.
Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $266.7 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2014, we categorized $159.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2014 we had $107.0 million of unfunded unrestricted revolving commitments.
During the three months ended December 31, 2014, revolver usage averaged approximately 53%, which is line with the average of 47% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2014, revolving commitments increased $60.9 million.
Delayed draw credit facilities allow our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2014, delayed draw credit facility commitments increased $10.5 million.
Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2014 we had $7.9 million of standby letters of credit.
Interest rate risk mitigation products are offered to enable customers to meet their financing and risk management objectives. Derivative financial instruments consist predominantly of interest rate swaps, interest rate caps and floors. The interest rate risks to the Company of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. At December 31, 2014 and 2013, the fair value of the interest rate mitigation products was $0.1 million and $0, respectively.
On December 4, 2014, we entered into a TRS for senior floating rate loans with Citibank. The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by us, in return for an interest payment to Citibank. As of December 31, 2014, the fair value of the underlying loan portfolio was $109.2 million. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of December 31, 2014, we had cash collateral on deposit with Citibank of $39.0 million. Our obligations under the TRS are non-recourse to us, and our exposure is limited to the value of the cash collateral.
Critical Accounting Policies
Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:
Allowance for credit losses
A general allowance is provided for loans and leases that are not impaired and for which no specific impairment has been identified. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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

For Leveraged Finance loans and Equipment Finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.
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
For consolidated variable interest entities to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets. The Company provided capital on a transitional basis to the Arlington Fund. At December 31, 2013, the expected and actual loss on Arlington Fund was zero and no allowance was recorded. The Company deconsolidated the Arlington Fund on June 26, 2014. The Company did not recognize any losses on loans on the date of deconsolidation.
The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during the three months ended December 31, 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.
Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.
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
 Impaired loans at December 31, 2014 were in Leveraged Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.
Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.
Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2014.
ASC 740 (Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109) provides that a company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.
ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense.
The Company files U.S. federal and state income tax returns. As of December 31, 2014, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2010. A few states remain subject to examination for the year ended December 31, 2009.
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
Valuation of debt and equity linked instruments
We account for the subordinated notes and associated warrants issued to Franklin Square as debt and equity-linked instruments. The warrants are freestanding, indexed to the Company's common stock and are classified as equity. They were initially recorded at relative fair value, with no subsequent re-measurement. The allocation of the proceeds from the issuance of debt and warrants to Franklin Square was determined using the relative fair value method. The allocation of proceeds to the warrants created a debt discount to the subordinated debt and will be amortized over the life of the subordinated notes. The subordinated debt is presented net of the debt discount.

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
As of December 31, 2014 and 2013, investments in debt securities available-for-sale totaled $46.9 million and $22.2 million, respectively. At December 31, 2014 and 2013, our net unrealized gain on those debt securities totaled $0.01 million and $1.0 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.
Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.
As of December 31, 2014, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 94% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.
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
The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2014. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$11,390
Increase of	100	(9,690)
Increase of	200	(4,570)
Increase of	300	1,340
The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $2.1 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
NewStar Financial, Inc.:
We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 3, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
NewStar Financial, Inc.:
We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
March 3, 2015

NEWSTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$33,033	$43,401
Restricted cash	95,411	167,920
Cash collateral on deposit with custodian	38,975	—
Investments in debt securities, available-for-sale	46,881	22,198
Loans held-for-sale, net	200,569	14,831
Loans and leases, net	2,305,896	2,095,250
Deferred financing costs, net	26,514	21,386
Interest receivable	7,477	7,415
Property and equipment, net	660	833
Deferred income taxes, net	28,078	30,238
Income tax receivable	3,388	2,007
Other assets	24,127	24,983
Subtotal	2,811,009	2,430,462
Assets of Consolidated Variable Interest Entity:
Restricted cash	—	1,950
Loans, net	—	171,427
Deferred financing costs, net	—	997
Interest receivable	—	1,079
Other assets	—	946
Total assets of Consolidated Variable Interest Entity	—	176,399
Total assets	$2,811,009	$2,606,861
Liabilities:
Credit facilities	$487,768	$332,158
Term debt securitizations	1,193,187	1,212,374
Corporate debt	238,500	200,000
Subordinated notes	156,831	—
Repurchase agreements	57,227	67,954
Accrued interest payable	6,576	6,333
Other liabilities	29,923	20,211
Subtotal	2,170,012	1,839,030
Liabilities of Consolidated Variable Interest Entity:
Credit facilities	—	120,344
Accrued interest payable—credit facilities	—	434
Subordinated debt—Fund membership interest	—	30,000
Accrued interest payable—Fund membership interest	—	843
Total liabilities of Consolidated Variable Interest Entity	—	151,621
Total liabilities	2,170,012	1,990,651
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2014 and 2013;
Shares outstanding 46,620,474 in 2014 and 48,658,606 in 2013	466	487
Additional paid-in capital	718,825	655,143
Retained earnings	14,463	2,624
Common stock held in treasury, at cost $0.01 par value; 7,581,646 in 2014 and 4,642,202 in 2013	(92,724)	(43,271)
Accumulated other comprehensive income (loss), net	(33)	569
Total NewStar Financial, Inc. stockholders’ equity	640,997	615,552
Retained earnings of Consolidated Variable Interest Entity	—	658
Total stockholders’ equity	640,997	616,210
Total liabilities and stockholders’ equity	$2,811,009	$2,606,861
The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$136,171	$127,684	$123,945
Interest expense	57,775	42,971	35,591
Net interest income	78,396	84,713	88,354
Provision for credit losses	27,108	9,738	12,651
Net interest income after provision for credit losses	51,288	74,975	75,703
Non-interest income:
Fee income	2,467	3,670	4,619
Asset management income	1,054	2,482	2,984
Loss on derivatives, net	(39)	(143)	(315)
Gain (loss) on sale of loans, net	(230)	72	335
Other income	7,964	7,431	3,948
Total non-interest income	11,216	13,512	11,571
Operating expenses:
Compensation and benefits	30,383	32,672	31,139
General and administrative expenses	15,133	16,726	15,158
Total operating expenses	45,516	49,398	46,297
Operating income before income taxes	16,988	39,089	40,977
Results of Consolidated Variable Interest Entity:
Interest income	5,268	5,321	—
Interest expense— credit facilities	2,865	1,879	—
Interest expense—Fund membership interest	1,292	1,353	—
Other income	229	51	—
Operating expenses	249	78	—
Net results from Consolidated Variable Interest Entity	1,091	2,062	—
Income before income taxes	18,079	41,151	40,977
Income tax expense	7,485	16,556	17,000
Net income	$10,594	$24,595	$23,977
Basic income per share	$0.22	$0.51	$0.51
Diluted income per share	0.21	0.46	0.45
The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	($ in thousands, except per share amounts)
Net income	$10,594	$24,595	$23,977
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(401), $345 and $1,244, respectively	(583)	499	1,840
Net unrealized derivative gains (losses), net of tax expense (benefit) of $(10), $53 and $115, respectively	(19)	76	152
Other comprehensive income (loss)	(602)	575	1,992
Comprehensive income	$9,992	$25,170	$25,969
The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity							Common Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE
	($ in thousands)
Balance at January 1, 2012	$—	$494	$635,389	$(44,703)	$(25,420)	$(1,998)	$—	$563,762
Net income	—	—	—	23,977	—	—	—	23,977
Other comprehensive income	—	—	—	—	—	1,992	—	1,992
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(2)	—	—	(3,227)	—	—	(3,229)
Tax benefit from vesting of restricted common stock awards	—	—	2,320	—	—	—	—	2,320
Repurchase of common stock	—	(2)	2	—	(2,596)	—	—	(2,596)
Exercise of common stock options	—	2	1,400	—	—	—	—	1,402
Amortization of restricted common stock awards	—	—	6,418	—	—	—	—	6,418
Amortization of stock option awards	—	—	771	—	—	—	—	771
Balance December 31, 2012	—	493	646,299	(20,726)	(31,243)	(6)	—	594,817
Net income	—	—	—	23,350	—	—	1,245	24,595
Other comprehensive income	—	—	—	—	—	575	—	575
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(8)	8	—	(11,812)	—	—	(11,812)
Tax benefit from vesting of restricted common stock awards	—	—	4,227	—	—	—	—	4,227
Repurchase of common stock	—	—	—	—	(216)	—	—	(216)
Exercise of common stock options	—	1	361	—	—	—	—	362
VIE dividend	—	—	—	—	—	—	(587)	(587)
Amortization of restricted common stock awards	—	—	4,150	—	—	—	—	4,150
Amortization of stock option awards	—	—	99	—	—	—	—	99
Balance December 31, 2013	—	487	655,143	2,624	(43,271)	569	658	616,210
Net income	—	—	—	9,952	—	—	642	10,594
Other comprehensive loss	—	—	—	—	—	(602)	—	(602)
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	—	(533)	—	—	(533)
Tax benefit from vesting of restricted common stock awards	—	—	1,819	—	—	—	—	1,819
Repurchase of common stock	—	(29)	29	—	(34,672)	—	—	(34,672)
Issuance of warrants	—	—	41,785	—	—	—	—	41,785
Exercise of warrants	—	3	15,244	—	(14,248)	—	—	999
Exercise of common stock options	—	4	300	—	—	—	—	304
Tax benefit from exercise of common stock awards	—	—	1,920	—	—	—	—	1,920
Reclassification of VIE dividend	—	—	—	—	—	—	587	587
Deconsolidation of VIE	—	—	—	1,887	—	—	(1,887)	—
Amortization of restricted common stock awards	—	—	2,532	—	—	—	—	2,532
Amortization of stock option awards	—	—	54	—	—	—	—	54
Balance December 31, 2014	$—	$466	$718,825	$14,463	$(92,724)	$(33)	$—	$640,997
The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$10,594	$24,595	$23,977
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	27,108	9,738	12,651
Depreciation and amortization and accretion, net	(9,381)	(13,156)	(10,963)
Amortization of debt issuance costs	6,938	6,314	4,326
Equity compensation expense	2,586	4,249	7,189
Loss (gain) on sale of loans, net	230	(72)	(335)
Gain on repurchase of debt	—	(442)	(2,708)
Losses (gains) on other real estate owned	(15)	—	324
Losses (gains) from equity method investments, net	(1,625)	(1,037)	469
Unrealized loss from total return swap	863	—	—
Net change in deferred income taxes	2,573	11,829	5,439
Loans held-for-sale originated	(328,157)	(41,856)	(143,769)
Proceeds from sale and repayment of loans held-for-sale	174,985	78,627	130,445
Net change in interest receivable	(62)	1,588	854
Net change in other assets	(10,462)	31,283	(38,915)
Net change in accrued interest payable	243	3,003	477
Net change in accounts payable and other liabilities	9,867	(56,947)	48,277
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	1,247	156	—
Depreciation and amortization and accretion	(315)	(281)	—
Net change in interest receivable	1,079	(1,079)	—
Net change in other assets	946	(946)	—
Net change in accrued interest payable	(606)	1,277	—
Net change in accounts payable	587	—	—
Net cash provided by (used in) operating activities	(110,777)	56,843	37,738
Cash flows from investing activities:
Net change in restricted cash	72,509	40,747	(124,852)
Net change in loans	(261,756)	(369,203)	(22,758)
Proceeds from sale of other real estate owned	10,276	—	—
Purchase of debt securities available-for-sale	(38,255)	—	—
Proceeds from repayments of debt securities available-for-sale	14,000	—	—
Acquisition of property and equipment	(80)	(771)	(200)
Consolidated Variable Interest Entity:
Net change in loans	171,427	(172,645)	—
Net change in restricted cash	1,950	(1,950)	—
VIE cash dividends	(671)	(587)	—
Net cash used in investing activities	(30,600)	(504,409)	(147,810)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	300	361	1,400
Proceeds from exercise of warrants	999	—	—
Tax benefit from exercise of stock options	1,920	—	—
Tax benefit from vesting of restricted stock	1,819	4,227	2,320
Borrowings on credit facilities	1,557,162	1,184,356	583,878
Repayment of borrowings on credit facilities	(1,401,552)	(1,082,139)	(568,648)
Issuance of term debt	289,500	319,600	303,700
Borrowings on term debt	77,900	72,572	91,876
Repayment of borrowings on term debt	(386,587)	(301,120)	(294,209)
Borrowings on corporate debt	38,500	100,000	50,000
Issuance of subordinated notes	200,000	—
Borrowings on repurchase agreements	—	40,524	—
Repayment of borrowings on repurchase agreements	(10,727)	(3,153)	(34,285)
Payment of cash collateral for total return swap	(38,975)	—	—
Payment of deferred financing costs	(13,451)	(8,636)	(11,393)
Purchase of treasury stock	(35,205)	(12,028)	(5,823)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	17,156	135,094	—
Repayment of borrowings on credit facilities	(137,500)	(14,750)	—
Borrowings on subordinated debt	—	30,000	—
Repayment of borrowings on subordinated debt	(30,000)	—	—
Payment of deferred financing costs	(250)	(1,153)	—
Net cash provided by financing activities	131,009	463,755	118,816
Net increase (decrease) in cash during the period	(10,368)	16,189	8,744
Cash and cash equivalents at beginning of period	43,401	27,212	18,468
Cash and cash equivalents at end of period	$33,033	$43,401	$27,212
Supplemental cash flows information:
Interest paid	$57,532	$42,767	$35,114
Interest paid by VIE	4,763	—	—
Taxes paid, net of refund	2,554	(1,848)	14,606
Increase (decrease) in fair value of investments in debt securities	(984)	844	3,084
Transfers of loans held-for-sale to loans, net	—	5,158	—
Transfers of loans, net to loans held-for-sale, at fair value	32,567	—	14,587
Transfers of loans to other real estate owned, at fair value	—	—	14,884
The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
NewStar Financial, Inc. is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company is also a registered investment adviser and provides asset management services to institutional investors through a series of managed credit funds that co-invest in certain types of loans originated by the Company. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.
These lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.
The Company targets its marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks, real estate investors and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. The Company's origination network is national in scope and it targets companies with business operations across a broad range of industry sectors. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.
The Company's emphasis on direct origination is an important aspect of its marketing and credit strategy. The Company's national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows the Company to be highly selective in its credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. The Company's direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides the Company with direct access to management teams and enhances its ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows the Company to negotiate transaction terms directly with borrowers and, as a result, advise its customers on financial strategies and capital structures, which it believes benefits its credit performance.
The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company also selectively arranges larger transactions that it may retain on its balance sheet or syndicate to other lenders, which may include funds that it manages for third party institutional investors. By syndicating loans to other lenders and the Company's managed funds, it is able to provide larger financing commitments to its customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, the Company's balance sheet exposure to a single borrower may exceed $30 million.
NewStar offers a set of credit products and services that have many common attributes, but which are highly specialized by lending group and market segment. Although both the Leveraged Finance and Business Credit lending groups structure loans as revolving credit facilities and term loans, the style of lending and approach to credit management is highly specialized. The Equipment Finance group broadens the Company's product offering to include a range of lease financing options. The operational intensity of each product also varies by lending group.
Although, the Company operates as a single segment, it derives revenues from its asset management activities and four specialized lending groups that target market segments in which it believes that it has competitive advantages:

•
Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies with sales typically totaling between $25 million and $500 million;

•
Real Estate, provides first mortgage debt primarily to finance acquisitions of commercial real estate properties typically valued between $10 million and $50 million by professional commercial real estate investors;

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures typically for companies with annual sales of at least $25 million; and

•
Asset Management, provides opportunities for qualified institutions to invest in credit funds managed by the Company with strategies to co-invest in loans originated by its Leveraged Finance lending group.

Note 2. Summary of Significant Accounting Policies
Consolidation
On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the loans of NewStar Arlington Fund LLC (“Arlington Fund”) as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, the Company deconsolidated the Arlington Fund from its statement of financial position beginning on June 26, 2014. The Company is not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.
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
Loans Held-for-Sale

Loans classified as held-for-sale consist of loans originated by the Company, intended to be sold or syndicated to third parties (including credit funds managed by the Company) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or fair value.
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
Provision and Allowance for Credit Losses
Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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
For Leveraged Finance loans and Equipment Finance products, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.
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
For consolidated variable interest entities to which the Company is providing transitional capital, we utilize a qualitative analysis which considers the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans in determining expected loss, as well as conditions in the capital markets. The Company provided capital on a transitional basis to the

Arlington Fund. At December 31, 2013, the expected and actual loss on Arlington Fund was zero and no allowance was recorded. The Company deconsolidated the Arlington Fund on June 26, 2014. The Company did not recognize any losses on loans on the date of deconsolidation.
The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2014. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.
Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.
A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings (see Note 3). It is the Company’s policy during the reporting period to record a specific provision for credit losses to cover the identified impairment on a loan.
Impaired loans at December 31, 2014 were in Leveraged Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of collateral market value.
Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with borrowings and term debt securitizations. These amounts are amortized using the straight-line method into earnings as interest expense ratably over the contractual term of the facility or the estimated life of the term debt securitization.
Valuation of debt and equity linked instruments
We account for the subordinated notes and associated warrants issued to Franklin Square as debt and equity-linked instruments. The warrants are freestanding, indexed to the Company's common stock and are classified as equity. They were initially recorded at relative fair value, with no subsequent re-measurement. The allocation of the proceeds from the issuance of debt and warrants to Franklin Square was determined using the relative fair value method. The allocation of proceeds to the warrants created a debt discount to the subordinated debt and will be amortized over the life of the subordinated notes. The subordinated debt is presented net of the debt discount.
Property and Equipment
Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Leasehold improvements	Shorter of estimated life or remaining lease term
Computer equipment and software	3 years
Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2014 and 2013, the Company did not have any significant accrued interest, penalties or uncertain tax positions.
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
Asset Management Income
NewStar Financial, Inc. earns asset management income for investment management services performed for the Arlington Program, Clarendon Fund, and NewStar Credit Opportunities Fund, Ltd. NewStar accrues this income when earned, on a monthly basis, and classifies it as asset management income in the consolidated statements of operations.
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
Gain (loss) on sale of loans
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
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued or was never applied, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur by the date (or within the time period) originally specified or within an additional two-month period of time thereafter, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income. Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain (loss) on derivatives in the accompanying consolidated statements of operations.
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
Note 3. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses
Although, the Company operates as a single segment, and derives revenues from its asset management activities and four specialized lending groups that target market segments in which it believes it has competitive advantages:

•
Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies by private equity investment funds managed by established professional alternative asset managers;

•	Business Credit, provides senior, secured asset-based loans primarily to fund working capital needs of mid-sized companies;

•	Real Estate, provides first mortgage debt primarily to finance acquisitions of commercial real estate properties;

•	Equipment Finance, provides leases, loans and lease lines to finance equipment purchases and other capital expenditures; and

•
Asset Management, provides opportunities for qualified institutions to invest in credit funds managed by the Company with strategies to co-invest in loans originated by its Leveraged Finance lending group.

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
Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including credit funds managed by the Company) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2014 loans held-for-sale consisted of $202.4 million leveraged finance loans.
These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.
As of December 31, 2014 and 2013, loans held-for-sale consisted of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$202,369	$14,897
Gross loans held-for-sale	202,369	14,897
Deferred loan fees, net	(1,800)	(66)
Total loans, net	$200,569	$14,831
At December 31, 2014, loans held-for-sale include loans with an aggregate outstanding balance of $190.3 million that were intended to be sold to credit funds managed by the Company. As of February 27, 2015, the Company had sold $104.6 million of the loans intended to be sold to credit funds managed by the Company. The Company sold loans with an outstanding balance totaling $59.0 million for an aggregate gain of $0.2 million to entities other than credit funds during 2014. The Company sold loans with an aggregate outstanding balance of $32 million for a gain of $0.1 million to entities other than the NCOF during 2013. The Company sold loans with an aggregate outstanding balance of $45.1 million for a gain of $0.3 million to entities other than the NCOF during 2012.
As of December 31, 2014 and 2013, loans and leases consisted of the following:

	December 31,
	2014	2013
	($ in thousands)
Leveraged Finance	$1,881,277	$1,965,130
Business Credit	286,918	182,633
Real Estate	105,394	123,029
Equipment Finance	96,666	54,352
Gross loans and leases	2,370,255	2,325,144
Deferred loan fees, net	(21,376)	(17,064)
Allowance for loan and lease losses	(42,983)	(41,403)
Total loans and leases, net	$2,305,896	$2,266,677
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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of December 31, 2014, $133.2 million of the Company’s loans were classified as “Criticized”, including $121.8 million of the Company’s impaired loans, and $2.2 billion were classified as “Pass”. As of December 31, 2013, $190.6 million of the Company’s loans were classified as “Criticized”, including $177.5 million of the Company’s impaired loans, and $2.1 billion were classified as “Pass”. All of the loans held by the Arlington Fund were classified as “Pass” as of December 31, 2013.
When the Company rates a loan above a certain risk rating threshold and the loan is deemed to be impaired, the Company will establish a specific allowance, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.
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
As of December 31, 2014, the Company had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as TDR. As of December 31, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $16.4 million. Impaired loans with an aggregate outstanding balance of $87.8 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2014, the Company charged off $18.8 million of outstanding non-accrual loans. During 2014, the Company placed loans with an aggregate outstanding balance of $43.5 million on non-accrual status and returned loans with an aggregate outstanding balance of $1.9 million to performing status. During 2014, the Company recorded $22.2 million of net specific provisions for impaired loans. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. At December 31, 2014, additional funding commitments for impaired loans totaled $10.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2014, loans to three borrowers totaling approximately $43.6 million were on non-accrual status and were greater than 60 days past due and classified as delinquent by the Company. Included in the $20.7 million specific allowance for impaired loans was $8.7 million related to delinquent loans.
During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. During 2014, the Company sold one of the commercial real estate properties for $9.5 million resulting in a gain on sale of $0.01 million. The remaining commercial real estate property had an aggregate carrying value of $3.2 million as of December 31, 2014.
As of December 31, 2013, the Company had impaired loans with an aggregate outstanding balance of $271.0 million. Impaired loans with an aggregate outstanding balance of $240.3 million have been restructured and classified as TDR. As of December 31, 2013, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $6.9 million. Impaired loans with an aggregate outstanding balance of $70.7 million were also on non-accrual status. During 2013, the Company charged off $15.8 million of outstanding non-accrual loans and recovered $0.1 million of previously charged-off impaired loan outstanding balances. During 2013, the Company took previously identified non-accrual loans with an aggregate outstanding balance of $16.2 million as of December 31, 2012 off non-accrual status and placed loans with an aggregate outstanding balance of $48.9 million as of December 31, 2013 on non-accrual status. During 2013, the Company recorded $11.2 million of net specific provisions for impaired loans. At December 31, 2013, the Company had a $23.3 million specific allowance for impaired loans with an aggregate outstanding balance of $154.7 million. At December 31, 2013, additional funding commitments for impaired loans totaled $17.6 million. As of December 31, 2013, $5.1 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $23.3 million specific allowance for impaired loans was $1.2 million related to delinquent loans.
A summary of impaired loans is as follows:

2014	Investment	Unpaid Principal	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses
	($ in thousands)
Leveraged Finance	$164,886	$186,002	$103,159	$61,727
Business Credit	—	366	—	—
Real Estate	52,309	55,661	—	52,309
Equipment Finance	—	—	—	—
Total	$217,195	$242,029	$103,159	$114,036
2013
Leveraged Finance	$208,626	$238,522	$124,560	$84,066
Business Credit	287	476	287	—
Real Estate	62,106	62,110	29,870	32,236
Equipment Finance	—	—	—	—
Total	$271,019	$301,108	$154,717	$116,302
During 2014, 2013 and 2012 the Company recorded net charge-offs of $25.3 million, $17.8 million and $26.8 million, respectively. During 2014, 2013 and 2012 the Company recorded recoveries of previously charged-off loans of $0.1 million, $0.1 million and $1.6 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Any potential charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.
While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.
Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,716,391	$20,045	$286,918	$1,334	$53,085	$257	$96,666	$622
Individually evaluated (2)	164,886	20,725	—	—	52,309	—	—	—
Total	$1,881,277	$40,770	$286,918	$1,334	$105,394	$257	$96,666	$622

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2013	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,756,504	$16,524	$182,346	$773	$60,923	$377	$54,352	$425
Individually evaluated (2)	208,626	19,828	287	200	62,106	3,276	—	—
Total	$1,965,130	$36,352	$182,633	$973	$123,029	$3,653	$54,352	$425

(1)
Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 based on the Company’s internally developed 12 point scale at December 31, 2014 and at December 31, 2013.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans and leases.
Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	December 31, 2014	December 31, 2013
	($ in thousands)
Leveraged Finance	$84,704	$63,553
Business Credit	—	287
Real Estate	3,103	6,865
Equipment Finance	—	—
Total	$87,807	$70,705
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
The Company has made the following types of concessions in the context of a TDR:
Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments
Group II:

•	partial forgiveness

•	conversion of debt to equity
A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2014 and 2013 is provided below:

($ in thousands)	Group I	Group II
December 31, 2014	$175,589	$135,748
December 31, 2013	$240,319	$164,150
Note: A loan may be included in both restructuring groups, but not repeatedly within each group.
For 2014 and 2013, the Company had charge-offs totaling $18.7 million and $8.8 million, respectively, related to loans previously classified as TDR. As of December 31, 2014, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.
The Company measures TDRs similarly to how it measures all loans for impairment. The Company performs a discounted cash flow analysis on cash flow dependent loans and we assess the underlying collateral value less reasonable costs of sale for collateral dependent loans. Management analyzes the projected performance of the borrower to determine if it has the ability to service principal and interest payments based on the terms of the restructuring. Loans will typically not be returned to accrual status until at least six months of contractual payments have been made in a timely manner or the borrower shows significant ability to maintain servicing of the restructured debt. Additionally, at the time of a restructuring and quarterly thereafter, an impairment analysis is undertaken to determine the measurement of specific reserve, if any, on each impaired loan.
Below is a summary of the Company’s loans which were classified as TDR.

For the Year Ended December 31, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$25,933
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$25,933

For the Year Ended December 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$23,580	$23,580	$27,872
Business Credit	—	—	—
Real Estate	—	—	8,976
Equipment Finance	—	—	—
Total	$23,580	$23,580	$36,848
The following sets forth a breakdown of troubled debt restructurings at December 31, 2014 and 2013:

As of December 31, 2014	Accrual Status		Impaired Balance	Specific Allowance	For the year
($ in thousands) Loan Type	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$80,182	$70,734	$150,916	$19,885	$18,709
Business Credit	—	—	—	—	—
Real Estate	21,570	3,103	24,673	—	—
Equipment Finance	—	—	—	—	—
Total	$101,752	$73,837	$175,589	$19,885	$18,709

As of December 31, 2013	Accrual Status		Impaired Balance	Specific Allowance	For the year
($ in thousands) Loan Type	Accruing	Nonaccrual			Charged-off
Leveraged Finance	$145,073	$63,010	$208,083	$19,713	$8,759
Business Credit	—	—	—	—	—
Real Estate	25,371	6,865	32,236	—	—
Equipment Finance	—	—	—	—	—
Total	$170,444	$69,875	$240,319	$19,713	$8,759
The Company classifies a loan as Past Due when it is over 60 days delinquent.
An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2014	($ in thousands)
Leveraged Finance	$25,412	$18,151	$43,563	$1,837,714	$1,881,277	$—
Business Credit	—	—	—	286,918	286,918	—
Real Estate	—	—	—	105,394	105,394	—
Equipment Finance	—	—	—	96,666	96,666	—
Total	$25,412	$18,151	$43,563	$2,326,692	$2,370,255	$—

December 31, 2013
Leveraged Finance	$—	$4,788	$4,788	$1,960,342	$1,965,130	$—
Business Credit	—	287	287	182,346	182,633	—
Real Estate	—	—	—	123,029	123,029	—
Equipment Finance	—	—	—	54,352	54,352	—
Total	$—	$5,075	$5,075	$2,320,069	$2,325,144	$—
A general allowance is provided for loans and leases that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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
For Leveraged Finance loans and Equipment Finance loans and leases, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.
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
The Company was providing capital on a transitional basis to the Arlington Fund, prior to the completion of its term debt securitization on June 26, 2014. During the transitional hold period, the expected and actual loss on the Arlington Fund was zero and no allowance was recorded. The Company deconsolidated the Arlington Fund on June 26, 2014. The Company did not recognize any losses on loans on the date of deconsolidation.

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
Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of ten individually weighted risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.
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

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	4,400	561	(120)	197	5,038
Provision for credit losses—specific	22,201	(200)	69	—	22,070
Loans charged off, net of recoveries	(21,924)	—	(3,345)	—	(25,269)
Balance, end of period	$41,480	$1,334	$257	$622	$43,693
Balance, end of period—specific	$20,725	$—	$—	$—	$20,725
Balance, end of period—general	$20,755	$1,334	$257	$622	$22,968
Average balance of impaired loans	$172,379	$525	$56,995	$—	$229,899
Interest recognized from impaired loans	$9,888	$—	$2,173	$—	$12,061
Loans and leases
Loans individually evaluated with specific allowance	$103,159	$—	$—	$—	$103,159
Loans individually evaluated with no specific allowance	61,727	—	52,309	—	114,036
Loans and leases collectively evaluated without specific allowance	1,716,391	286,918	53,085	96,666	2,153,060
Total loans and leases	$1,881,277	$286,918	$105,394	$96,666	$2,370,255

	Year Ended December 31, 2013
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$39,971	$529	$9,286	$178	$49,964
Provision for credit losses—general	(1,441)	268	(495)	247	(1,421)
Provision for credit losses—specific	13,680	2,602	(5,123)	—	11,159
Loans charged off, net of recoveries	(15,407)	(2,426)	(15)	—	(17,848)
Balance, end of period	$36,803	$973	$3,653	$425	$41,854
Balance, end of period—specific	$19,828	$200	$3,276	$—	$23,304
Balance, end of period—general	$16,975	$773	$377	$425	$18,550
Average balance of impaired loans	$193,629	$2,222	$62,746	$—	$258,597
Interest recognized from impaired loans	$11,480	$—	$2,245	$—	$13,725
Loans and leases
Loans individually evaluated with specific allowance	$124,560	$287	$29,870	$—	$154,717
Loans individually evaluated with no specific allowance	84,066	—	32,236	—	116,302
Loans and leases collectively evaluated without specific allowance	1,756,504	182,346	60,923	54,352	2,054,125
Total loans and leases	$1,965,130	$182,633	$123,029	$54,352	$2,325,144
Included in the allowance for credit losses at December 31, 2014 and 2013 is an allowance for unfunded commitments of $0.7 million and $0.5 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.
During 2014, the Company recorded a total provision for credit losses of $27.1 million. The Company increased its allowance for credit losses to $43.7 million as of December 31, 2014 from $41.9 million at December 31, 2013. The Company had $25.3 million of net charge-offs and increased its general allowance for credit losses by 17 basis points during 2014, and recorded new specific provisions for credit losses of $22.1 million. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 9% as of December 31, 2014 and 12% as of December 31, 2013. The decrease is primarily due to loan growth, charge offs of impaired loans, improving credit migration, and the better credit quality of the acquired NCOF portfolio purchased during December 2013.
The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.
The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2014 in light of the estimated known and inherent risks identified through its analysis.
Note 4. Restricted Cash
Restricted cash as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	($ in thousands)
Collections on loans pledged to credit facilities	$34,508	$62,231
Principal and interest collections on loans held in trust and prefunding amounts	60,013	107,402
Customer escrow accounts	890	237
Total	$95,411	$169,870
As of December 31, 2014, the Company had the ability to use $32.8 million of restricted cash to fund new or existing loans.
Note 5. Investments in Debt Securities, Available-for-Sale
Amortized cost of investments in debt securities as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	($ in thousands)
Investments in debt securities—gross	$53,098	$25,298
Unamortized discount	(6,228)	(4,095)
Investments in debt securities—amortized cost	$46,870	$21,203
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2014 and 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2014:
Collateralized loan obligations	$46,870	$214	$(203)	$46,881
	$46,870	$214	$(203)	$46,881

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2013:
Collateralized loan obligations	$21,203	$1,270	$(275)	$22,198
	$21,203	$1,270	$(275)	$22,198
During 2014, the Company purchased $38.3 million of debt securities, net of an aggregate discount of $3.5 million and $14.0 million of debt securities paid off at par.
The Company did not sell any debt securities during 2014 and 2013 or 2012.
The Company did not record any net Other Than Temporary Impairment charges during 2014 and 2013 or 2012.
The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,740	$—	$38,740
Amortized cost	38,943	—	38,943
Unrealized loss	$203	$—	$203

	December 31, 2013
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	—	2	—
Fair value	$—	$8,370	$8,370
Amortized cost	—	8,645	8,645
Unrealized loss	$—	$275	$275
As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2014 and 2013 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2014, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”
Maturities of debt securities classified as available-for-sale were as follows at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years	46,870	46,881	21,203	22,198
Total	$46,870	$46,881	$21,203	$22,198
Note 6. Fixed Assets

	December 31,
	2014	2013
	($ in thousands)
Leasehold improvements	$2,235	$2,235
Non-depreciable assets	20	20
Furniture and equipment	860	800
Software	390	370
	3,505	3,425
Less: Accumulated depreciation and amortization	2,845	2,592
	$660	$833
Depreciation expense for 2014, 2013 and 2012 was $0.3 million, $0.4 million and $0.5 million, respectively.

Note 7. Borrowings
Credit Facilities

As of December 31, 2014 the Company had four credit facilities through certain of its wholly-owned subsidiaries: (i) a $275 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $110 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund new equipment lease origination. Prior to the completion of its term debt securitization on June 26, 2014, the Arlington Fund had one credit facility, consisting of $147.0 million of Class A Notes (as defined below) with Wells Fargo and $28.0 million of Class B Notes (as defined below) with the Company. The liability under the Class B Notes was eliminated in consolidation in accordance with GAAP.
The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2014, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.
The Company has a $275.0 million credit facility with Wells Fargo to fund leverage finance loans. On January 13, 2015, the Company entered into an amendment to this credit facility which, among other things, increased the commitment amount to $375.0 million, with the ability to further increase the commitment amount to $425.0 million, subject to lender approval and other customary conditions, and modified certain concentration amounts and specified threshold amounts. The credit facility had an outstanding balance of $261.7 and unamortized deferred financing fees of $2.9 million as of December 31, 2014. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.
The Company has a $125.0 million credit facility with DZ Bank that had an outstanding balance of $114.8 million and unamortized fees of $0.2 million as of December 31, 2014. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.6 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.
The Company has a $110.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $94.4 million and unamortized deferred financing fees of $0.8 million as of December 31, 2014. On December 8, 2014, the Company entered into an amendment which increased the commitment amount under this credit facility to $110.0 million from $100.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.
The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund new equipment lease originations. The credit facility had an outstanding balance of $17.0 million and unamortized deferred financing fees of $1.1 million as of December 31, 2014. Interest on this facility accrues at a variable rate per annum. The credit facility matures on November 16, 2016.
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
Corporate Credit Facility
On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. On March 6, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., the Company requested and received an increase of $28.5 million to the Initial Funding under this credit facility. On May 15, 2014, as permitted under the corporate credit facility with Fortress Credit Corp., the Company requested and received a new $10.0 million term loan (the “Term C Loan”). The credit facility, as amended, consists of a $238.5 million term note with Fortress Credit Corp. as agent, which consists of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings, of $5.0 million (the “Delay Draw Term A”), $25.0 million (the “Delay Draw Term B”), and the $10.0 million Term C Loan. The Existing Funding, the Initial Funding, and the Delay Draw Term A mature on May 11, 2018. The Delay Draw Term B matures on June 3, 2016. The Initial Funding, the Existing Funding and the Delay Draw Term A accrue interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with an interest rate floor of 1.00%. The Delay Draw Term B accrues interest at LIBOR plus 3.375% with an interest rate floor of 1.00%. The Term C Loan accrues interest at LIBOR plus 4.25% with an interest rate floor of 1.00%.
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
The term note may be prepaid at any time without a prepayment penalty including in the event of a change of control. As of December 31, 2014, the term note had an outstanding principal balance of $238.5 million and unamortized deferred financing fees of $4.1 million.

Subordinated notes
On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment which was $43.2 million. The debt discount will amortize over time and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, ending on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Subordinated debt—Fund membership interest
Prior to the completion of the Arlington Program’s term debt securitization on June 26, 2014, the Company had purchased membership interests totaling $5.0 million in Arlington Fund and a third-party investor had purchased membership interests totaling $30.0 million. The Company was the primary beneficiary of the Arlington Fund, and as a result of consolidating Arlington Fund as a variable interest entity, or VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in the Company’s consolidated statement of financial position. The Company applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, the Company eliminated the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position. A portion of the proceeds from the Arlington Program’s term debt securitization were used to redeem the membership interests in the Arlington Fund.Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014. The Company is not the primary beneficiary of the Arlington Program and did not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

Term Debt Securitizations
In June 2007 the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1

CLO Trust”) and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2014, the $316.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $377.0 million. At December 31, 2014, deferred financing fees were $0.5 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company repurchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company repurchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company repurchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in future scheduled principal payments made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009. During the second quarter of, 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust. During the second quarter of 2014, Moody’s affirmed the ratings of the Class B notes, the Class C notes, and the Class D notes of the 2007-1 CLO Trust. During the third quarter of 2014, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust.
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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2014	Interest rate	Original maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$162,405	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	51,089	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$316,787

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

On December 18, 2012, the Company completed a term debt transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2014, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2014, deferred financing fees were $2.2 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Interest rate	Original maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial contributions, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2014, the $323.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $385.0 million. At December 31, 2014, deferred financing fees were $4.6 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Interest rate	Original maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	20,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$323,600

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

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2014, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2014, deferred financing fees were $3.1 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Interest rate	Original maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.
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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2014 were as follows:

	Credit facilities	Term debt(1)	Corporate debt	Subordinated notes	Total
	($ in thousands)
2015	$114,751	$—	$—	$—	$114,751
2016	16,966	—	25,000	—	41,966
2017	356,051	—	—	—	356,051
2018	—	—	213,500	—	213,500
2019	—	—	—	—	—
Thereafter	—	1,193,187	—	200,000	1,393,187
Total	$487,768	$1,193,187	$238,500	$200,000	$2,119,455

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.
Note 8. Repurchase Agreement

	Year Ended	Year Ended
Loans sold under agreements to repurchase	December 31, 2014	December 31, 2013
	($ in thousands)
Outstanding at end of period	$57,227	$67,954
Maximum outstanding at any month end	57,891	67,954
Average balance for the period	57,932	35,280
Weighted average rate at end of period	5.16%	5.17%
On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.16% as of December 31, 2014. As of December 31, 2014, unamortized deferred financing fees were $0.9 million and the outstanding balance was $57 million. During 2014, the Company made principal payments totaling $10.7 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.
Note 9. Commitments
The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 were as follows:

($ in thousands)
2015	$1,462
2016	1,335
2017	1,362
2018	1,260
2019	1,025
Thereafter	150
Rent expense was $2.0 million, $1.7 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company’s office space lease at its corporate headquarters in Boston, MA is scheduled to terminate on February 28, 2020.
Note 10. Stockholders’ Equity
Stockholders’ Equity
As of December 31, 2014 and 2013, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2014		December 31, 2013
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	46,620	145,000	48,659
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
On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of December 31, 2014, the Company had repurchased 382,999 shares of its common stock under this program at a weighted average price per share of $11.54.
On December 22, 2014, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million.
Warrants
On December 4, 2014, the Company issued warrants to purchase 9.5 million shares of its common stock as part of the strategic relationship with Franklin Square Capital Partners ("Franklin Square"). Each warrant allows the warrant holder to purchase one share of the Company's common stock at a purchase price equal to $12.62 per share. The warrants were deemed to be freestanding and indexed to the Company's common stock. As such they were recorded at relative fair value, with no required subsequent re-measurement. The warrants expire on December 4, 2024. At December 31, 2014, the warrants had a fair value of $62.4 million, net of assumed transaction costs.
On January 23, 2015, the Company completed its issuance of warrants as part of the strategic relationship with Franklin Square. The Company issued additional warrants to purchase 2.5 million shares of its common stock subject to the same terms as the warrants that were issued on December 4, 2014.
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
During 2014, the Company issued 91,360 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 43,648 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.
Restricted stock activity for 2014 and 2013 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of January 1, 2013	2,418,860	$19,810
Granted	211,326	2,826
Vested	(2,243,757)	(18,053)
Forfeited	(20,295)	(242)
Non-vested as of December 31, 2013	366,134	4,341
Granted	135,008	1,915
Vested	(175,484)	(2,025)
Forfeited	(10,320)	(140)
Non-vested as of December 31, 2014	315,338	$4,091

The Company’s compensation expense related to its restricted stock was $2.5 million, $4.2 million and $6.4 million for 2014, 2013 and 2012, respectively. The unrecognized compensation cost of $1.2 million at December 31, 2014 is expected to be recognized over approximately the next three years.
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

Stock option activity for 2014 and 2013 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2013	5,618,819	5.03	3
Granted	—	—	0
Exercised	(60,267)	6.00	3
Forfeited	(14,167)	15.97	3
Outstanding as of December 31, 2013	5,544,385	5.00	2
Granted	—	—	0
Exercised	(910,946)	6.78	1
Forfeited	(5,000)	12.45	2
Outstanding as of December 31, 2014	4,628,439	4.64	1
Vested or expected to vest as of December 31, 2014	4,628,439	4.64	1
Exercisable as of December 31, 2014	4,628,439	4.64	1
The Company did not grant any options during 2014 or 2013. As of December 31, 2014 and December 31, 2013, the total unrecognized compensation cost related to nonvested options granted was $0. During 2014, 2013 and 2012, the Company recognized compensation expense of $0.1 million for each year related to its stock options.
Note 11. Income Per Share
The computations of basic and diluted income per share for the periods ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Numerator:
Net income	$10,594	$24,595	$23,977
Denominator:
Denominator for basic income per common share	48,267	48,157	47,370
Denominator:
Denominator for diluted income per common share	48,267	48,157	47,370
Potentially dilutive securities—options	3,229	3,671	3,284
Potentially dilutive securities—restricted stock	—	762	2,000
Potentially dilutive securities—warrants	79	352	79
Total weighted average diluted shares	51,575	52,942	52,733

Note 12. Consolidated Variable Interest Entity
In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For 2014 and 2013, the management fee was $0.5 million for each year.
On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For 2014 and 2013 interest expense on the Class B Notes totaled $0.7 million for each year. For 2014 and 2013 the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.
From inception, the Company was deemed to be the primary beneficiary of Arlington Fund and, therefore, consolidated the financial results of Arlington Fund with the Company’s results of operations and statements of financial position since April 2013.
On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the Arlington Fund’s loans as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. As a result the amortization of $1.1 million of deferred financing fees was accelerated and recognized during the three months ended June 30, 2014. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company did not recognize a gain or a loss on the redemption of its membership interests in the Arlington Fund. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014. The Company determined that it is not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.
Although the Company consolidated all of the assets and liabilities of Arlington Fund, during the period from April 4, 2013 through June 26, 2014, its maximum exposure to loss was limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items defined the Company’s economic relationship with Arlington Fund but were eliminated upon consolidation. The Company managed the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to have liquidated, the assets of Arlington Fund would not have been available to the Company's general creditors. Conversely, the investors in the debt of Arlington Fund had no recourse to the Company's general assets. Therefore, the Company did not consider this debt its obligation.
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

As of
December 31, 2013
(unaudited) ($ in thousands)
Restricted cash	$1,950
Loans, net	171,427
Other assets	3,022
Total assets	$176,399
Credit facilities—Class A Notes	$120,344
Class A Notes interest payable	434
Class B Notes payable	19,375
Class B Notes interest payable	183
Other liabilities	173
Total liabilities	140,509
Equity	35,890
Total liabilities and equity	$176,399

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
At December 31, 2014, the Company had $317.6 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $266.7 million and unfunded commitments related to delayed draw term loans were $44.9 million. $6.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.
Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $266.7 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At December 31, 2014, the Company categorized $159.7 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At December 31, 2014, the Company had $107.0 million of unfunded unrestricted revolving commitments.
During the three months ended December 31, 2014, revolver usage averaged approximately 53%, which is in line with the average of 47% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended December 31, 2014, revolving commitments increased $60.9 million.
Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended December 31, 2014, delayed draw credit facility commitments increased $10.5 million.
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
These interest rate risk mitigation products do not qualify for hedge accounting treatment. These interest rate swaps and caps contracts are recorded at fair value on the Company’s balance sheet in either “Other assets” or “Other liabilities.” Gains and losses on derivatives not designated as cash flow hedges, including any cash payments made or received are reported as gains or losses on derivatives in the consolidated statements of operations. The Company’s outstanding interest rate mitigation products had a fair value of $0.1 million at December 31, 2014 and $0 at December 31, 2013.
On December 4, 2014, the Company entered into a TRS for senior floating rate loans with Citibank. The TRS with Citibank enables the Company, through a wholly-owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by it, in return for an interest payment to Citibank. The Company acts as the manager of the TRS and selects the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. As of December 31, 2014, the fair value of the underlying loan portfolio was $109.2 million. Interest accrues at one-month LIBOR+1.60% per annum. At December 31, 2014, the Company had interest receivable from the TRS of $0.1 million included in Other assets. The Company is required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of December 31, 2014, the Company had cash collateral on deposit with Citibank of $39.0 million. The Company's obligations under the TRS are non-recourse to it, and its exposure is limited to the value of the cash collateral. At December 31, 2014 the TRS had an unrealized loss of $0.9 million that was included in Other assets and Non-interest income.Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2014	2013
	($ in thousands)
Unused lines of credit	$317,583	$326,231
Standby letters of credit	7,911	6,880
Note 14. Income Taxes
The components of income tax expense (benefit) are as follows:

	December 31,
	2014	2013	2012
	($ in thousands)
Current tax expense (benefit):
Federal	$3,245	$3,212	$9,756
State	1,667	1,516	3,164
Total current	4,912	4,728	12,920
Deferred tax expense (benefit):
Federal	2,440	9,910	3,311
State	133	1,918	769
Total deferred	2,573	11,828	4,080
Income tax expense	$7,485	$16,556	$17,000
The Company’s effective tax rate for 2014 and 2013 reflects the impact of tax filing in additional states and changes in the tax rate on cumulative temporary differences.
The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2014	2013	2012
	($ in thousands)
Federal statutory rate	$6,328	$14,403	$14,342
State income taxes, net of federal tax benefit	1,170	2,232	2,556
Other	(13)	(79)	102
	$7,485	$16,556	$17,000

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2014 and 2013, components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$23,905	$20,386
Capitalized startup costs	112	124
Other	420	390
Capital loss carryforward	250	638
Securities fair value adjustments	21	—
Equity compensation	10,012	8,493
Accrued bonus	5,019	5,083
Income from non-performing assets	3,280	3,432
Other real estate owned	282	814
Gross deferred tax asset	43,301	39,360
Deferred tax liability:
Prepaid expenses	989	1,034
Mark-to-market loans	370	147
Deferred loan costs	1,873	2,117
Cancellation of term debt income	2,371	2,964
Equity positions	2,405	6
Equipment leasing	7,215	2,463
Securities fair value adjustments	—	391
Gross deferred tax liability	15,223	9,122
Net deferred tax asset	$28,078	$30,238
As of December 31, 2014 and 2013, we had net deferred tax assets of $28.1 million and $30.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2014. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses) on the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of December 31, 2014.
The Company files U.S. federal and various state income tax returns. As of December 31, 2014, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2010. A few states remain subject to examination for the year ended December 31, 2009.
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
Fair value of derivative instruments
Derivatives are recorded at fair value on a recurring basis. Substantially all derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using broker quotes or financial models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with the counterparty credit risk. The Company classifies derivative instruments held or issued for risk management or customer-initiated activities as level 2. Examples of level 2 derivatives are interest rate swaps and interest rate cap contracts. The Company also holds a portfolio of warrants for generally non-marketable equity securities, which are carried at $18.3 million and $8.0 million, as of December 31, 2014 and 2013, respectively. These warrants are primarily from non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as level 3.
The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$46,881	$46,881
TRS	—	$(740)	$—	$(740)
Total assets recorded at fair value on a recurring basis	$—	$(740)	$46,881	$46,141
Nonrecurring Basis:
Loans, net	$—	$—	$27,719	$27,719
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$27,719	$27,719
At December 31, 2014, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.
At December 31, 2014, Other assets included TRS with Citibank. the TRS has a maximum notional amount of $125.0 million and is carried at an estimated fair value of $(0.8) million, comprised of $0.1 million of interest receivable and an unrealized loss of $0.9 million on the underlying loan portfolio.
At Decmber 31, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2014, the Company recorded $0.07 million of specific allowance for credit losses related to “Loans, net” measured at fair value at December 31, 2014.
The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$46,881	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,719	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Total:	$74,600
The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$22,198	$22,198
Total assets recorded at fair value on a recurring basis	$—	$—	$22,198	$22,198
Nonrecurring Basis:
Loans, net	$—	$—	$26,671	$26,671
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$26,671	$26,671
At December 31, 2013, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.
At December 31, 2013, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2013, the Company recorded a $3.2 million of specific provision for credit losses related to “Loans, net” measured at fair value.
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
Changes in level 3 recurring fair value measurements
The table below illustrates the change in balance sheet amounts during 2014 and 2013 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during 2014 and 2013.
For the year ended December 31, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	1,412
Included in other comprehensive income	(984)
Purchases	38,255
Issuances	—
Settlements	(14,000)
Balance as of December 31, 2014	$46,881
For the year ended December 31, 2013:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2012	$21,127
Total gains or losses (realized/unrealized)
Included in earnings	227
Included in other comprehensive income	844
Purchases	—
Issuances	—
Settlements	—
Balance as of December 31, 2013	$22,198
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$33,033	$33,033	$43,401	$43,401
Restricted cash	95,411	95,411	169,870	169,870
Cash collateral on deposit with custodian	38,975	38,975	—	—
Loans held-for-sale	200,569	200,569	14,831	14,831
Loans and leases, net	2,305,896	2,314,271	2,266,677	2,301,053
Investments in debt securities available-for-sale	46,881	46,881	22,198	22,198
Other assets	15,613	15,613	7,955	7,955
Financial liabilities:
Credit facilities	$487,768	$487,768	$452,502	$452,502
Term debt securitizations	1,193,187	1,163,803	1,242,374	1,202,900
Corporate debt	238,500	238,500	200,000	200,000
Subordinated notes	156,831	184,087	—	—
Repurchase agreements	57,227	63,507	67,954	66,911

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.
The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2014 and 2013. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

December 31, 2014
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Financial liabilities:
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Subordinated notes	156,831	184,087	—	—	184,087
Repurchase agreements	57,227	63,507	—	63,507	—

December 31, 2013
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$0	$0	$2,274,382
Financial liabilities:
Term debt securitizations	1,242,374	1,202,900	0	1,402,900	0
Repurchase agreements	67,954	66,911	0	66,911	0
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
Term debt securitizations: The fair value was determined by applying prevailing term debt securitization market interest rates to the Company’s current term debt securitizations structure.
Subordinated notes: The fair value of the subordinated notes was derived in conjunction with the analysis performed at the issuance of the debt and associated 12 million warrants. At December 31, 2014 the $200 million of notes issued had a fair value of $ $184.2 million.

Repurchase agreements: The fair value was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure.
Other assets: Comprised of non-public investments which are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments when appropriate and the fair value of the TRS. The estimated fair value of the non-public investments was determined based on the Company’s valuation techniques, including discounting estimated cash flows and model-based valuations.
Note 16. Employee Benefit Plans
The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2014, 2013 and 2012 was $0.7 million, $0.8 million and $0.7 million, respectively.
Note 17. Related-Party Transactions
Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. For 2013 and 2012, the Fund’s asset management fees were $2.5 million and $3.0 million, respectively. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For 2014, the Fund paid the Company $0.06 million.
Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For 2014, the Arlington Program’s collateral management fee was $1.0 million.

Note 18. Selected Quarterly Financial Data (Unaudited)
Unaudited quarterly information for 2013 and 2012 is shown in the following table.

	For the three months ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands)
Summary Results of Operations Data:
Interest income	$35,601	$33,907	$33,536	$33,127	$32,283	$30,370	$34,891	$30,140
Interest expense	17,102	14,304	13,868	12,501	12,173	11,703	9,908	9,187
Net interest income	18,499	19,603	19,668	20,626	20,110	18,667	24,983	20,953
Provision for credit losses	5,280	3,369	12,652	5,807	2,309	2,381	4,330	718
Net interest income after provision for credit losses	13,219	16,234	7,016	14,819	17,801	16,286	20,653	20,235
Total non-interest income (loss)	(259)	3,261	1,496	6,718	3,817	5,131	1,461	3,103
Total operating expenses	10,752	10,981	11,655	12,128	12,193	11,525	12,769	12,911
Operating income (loss) before income taxes	2,208	8,514	(3,143)	9,409	9,425	9,892	9,345	10,427
Results of Consolidated VIE
Interest income	—	—	2,615	2,653	2,430	1,991	900	—
Interest expense	—	—	2,684	1,473	1,424	1,125	683	—
Other income	—	—	221	8	17	18	16	—
Operating expenses	—	—	189	60	64	10	4	—
Net results from Consolidated VIE	—	—	(37)	1,128	959	874	229	—
Income (loss) before income taxes	2,208	8,514	(3,180)	10,537	10,384	10,766	9,574	10,427
Income tax expense (benefit)	982	3,494	(1,325)	4,334	4,024	4,329	3,930	4,273
Net income (loss)	$1,226	$5,020	$(1,855)	$6,203	$6,360	$6,437	$5,644	$6,154
Net income (loss) per share:
Basic	$0.03	$0.10	$(0.04)	$0.13	$0.13	$0.13	$0.12	$0.13
Diluted	0.02	0.10	(0.04)	0.12	0.12	0.12	0.11	0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission 1992. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 57 of this Annual Report.
In May 2013, COSO issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company expects to adopt the 2013 Framework during 2015.
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
Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2015 (the “2015 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	60	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	58	Chief Investment Officer and Director
John K. Bray	58	Chief Financial Officer
Daniel D. McCready	58	Chief Credit Officer
Patrick F. McAuliffe	57	Head—Leveraged Finance Origination
John J. Frishkopf	51	Treasurer/Head—Asset Management
Timothy J. Conway, is our Chief Executive Officer and President and was elected to serve as Chairman of our Board of Directors in September 2006. He has been our Chief Executive Officer and President and has served on our Board of Directors since our inception in June 2004. From July 2002 to June 2004, Mr. Conway worked full-time on our founding. From 1996 to July 2002, Mr. Conway was a Managing Director at FleetBoston Financial Corporation or its predecessors responsible for Corporate Finance and Capital Markets. From 1987 to 1996, Mr. Conway held various senior management positions at Citicorp Securities, Inc. He was a Managing Director and Senior Securities Officer and was responsible for the bank’s private placement, loan syndication and acquisition finance businesses. Mr. Conway received his undergraduate degree from Fairfield University and his masters of business administration from the University of Connecticut.
Peter A. Schmidt-Fellner, has served as our Chief Investment Officer since our inception in 2004 and was elected to our Board of Directors in November 2006. From 1993 to 2003, Mr. Schmidt-Fellner was at JPMorgan Securities, Inc. and its various subsidiaries and predecessor institutions, where during his tenure, he was responsible for High Yield Bond Sales, Trading and Research, Loan Trading and Co-Head of High Yield Bond Capital Markets. Mr. Schmidt-Fellner received his undergraduate degree from Colby College and his masters in business administration from the Tuck School of Business at Dartmouth.
John K. Bray, has served as our Chief Financial Officer since January 2005. From April 2004 to October 2004, Mr. Bray was the Business Financial Officer at Bank of America. From August 1979 to April 2004, Mr. Bray held various positions at FleetBoston Financial Corporation or its predecessors, most recently as Director of Finance—Line of Businesses. Mr. Bray received his undergraduate degree from the College of the Holy Cross and his masters of business administration from the University of Hartford.
Daniel D. McCready, has served as our Chief Credit Officer since March 2013. He chairs the Underwriting Committees for Leveraged Finance and Equipment Finance, and is also a member of the firm’s Management Committee. Mr. McCready has thirty years of experience in leveraged finance, asset based finance and sponsor coverage. He joined the company from CIT Group, where he was Chief Credit Officer of Corporate Finance, and a member of the Credit Policy Committee. Mr. McCready has held risk leadership positions for over fourteen years, including credit management and restructuring at GE Capital and CIBC World Markets. His previous experience includes sponsor finance origination and debt capital markets at Bankers Trust/Deutsche Bank and Bank of America. Mr. McCready received his undergraduate degree from the US Naval Academy and his masters of business administration from George Washington University.
Patrick F. McAuliffe, has served as a Managing Director of the Company since 2005 and Head of its Middle Market lending division since 2012. He also serves as a member of the firm’s Management Committee. Prior to joining NewStar Financial in April 2005, he was a Regional Executive in Bank of America’s Metro New York Region, and prior to the merger of FleetBoston Financial and Bank of America, Mr. McAuliffe held numerous positions at FleetBoston Financial between 1984-2004.
John J. Frishkopf, has served as a Managing Director of the Company, Treasurer and Head of Asset Management since 2004. He also serves as a member of the firm’s Management and Underwriting Committees. Prior to joining the Company, he was a Managing Director of Milford Associates, LLC, a turnaround and corporate restructuring advisory firm, which he founded in 1999. In 1992, he co-founded Benson Oak & Company an investment banking boutique operating in the Czech and Slovak Republics. Prior to Benson Oak, he was a vice president at Citicorp’s North American Investment Banking and International Corporate Finance Division where he spent five years working in capital markets, originating, structuring and placing loan and private placement transactions.
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
Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2015 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2015 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2015 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services
Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2015 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedule

a.	Documents Filed as Part of the Report
The consolidated financial statements and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements appearing on page 56 of this report.

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

NEWSTAR FINANCIAL, INC.

Date: March 3, 2015	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. CONWAY	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2015
Timothy J. Conway

/s/ JOHN K. BRAY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2015
John K. Bray

/s/ CHARLES N. BRALVER	Director	March 3, 2015
Charles N. Bralver

/s/ BRADLEY E. COOPER	Director	March 3, 2015
Bradley E. Cooper

/s/ BRIAN L.P. FALLON	Director	March 3, 2015
Brian L.P. Fallon

/s/ FRANK R. NOONAN	Director	March 3, 2015
Frank R. Noonan

/s/ MAUREEN P. O’HARA	Director	March 3, 2015
Maureen P. O’Hara

/s/ PETER A. SCHMIDT-FELLNER	Chief Investment Officer and Director	March 3, 2015
Peter A. Schmidt-Fellner

/s/ RICHARD E. THORNBURGH	Director	March 3, 2015
Richard E. Thornburgh

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

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

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

4(d)(6)	Indenture, dated as of December 18, 2012, by and between NewStar Commercial Loan Funding 2012-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

4(d)(7)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

4(d)(8)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(a)(1)	Lease, dated as of October 31, 2012, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated as of September 12, 2013, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant	Previously filed as Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

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
Previously filed as Exhibit 10(b)(1)(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

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

10(b)(10)(n)	Joinder Agreement to Second Amended and Restated Note Agreement, dated as of March 6, 2014, by and among the Company, the new holders party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33211) filed on May 8, 2014 and incorporated herein by reference.

10(b)(10)(o)	Second Amendment to Second Amended and Restated Note Agreement, dated March 31, 2014, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33211) filed on May 8, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(10)(p)
Third Amendment and Joinder to Second Amended and Restated Note Agreement, dated as of May 15, 2014, by and among the Company, AP MA Funding LLC, the holders from time to time party thereto, and Fortress Credit Corp.

Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-33211) filed on August 6, 2014, 2014 and incorporated herein by reference.

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

10(b)(15)(d)
Third Amendment to Note Purchase Agreement, dated January 30, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 3, 2014 and incorporated herein by reference.

10(b)(15)(e)
Fourth Amendment to Note Purchase Agreement, dated as of February 28, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 5, 2014 and incorporated herein by reference.

10(b)(15)(f)
Fifth Amendment to Note Purchase Agreement, dated as of May 30, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.

Filed herewith.

10(b)(15)(g)
Sixth Amendment to Note Purchase Agreement, dated as of August 27, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.

Filed herewith.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(16)(b)
First Amendment to the Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.

Previously filed as Exhibit 10(b)(16)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

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

10(b)(17)(a)
Loan and Security Agreement, dated as of December 7, 2012, by and among NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, and U.S. Bank National Association.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2012 and incorporated herein by reference.

10(b)(17)(b)
Joinder Agreement and First Amendment by and between NewStar Business Funding 2012-1, LLC, as Borrower, Wells Fargo Bank, National Association, and RBS Citizens Business Capital, dated as of April 1, 2014.
Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-33211) filed on August 6, 2014 and incorporated herein by reference.

10(b)(17)(c)
Second Amendment to Loan and Security Agreement, dated as of May 5, 2014, by and among NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, RBS Citizens Business Capital, and U.S. Bank National Association.
Filed herewith.

10(b)(17)(d)
Third Amendment to Loan and Security Agreement dated as of December 8, 2014, by and among NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, Citizens Business Capital, and U.S. Bank National Association.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 10, 2014 and incorporated herein by reference.

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

10(c)(1)	Master Loan Sale Agreement, dated as of September 11, 2013, by and among the Company, NewStar Commercial Loan Depositor 2013-1 LLC, and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(c)(2)	Collateral Management Agreement, dated as of September 11, 2013, by and among the Company and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(d)(1)
Master Loan Sale Agreement by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2014-1 LLC, as Depositor and NewStar Commercial Loan Funding 2014-1 LLC as Issuer, dated as of April 17, 2014.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(d)(2)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(e)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(f)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(g)(1)	Form of 2013 Restated Tier I Employment Agreement dated as of October 9, 2013, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2013 and incorporated herein by reference.

10(g)(2)
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

10(g)(3)	Form of Restated Tier II Employment Agreement dated as of December 11, 2009, between the Company and its Chief Credit Officer.*	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 15, 2009 and incorporated herein by reference.

10(h)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(i)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(j)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(k)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(l)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(m)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(n)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(o)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(p)	Separation Agreement and General Release effective as of June 4, 2013 by and between the Company and David R. Dobies.	Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.
10(q)	Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.
Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33211) filed on November 6, 2013 and incorporated herein by reference.

10(r)(1)	Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including forms of Note and Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(r)(2)	Standstill Agreement between the Company and GSO Capital Partners LP, dated November 4, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(r)(3)	Form of Voting Agreement.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(r)(4)	Amendment No. 1, dated as of December 4, 2014, to the Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including Form of Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 8, 2014 and incorporated herein by reference.

10(s)(1)	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(s)(2)	Confirmation Letter Agreement, dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(s)(3)	Confirmation Letter Agreement dated as of December 4, 2014 (amended and restated as of December 15, 2014), by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 18, 2014 and incorporated herein by reference.

Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.
Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33211) filed on November 6, 2013 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†
Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

*	Indicates management contracts and compensatory arrangements.