Form 10-K/A
period 2014-12-31
NewStar Financial, Inc.
filed 2015-03-26
CIK 1373561

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

EXPLANATORY NOTE

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2015. This Amendment No. 1 is being filed to correct an error in the content of Item 1, “Business.” The error appears in the Loan Portfolio section on Page 8 of the Original Form 10-K. In the second sentence of the section, we state that our loan portfolio totaled approximately $2.9 billion of funding commitments, representing $2.6 billion of balances outstanding and $3.0 billion of funds committed but undrawn as of December 31, 2014. However, $0.3 billion of the committed funds remain undrawn, as opposed to the previously reported $3.0 billion.

Among other immaterial amendments contained in this Amendment No. 1, we have revised the Index to the Financial Statements in Item 8, “Financial Statements and Supplementary Data” on Page 56 of the Original Form 10-K, and certain table headings to update the years from 2011, 2012, and 2013, to 2012, 2013, and 2014, respectively. This Amendment No. 1 includes revisions to Part I, Item 1, Part II, Item 8, and, for the purpose of reflecting the exhibits hereto, Part IV, Item 15. We have included the remaining unaltered portions of the Original Form 10-K in their entirety to, among other things, facilitate efficient communication to our stockholders in connection with our 2015 Annual Meeting of Stockholders.

This Amendment No. 1 does not update any disclosures to reflect developments since the filing date of the Original Form 10-K.

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
We believe that NewStar is among the most active lenders focused on financing private equity backed companies in the middle market and that we have established a recognized brand in the market with a reputation as a smart, reliable lender that is responsive, consistent and constructive. Since inception, the Company has funded loans totaling more than $6 billion to approximately 550 companies backed by nearly 285 different financial sponsors. The Company’s national lending strategy is supported by a network of offices located across the country. We develop new customer relationships and source our loans primarily through the direct marketing and origination efforts of our bankers. The Company’s bankers call directly on prospective clients and referrals sources from this network of offices. They have established relationships with a wide range of prospective customers and referral sources, including approximately 285 private equity groups with investment strategies focused on the middle market, mid-sized companies, corporate executives, banks, other non-bank “club” lenders, and investment banks. To a lesser extent, we may also source loans and other debt products by participating in larger credit facilities syndicated by other lenders.
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
Loan Portfolio
The Company’s loan portfolio is comprised of loans, leases and other debt products. As of December 31, 2014, the loan portfolio totaled approximately $2.9 billion of funding commitments, representing $2.6 billion of balances outstanding and $0.3 billion of funds committed but undrawn as of December 31, 2014. Loans originated by our Leveraged Finance group comprised 81.4% of the portfolio, while 10.9% of the loan portfolio was originated by our Business Credit and Equipment Finance lending groups, 4.0% comprised of commercial mortgages originated by our Real Estate lending group, and the remaining 3.7% was originated by our Equipment Finance group as of December 31, 2104. Consistent with our strategy to focus on senior secured lending, first lien senior debt represented 96.6% of the portfolio.
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
Subordinated notes
On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to our existing and future senior debt. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment which was $43.2 million. The debt discount will accrete to par over time and will be recorded as non-cash interest expense. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle) feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and will mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. We are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.
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
The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90	Aaa/AAA
Class B	26,000	26,000	3.25	Aa2/N/A
Class C	35,200	35,200	4.25	A2/N/A
Class D	11,400	11,400	6.25	Baa2/N/A
Total notes	$263,300	$263,300
Class E	16,300	16,300	N/A	Ba1/N/A
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.
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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65	AAA/Aaa
Class A-R	35,000	20,000	(1)	AAA/Aaa
Class B	38,000	38,000	2.30	AA/N/A
Class C	36,000	36,000	3.80	A/N/A
Class D	21,000	21,000	4.55	BBB/N/A
Class E	6,000	6,000	5.30	BBB-/N/A
Total notes	338,600	323,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$385,000

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2014	Borrowing spread to LIBOR	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80	Aaa
Class B-1	20,000	20,000	3	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60	A2
Class D	23,500	23,500	4.75	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.
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

Subordinated notes
On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment which was $43.2 million. The debt discount will amortize over time and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

December 31, 2014
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Financial liabilities:
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Subordinated notes	156,831	184,087	—	—	184,087
Repurchase agreements	57,227	63,507	—	63,507	—

December 31, 2013
	Carrying amount	Fair value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,240,006	$2,274,382	$—	$—	$2,274,382
Financial liabilities:
Term debt securitizations	1,242,374	1,202,900	—	1,402,900	—
Repurchase agreements	67,954	66,911	—	66,911	—
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
Subordinated notes: The fair value of the subordinated notes was derived in conjunction with the analysis performed at the issuance of the debt and associated 12 million warrants. At December 31, 2014 the $200 million of notes issued had a fair value of $184.2 million.

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
Unaudited quarterly information for 2014 and 2013 is shown in the following table.

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

NEWSTAR FINANCIAL, INC.

Date: March 26, 2015	By:	/s/ JOHN K. BRAY
John K. Bray
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

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

Previously filed as Exhibit 10(b)(15)(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33211) filed on March 4, 2015.

10(b)(15)(g)
Sixth Amendment to Note Purchase Agreement, dated as of August 27, 2014, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10(b)(15)(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33211) filed on March 4, 2015.

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
Previously filed as Exhibit 10(b)(17)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33211) filed on March 4, 2015.

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

21	Subsidiaries of the Company.	Previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33211) filed on March 4, 2015.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†
Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

*	Indicates management contracts and compensatory arrangements.