Form 10-Q
period 2015-03-31
NewStar Financial, Inc.
filed 2015-05-07
CIK 1373561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-33211
 ______________________________________________________________________
NewStar Financial, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

Delaware	54-2157878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1250, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
(617) 848-2500
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2015, 45,948,447 shares of common stock, par value of $0.01 per share, were outstanding.

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
For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K as amended for the year ended December 31, 2014.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NEWSTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 Unaudited

	March 31, 2015	December 31, 2014
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$28,666	$33,033
Restricted cash	214,853	95,411
Cash collateral on deposit with custodian	49,082	38,975
Investments in debt securities, available-for-sale	79,891	46,881
Loans held-for-sale, net	149,609	200,569
Loans and leases, net	2,496,564	2,305,896
Deferred financing costs, net	29,397	26,514
Interest receivable	8,394	7,477
Property and equipment, net	613	660
Deferred income taxes, net	30,376	28,078
Income tax receivable	103	3,388
Other assets	32,712	24,127
Total assets	$3,120,260	$2,811,009
Liabilities:
Credit facilities	$369,894	$487,768
Term debt securitizations	1,572,484	1,193,187
Repurchase agreements	79,760	57,227
Corporate debt	238,300	238,500
Subordinated notes	136,578	156,831
Accrued interest payable	10,656	6,576
Other liabilities	56,300	29,923
Total liabilities	2,463,972	2,170,012
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2015 and 2014;
Shares outstanding 46,031,393 in 2015 and 46,620,474 in 2014	460	466
Additional paid-in capital	742,699	718,825
Retained earnings	17,002	14,463
Common stock held in treasury, at cost $0.01 par value; 8,699,103 in 2015 and 7,581,646 in 2014	(103,924)	(92,724)
Accumulated other comprehensive income (loss), net	51	(33)
Total stockholders’ equity	656,288	640,997
Total liabilities and stockholders’ equity	3,120,260	2,811,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2015	2014
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$39,749	$33,127
Interest expense	22,334	12,501
Net interest income	17,415	20,626
Provision for credit losses	6,978	5,807
Net interest income after provision for credit losses	10,437	14,819
Non-interest income:
Fee income	1,158	770
Asset management income	920	25
Loss on derivatives	(9)	(4)
Loss on sale of loans, net	(15)	(166)
Other income	2,072	6,093
Total non-interest income	4,126	6,718
Operating expenses:
Compensation and benefits	6,733	7,759
General and administrative expenses	3,499	4,369
Total operating expenses	10,232	12,128
Operating income before income taxes	4,331	9,409
Results of Consolidated Variable Interest Entity:
Interest income	—	2,653
Interest expense – credit facilities	—	878
Interest expense – Fund membership interest	—	595
Other income	—	8
Operating expenses	—	60
Net results from Consolidated Variable Interest Entity	—	1,128
Income before income taxes	4,331	10,537
Income tax expense	1,792	4,334
Net income	$2,539	$6,203
Basic income per share	$0.05	$0.13
Diluted income per share	0.05	0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
	2015	2014
	($ in thousands, except per share amounts)
Net income	$2,539	$6,203
Other comprehensive income, net of tax:
Net unrealized securities gains, net of tax expense of $76 and $118, respectively	109	172
Net unrealized derivative losses, net of tax benefit of $22 and $1, respectively	(25)	(3)
Other comprehensive income	84	169
Comprehensive income	$2,623	$6,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Three Months Ended March 31, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	2,539	—	—	2,539
Other comprehensive income	—	—	—	—	84	84
Issuance of restricted stock	4	(4)	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	(140)	—	(140)
Tax benefit from vesting of stock awards	—	(109)	—		—	(109)
Repurchase of common stock	(11)	11	—	(11,060)	—	(11,060)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,403	—	—	—	1,404
Tax benefit from exercise of common stock awards	—	77	—	—	—	77
Amortization of restricted common stock awards	—	730	—	—	—	730
Balance at March 31, 2015	$460	$742,699	$17,002	$(103,924)	$51	$656,288

	NewStar Financial, Inc. Stockholders’ Equity For the Three Months Ended March 31, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	487	655,143	2,624	$(43,271)	$569	$658	$616,210
Net income	—	—	5,539	—	—	664	6,203
Other comprehensive income	—	—	—	—	169	—	169
Issuance of restricted stock	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	(385)	—	—	(385)
Tax benefit from vesting of restricted common stock awards	—	143	—	—	—	—	143
Exercise of common stock options	1	465	—	—	—	—	466
Amortization of restricted common stock awards	—	664	—	—	—	—	664
Balance at March 31, 2014	489	656,414	8,163	$(43,656)	$738	$1,909	$624,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$2,539	$6,203
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	6,978	5,807
Depreciation and amortization and accretion	(1,655)	(3,488)
Amortization of debt issuance costs	3,455	1,464
Equity compensation expense	730	664
Loss on sale of loans	15	166
Unrealized gain on total return swap	(1,203)	—
Gain on sale of equipment	(137)	—
Loss from equity method investments	—	1,553
Net change in deferred income taxes	(2,241)	2,154
Loans held-for-sale originated	(68,511)	(35,214)
Proceeds from sale of loans held-for-sale	119,456	20,000
Net change in interest receivable	(917)	335
Net change in other assets	(4,385)	(16,641)
Net change in accrued interest payable	4,080	(2,058)
Net change in accounts payable and other liabilities	26,230	515
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	—	59
Depreciation and amortization and accretion	—	(165)
Net change in interest receivable	—	286
Net change in other assets	—	138
Net change in accrued interest payable	—	591
Net cash provided by (used in) operating activities	84,434	(17,631)
Cash flows from investing activities:
Net change in restricted cash	(119,442)	64,349
Net change in loans	(195,818)	12,364
Purchase of debt securities, available-for-sale	(32,714)	—
Proceeds from sale of other real estate owned	185	—
Acquisition of property and equipment	(7)	(2)
Consolidated Variable Interest Entity:
Net change in loans	—	7,439
Net change in restricted cash	—	(3,773)
VIE cash dividends	—	(671)
Net cash provided by (used in) investing activities	(347,796)	79,706
Cash flows from financing activities:
Proceeds from exercise of stock options, net	1,403	465
Tax benefit from exercise of stock options	77	—
Tax benefit from vesting of stock awards	(109)	143
Borrowings on credit facilities	488,016	253,561
Repayment of borrowings on credit facilities	(605,890)	(285,211)
Issuance of term debt	410,250	—
Borrowings on term debt	16,000	55,900
Repayment of borrowings on term debt	(46,953)	(89,961)
Borrowings on repurchase agreements	27,158	—
Repayment of borrowings on repurchase agreements	(4,625)	(10,215)
Repayment of corporate debt	(200)
Payment of cash collateral	(10,107)	—
Payment of deferred financing costs	(4,825)	(210)
Purchase of treasury stock	(11,200)	(385)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued Unaudited
	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	—	—
Repayment of borrowings on credit facilities	—	(5,500)
Borrowings on subordinated debt	—	—
Repayment of borrowings on subordinated debt	—	—
Payment of deferred financing costs	—	—
Net cash provided by (used in) financing activities	258,995	(81,413)
Net increase in cash during the period	(4,367)	(19,338)
Cash and cash equivalents at beginning of period	33,033	43,401
Cash and cash equivalents at end of period	$28,666	$24,063
Supplemental cash flows information:
Interest paid	$18,254	$14,560
Interest paid by VIE	—	1,460
VIE cash distribution	—	671
Taxes paid	891	246
Increase in fair value of investments in debt securities, available for sale	185	290

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2014.
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
Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for the interim or annual period beginning after December 15, 2015. Adoption of ASU 2015-3 will not have an impact on the Company's results of operations but will reduce its total assets and liabilities by an equal amount within its statement of financial position.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of a reporting entities require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting entity chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analyses must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on results from operations or financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on results from operations or financial position.
Note 3. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses
Although the Company operates as a single segment, and derives revenues from its asset management activities and four specialized lending groups that target market segments in which it believes it has competitive advantages:

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
Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including credit funds managed by the Company) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At March 31, 2015 loans held-for-sale consisted of $151.0 million of leveraged finance loans.
These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.
As of March 31, 2015 and December 31, 2014, loans held-for-sale consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$150,987	$202,369
Gross loans held-for-sale	150,987	202,369
Deferred loan fees, net	(1,378)	(1,800)
Total loans held-for-sale, net	$149,609	$200,569
At March 31, 2015, loans held-for-sale include loans with an aggregate outstanding balance of $142.9 million that were intended to be sold to credit funds managed by the Company. As of May 4, 2015, the Company had sold $20.7 million of the loans intended to be sold to credit funds managed by the Company. The Company sold loans with an aggregate outstanding balance of $4.0 million for an aggregate loss of $0.01 million to entities other than credit funds during the three months ended March 31, 2015. The Company sold loans with an outstanding balance of $4.8 million for a loss of $0.2 million to entities other than credit funds during the three months ended March 31, 2014.
As of March 31, 2015, and December 31, 2014, loans and leases consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$2,084,005	$1,881,277
Business Credit	264,910	286,918
Real Estate	109,622	105,394
Equipment Finance	113,665	96,666
Gross loans and leases	2,572,202	2,370,255
Deferred loan fees, net	(25,702)	(21,376)
Allowance for loan and lease losses	(49,936)	(42,983)
Total loans and leases, net	$2,496,564	$2,305,896
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
Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of March 31, 2015, $146.5 million of the Company’s loans were classified as “Criticized”, including $121.5 million of the Company’s impaired loans, and $2.4 billion were classified as “Pass”. As of December 31, 2014, $133.2 million of the Company’s loans were classified as “Criticized”, including $121.8 million of the Company’s impaired loans, and $2.2 billion were classified as “Pass”.
When the Company rates a loan above a certain risk rating threshold and the loan is deemed to be impaired, the Company will establish a specific allowance, if appropriate, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.
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
As of March 31, 2015, the Company had impaired loans with an aggregate outstanding balance of $215.7 million. Impaired loans with an aggregate outstanding balance of $174.3 million have been restructured and classified as TDR. As of March 31, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $12.0 million. Impaired loans with an aggregate outstanding balance of $100.3 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three months ended March 31, 2015, the Company recovered $0.1 million and did not charge off any outstanding non-accrual loans. During the three months ended March 31, 2015, the Company placed loans with an aggregate outstanding balance of $14.8 million on non-accrual status. During the three months ended March 31, 2015, the Company recorded $3.0 million of net specific provisions for impaired loans. At March 31, 2015, the Company had a $23.7 million specific allowance for impaired loans with an aggregate outstanding balance of $129.2 million. At March 31, 2015, additional funding commitments for impaired loans totaled $11.1 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2015, $43.2 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $23.7 million specific allowance for impaired loans was $9.3 million related to delinquent loans.
As of December 31, 2014, the Company had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as TDR. As of December 31, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $16.4 million. Impaired loans with an aggregate outstanding balance of $87.8 million were also on non-accrual status. During 2014, the Company charged off $18.8 million of outstanding non-accrual loans. During 2014, the Company placed loans with an aggregate outstanding balance of $43.5 million on non-accrual status and returned loans with an aggregate outstanding balance of $1.9 million to performing status. During 2014, the Company recorded $22.2 million of net specific provisions for impaired loans. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. At December 31, 2014, additional funding commitments for impaired loans totaled $10.9 million. As of December 31, 2014, $43.6 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $20.7 million specific allowance for impaired loans was $8.7 million related to delinquent loans.
During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. During 2014, the Company sold one of the commercial real estate properties for $9.5 million resulting in a gain on sale of $0.01 million. The remaining commercial real estate property had a carrying value of $3.0 million as of March 31, 2015.
A summary of impaired loans is as follows:

	Investment	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
March 31, 2015
Leveraged Finance	$164,547	$159,626	$186,005
Business Credit	—	—	—
Real Estate	51,173	51,136	54,526
Equipment Finance	—	—	—
Total	$215,720	$210,762	$240,531
December 31, 2014
Leveraged Finance	$164,886	$160,223	$186,002
Business Credit	—	—	366
Real Estate	52,309	52,230	55,661
Equipment Finance	—	—	—
Total	$217,195	$212,453	$242,029

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
March 31, 2015
Leveraged Finance	$101,503	96,620	$63,044	63,006
Business Credit	—	—	—	—
Real Estate	27,661	27,659	23,512	23,477
Equipment Finance	—	—	—	—
Total	$129,164	$124,279	$86,556	$86,483
December 31, 2014
Leveraged Finance	$103,159	98,528	$61,727	61,695
Business Credit	—	—	—	—
Real Estate	—	—	52,309	52,230
Equipment Finance	—	—	—	—
Total	$103,159	$98,528	$114,036	$113,925
During the three months ended March 31, 2015, the Company recorded recoveries of $0.1 million, and during the three months ended March 31, 2014, the Company recorded net partial charge-offs of $8.1 million. During the three months ended March 31, 2015, the Company did not record any charge-offs and during the three months ended March 31, 2014, the Company did not record any recoveries of previously charged off loans. The Company’s general policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Any potential charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.
While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.
Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
March 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,919,458	$23,752	$264,910	$1,330	$58,449	$285	$113,665	$863
Individually evaluated (2)	164,547	23,637	—	—	51,173	69	—	—
Total	$2,084,005	$47,389	$264,910	$1,330	$109,622	$354	$113,665	$863

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,716,391	$20,045	$286,918	$1,334	$53,085	$257	$96,666	$622
Individually evaluated (2)	164,886	20,725	—	—	52,309	—	—	—
Total	$1,881,277	$40,770	$286,918	$1,334	$105,394	$257	$96,666	$622

(1)
Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 based on the Company’s internally developed 12 point scale at each of March 31, 2015 and December 31, 2014, respectively.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	March 31, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$98,071	$84,704
Business Credit	—	—
Real Estate	2,230	3,103
Equipment Finance	—	—
Total	$100,301	$87,807
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
The Company has made the following types of concessions in the context of a TDR:
Group I:

•	extension of principal repayment term

•	principal holidays

•	interest rate adjustments
Group II:

•	partial forgiveness

•	conversion of debt to equity
A summary of the types of concessions that the Company made with respect to TDRs at March 31, 2015 and December 31, 2014 is provided below:

	Group I	Group II
	($ in thousands)
March 31, 2015	$174,297	$135,596
December 31, 2014	$175,589	$135,748
Note: A loan may be included in both restructuring groups, but not repeatedly within each group.
For the three months ended March 31, 2015, the Company did not have any partial charge-offs related to loans previously classified as TDR. As of March 31, 2015, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.
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
Below is a summary of the Company’s loans which were classified as TDR.

For the Three Months Ended March 31, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
($ in thousands)
Leveraged Finance	$—	$—	$—
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$—

For the Year Ended December 31, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
($ in thousands)
Leveraged Finance	$—	$—	$25,933
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$25,933
The following sets forth a breakdown of troubled debt restructurings at March 31, 2015 and December 31, 2014:

As of March 31, 2015	Accrual Status				For the three months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$66,475	$84,310	$150,785	$22,543	$—
Business Credit	—	—	—	—	—
Real Estate	21,282	2,230	23,512	—	—
Equipment Finance	—	—	—	—	—
Total	$87,757	$86,540	$174,297	$22,543	$—

As of December 31, 2014	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged- off
Leveraged Finance	$80,182	$70,734	$150,916	$19,885	$18,709
Business Credit	—	—	—	—	—
Real Estate	21,570	3,103	24,673	—	—
Equipment Finance	—	—	—	—	—
Total	$101,752	$73,837	$175,589	$19,885	$18,709
The Company classifies a loan as past due when it is over 60 days delinquent.
An age analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
March 31, 2015
Leveraged Finance	$—	$43,240	$43,240	$2,040,765	$2,084,005	$—
Business Credit	—	—	—	264,910	264,910	—
Real Estate	—	—	—	109,622	109,622	—
Equipment Finance	—	—	—	113,665	113,665	—
Total	$—	$43,240	$43,240	$2,528,962	$2,572,202	$—
	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2014
Leveraged Finance	$25,412	$18,151	$43,563	$1,837,714	$1,881,277	$—
Business Credit	—	—	—	286,918	286,918	—
Real Estate	—	—	—	105,394	105,394	—
Equipment Finance	—	—	—	96,666	96,666	—
Total	$25,412	$18,151	$43,563	$2,326,692	$2,370,255	$—
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
A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	3,734	(4)	26	241	3,997
Provision for credit losses—specific	2,912	—	69	—	2,981
Loans charged off, net of recoveries	68	—	—	—	68
Balance, end of period	$48,194	$1,330	$352	$863	$50,739
Balance, end of period—specific	$23,637	$—	$69	$—	$23,706
Balance, end of period—general	$24,557	$1,330	$283	$863	$27,033
Average balance of impaired loans	$164,902	$—	$51,723	$—	$216,625
Interest recognized from impaired loans	$2,189	$—	$567	$—	$2,756
Loans and leases
Loans individually evaluated with specific allowance	$101,503	$—	$27,661	$—	$129,164
Loans individually evaluated with no specific allowance	63,044	—	23,512	—	86,556
Loans and leases collectively evaluated without specific allowance	1,919,458	264,910	58,449	113,665	2,356,482
Total loans and leases	$2,084,005	$264,910	$109,622	$113,665	$2,572,202

	Three Months Ended March 31, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	1,563	29	39	79	1,710
Provision for credit losses—specific	4,232	—	(135)	—	4,097
Loans charged off, net of recoveries	(8,062)	—	—	—	(8,062)
Balance, end of period	$34,536	$1,002	$3,557	$504	$39,599
Balance, end of period—specific	$15,997	$200	$3,142	$—	$19,339
Balance, end of period—general	$18,539	$802	$415	$504	$20,260
Average balance of impaired loans	$185,188	$484	$62,005	$—	$247,677
Interest recognized from impaired loans	$37	$—	$1	$—	$38
Loans and leases
Loans individually evaluated with specific allowance	$116,863	$281	$30,046	$—	$147,190
Loans individually evaluated with no specific allowance	62,960	—	32,000	—	94,960
Loans and leases collectively evaluated without specific allowance	1,759,281	175,710	60,757	64,109	2,059,857
Total loans and leases	$1,939,104	$175,991	$122,803	$64,109	$2,302,007
Included in the allowance for credit losses at March 31, 2015 and December 31, 2014 is an allowance for unfunded commitments of $0.8 million and $0.7 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.
During the three months ended March 31, 2015, the Company recorded a total provision for credit losses of $7.0 million. The Company increased its allowance for credit losses to $50.7 million as of March 31, 2015 from $43.7 million at December 31, 2014 as a result of the increase in Loans and leases, net and an increase in the specific allowance for credit losses. The Company had $0.1 million of recoveries of impaired loans with a specific allowance, increased its general allowance for credit losses by 8 basis points during the three months ended March 31, 2015, and recorded new specific provisions for credit losses of $3.0 million. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 9% as of March 31, 2015 and as of December 31, 2014.
The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.
The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of March 31, 2015 in light of the estimated known and inherent risks identified through its analysis.
Note 4. Restricted Cash
Restricted cash as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
Collections on loans pledged to credit facilities	$38,899	$34,508
Principal and interest collections on loans held in trust and prefunding amounts	175,866	60,013
Customer escrow accounts	88	890
Total	$214,853	$95,411
As of March 31, 2015, the Company had the ability to use $29.3 million of restricted cash to fund new or existing loans.
Note 5. Investments in Debt Securities, Available-for-Sale
Amortized cost of investments in debt securities as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
Investments in debt securities—gross	$87,318	$53,098
Unamortized discount	(7,623)	(6,228)
Investments in debt securities—amortized cost	$79,695	$46,870
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2015
Collateralized loan obligations	$79,695	$560	$(364)	$79,891
	$79,695	$560	$(364)	$79,891

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2014
Collateralized loan obligations	$46,870	$214	$(203)	$46,881
	$46,870	$214	$(203)	$46,881
During the three months ended March 31, 2015, the Company purchased $32.9 million of debt securities.
The Company did not sell any debt securities during the three months ended March 31, 2015 and 2014.
The Company did not record any net Other-Than-Temporary Impairment charges during the three months ended March 31, 2015 and 2014.
The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	9	—	9
Fair value	$44,884	$—	$44,884
Amortized cost	45,248	—	45,248
Unrealized loss	$364	$—	$364

	December 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,740	$—	$38,740
Amortized cost	38,943	—	38,943
Unrealized loss	$203	$—	$203
As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at March 31, 2015 and December 31, 2014 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2015, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”
Maturities of debt securities classified as available-for-sale were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	8,567	8,735	46,870	46,881
Due after ten years through fifteen years	71,128	71,156	—	—
Total	$79,695	$79,891	$46,870	$46,881
Note 6. Borrowings
Credit Facilities
As of March 31, 2015 the Company had four credit facilities through certain of its wholly-owned subsidiaries: (i) a $425 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $110 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.
The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At March 31, 2015, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.
The Company has a $425.0 million credit facility with Wells Fargo to fund leveraged finance loans. On March 6, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $425.0 million from $375.0 million, with the ability to further increase the commitment amount to $475.0 million, subject to lender approval and other customary conditions, and modified certain concentration amounts and specified threshold amounts. The credit facility had an outstanding balance of $163.8 million and unamortized deferred financing fees of $3.1 million as of March 31, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.
The Company has a $125.0 million credit facility with DZ Bank that had an outstanding balance of $89.9 million and unamortized deferred financing fees of $0.1 million as of March 31, 2015. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.6 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.
The Company has a $110.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $89.3 million and unamortized deferred financing fees of $0.7 million as of March 31, 2015. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.
The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $27.0 million and unamortized deferred financing fees of $0.9 million as of March 31, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.
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

The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of March 31, 2015, the term note had an outstanding principal balance of $238.3 million and unamortized deferred financing fees of $3.9 million. On April 22, 2015, we paid off the term note with Fortress Credit Corp.
Subordinated notes
On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as of December 31, 2014 and $63.4 million as of March 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of March 31, 2015, unamortized deferred financing fees were $5.9 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.
Term Debt Securitizations
In June 2007 the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2015, the $280.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $334.3 million. At March 31, 2015, deferred financing fees were $0.3 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.
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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2015	Interest rate	Legal final maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$134,675	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	42,365	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$280,333

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

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2015, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2015, deferred financing fees were $2.0 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
	$263,300	$263,300

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.
On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At March 31, 2015, the $329.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $390.5 million. At March 31, 2015, deferred financing fees were $4.3 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Interest rate	Legal final maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	25,500	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$329,100

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
On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At March 31, 2015, deferred financing fees were $3.0 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At March 31, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At March 31, 2015, deferred financing fees were $4.3 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2015-1 CLO may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied.
The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027	Aaa/AAA
Class A-2	35,000	35,000	(1)	January 20, 2027	Aaa/AAA
Class B	50,000	50,000	Libor+2.80%	January 20, 2027	Aa2/ N/A
Class C	38,500	38,500	Libor+3.85%	January 20, 2027	A2/N/A
Class D	33,250	33,250	Libor+5.50%	January 20, 2027	Baa3/N/A
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.
Note 7. Repurchase Agreement

Loans sold under agreements to repurchase	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	($ in thousands)
Outstanding at end of period	$79,760	$57,227
Maximum outstanding at any month end	79,760	57,891
Average balance for the period	58,015	57,932
Weighted average rate at end of period	4.02%	5.16%
On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.17% as of March 31, 2015. As of March 31, 2015, unamortized deferred financing fees were $0.8 million and the outstanding balance was $52.6 million. During 2015, the Company made principal payments totaling $4.6 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. The Company cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.
The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneous agree to sell the securities back at a specified date. Under the terms of the Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2015, the outstanding balance was $27.2 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.
Note 8. Stockholders’ Equity
Stockholders’ Equity
As of March 31, 2015 and December 31, 2014, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2015		December 31, 2014
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	46,031	145,000	46,620
Preferred Stock
Since the completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock has included 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.
Common Stock
On March 24, 2015, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.
On December 22, 2014, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million.
On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2015, the Company had repurchased 465,092 shares of its common stock under this program at a weighted average price per share of $11.38.
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

On January 23, 2015, the Company completed its issuance of warrants as part of the strategic relationship with Franklin Square. The Company issued the second tranche of warrants to purchase 2.5 million shares of its common stock subject to the same terms as the warrants that were issued on December 4, 2014.
Restricted Stock
During the three months ended March 31, 2015, the Company issued 355,876 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.
Restricted stock activity for the three months ended March 31, 2015 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2014	315,338	$4,091
Granted	355,876	3,772
Vested	(107,926)	(1,397)
Forfeited	—	—
Non-vested as of March 31, 2015	563,288	$6,466
The Company’s compensation expense related to restricted stock was $0.7 million for the three months ended March 31, 2015 and 2014. The unrecognized compensation cost of $4.2 million at March 31, 2015 is expected to be recognized over the next three years.
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
Stock option activity for the three months ended March 31, 2015 was as follows:

Options
Outstanding as of January 1, 2014	4,628,439
Granted	—
Exercised	(172,500)
Forfeited	(10,000)

Outstanding as of March 31, 2015	4,445,939

Vested as of March 31, 2015	4,445,939

Exercisable as of March 31, 2015	4,445,939
As of March 31, 2015 and December 31, 2014, the Company has recognized all compensation costs related to options granted.
Note 9. Income Per Share
The computations of basic and diluted income per share for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Numerator:
Net income	$2,539	$6,203
Denominator:
Denominator for basic income per common share	46,770	48,730
Denominator:
Denominator for diluted income per common share	46,770	48,730
Potentially dilutive securities - options	2,636	3,720
Potentially dilutive securities - warrants	—	340
Total weighted average diluted shares	49,406	52,790
Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three months ended March 31, 2015 due to the fact that the results would be anti-dilutive.
Note 10. Variable Interest Entities
The Company sponsors the formation of various entities that are considered to be VIEs. The Company evaluates the need to consolidate these entities pursuant to Accounting Standards Codification ("ASC") Topic 810 relating to the consolidation of VIEs. These VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that they could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. VIEs that have been consolidated are disclosed in Note 6.
The Company’s involvement with term debt securitizations that are VIEs and unconsolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company is not the primary beneficiary of these unconsolidated VIEs. The Company’s investment in any unconsolidated VIE generally represent an insignificant equity interest. The Company’s exposure to the risk in these entities is generally limited to any capital contributions it has made or is required to make and any earned but uncollected management fees.
The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in:

	March 31, 2015	December 31, 2014
	($ in thousands)
Unconsolidated VIE assets	$800,000	$400,000
Unconsolidated VIE liabilities	728,200	368,750
Equity interest included on the Consolidated Balance Sheet	2,230	—
Maximum risk of loss (1)	24,014	1,047

(1)
Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

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
Note 11. Financial Instruments with Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments include unfunded commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.
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
At March 31, 2015, the Company had $330.0 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $292.0 million and unfunded commitments related to delayed draw term loans were $32.0 million. $6.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.
Revolving credit facilities allow the Company’s borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $292.0 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2015, the Company categorized $169.2 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2015, the Company had $122.8 million of unfunded unrestricted revolving commitments.
During the three months ended March 31, 2015, revolver usage averaged approximately 50%, which is in line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2015, revolving commitments increased $19.3 million.
Delayed draw credit facilities allow the Company’s borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2014, delayed draw credit facility commitments decreased $9.7 million.
Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. On December 4, 2014, the Company entered into a total return swap ("TRS") for senior floating rate loans with Citibank. The TRS with Citibank enables the Company, through a wholly-owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by it, in return for an interest payment to Citibank. The Company acts as the manager of the TRS and selects the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. As of March 31, 2015, the fair value of the underlying loan portfolio was $141.2 million and $109.2 million as of December 31, 2014. Interest accrues at one-month LIBOR+1.60% per annum. At March 31, 2015 and December 31, 2014, the Company had interest receivable from the TRS of $0.8 million and $0.1 million, respectively, included in Other assets. The Company is required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of March 31, 2015 and December 31, 2014, the Company had cash collateral on deposit with Citibank of $49.1 million and $39.0 million, respectively. The Company's obligations under the TRS are non-recourse to it, and its exposure is limited to the value of the cash collateral. At March 31, 2015, the TRS had an unrealized gain of $0.3 million compared to an unrealized loss of $0.9 million at December 31, 2014 that was included in Other assets and the change was recorded in Non-interest income.
Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
Unused lines of credit	$330,041	$317,583
Standby letters of credit	7,974	7,911
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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2015, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$79,891	$79,891
TRS	$—	$1,176	$—	$1,176
Total assets recorded at fair value on a recurring basis	$—	$1,176	$79,891	$81,067
Nonrecurring Basis:
Loans, net	$—	$—	$27,685	$27,685
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$27,685	$27,685
At March 31, 2015, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.
At March 31, 2015, Other assets included TRS with Citibank. The TRS has a maximum notional amount of $150.0 million and is carried at an estimated fair value of $1.2 million, comprised of $0.8 million of interest receivable and an unrealized gain of $0.3 million on the underlying loan portfolio. The fair value measurement is obtained through a third party pricing service.
At March 31, 2015, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2015, the Company recorded $0.07 million of specific allowance for credit losses related to “Loans, net” measured at fair value at March 31, 2015.
The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at March 31, 2015.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$79,891	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,685	Market comparables Valuation model	Cost to sell Marketability discount	3% - 7% 5%-30%
Total:	$107,576
The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$46,881	$46,881
TRS	—	(740)	—	(740)
Total assets recorded at fair value on a recurring basis	$—	$(740)	$46,881	$46,141
Nonrecurring Basis:
Loans, net	$—	$—	$27,719	$27,719
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$27,719	$27,719
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
At December 31, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2014, the Company released $0.07 million of specific allowance for credit losses related to “Loans, net” measured at fair value at December 31, 2014.
The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$46,881	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,719	Market comparables Valuation model	Cost to sell Marketability discount	3% - 7% 5%-30%
Total:	$74,600
Changes in level 3 recurring fair value measurements
The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2015 and 2014 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three months ended March 31, 2015 and 2014.
For the three months ended March 31, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	111
Included in other comprehensive income	185
Purchases	32,714
Issuances	—
Settlements	—
Balance as of March 31, 2015	$79,891
For the three months ended March 31, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	56
Included in other comprehensive income	290
Purchases	—
Issuances	—
Settlements	—
Balance as of March 31, 2014	$22,544
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$28,666	$28,666	$33,033	$33,033
Restricted cash	214,853	214,853	95,411	95,411
Cash collateral on deposit with custodian	49,082	49,082	38,975	38,975
Loans held-for-sale	149,609	149,609	200,569	200,569
Loans and leases, net	2,496,564	2,500,094	2,305,896	2,314,271
Investments in debt securities available-for-sale	79,891	79,891	46,881	46,881
Other assets	13,134	13,134	15,613	15,613
Financial liabilities:
Credit facilities	$369,894	$369,894	$487,768	$487,768
Term debt	1,572,484	1,555,162	1,193,187	1,163,803
Repurchase agreements	79,760	85,603	57,227	63,507
Corporate debt	238,300	238,300	238,500	238,500
Subordinated notes	136,578	189,477	156,831	184,087
The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2015 and December 31, 2014. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
March 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,496,564	$2,500,094	$—	$—	$2,500,094
Financial liabilities:
Term debt securitizations	1,572,484	1,555,162	—	1,555,162	—
Repurchase agreements	79,760	85,603	—	85,603	—
Subordinated notes	136,578	189,477	—	—	189,477

			Fair Value Measurements
December 31, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Financial liabilities:
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Repurchase agreements	57,227	63,507	—	63,507	—
Subordinated notes	156,831	184,087	—	—	184,087
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
Term debt securitizations: The fair value was determined by applying prevailing term debt securitization market interest rates to the Company’s current term debt securitization structure.
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
Note 13. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three months ended March 31, 2015, the Clarendon Fund’s collateral management fee was $0.4 million.
Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three months ended March 31, 2015, the Arlington Program’s collateral management fee was $0.5 million.
Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors. For the three months ended March 31, 2015 and 2014, the Fund paid the Company $0.01 million and $0.02 million, respectively.
Note 14. Subsequent Event
On April 22, 2015, the Company completed the sale of $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020. The Company subsequently paid off its corporate credit facility with Fortress Credit Corp.with a portion of the net proceeds from this offering.
On May 5, 2015, the Company entered into a $175.0 million credit facility with Citibank, N.A. to fund leverage finance loans. The facility provides for a reinvestment period which ends on May 5, 2018 with a two-year amortization period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.
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
Market conditions in most segments of the loan market that we target were mixed in the first quarter compared to the prior quarter. Although the first quarter tends to be a seasonally slower quarter for volumes, according to Thomson Reuters, overall middle market loan volume in the first quarter decreased as compared to the fourth quarter and as compared to the same period last year, with volume of approximately $25 billion versus $53 billion in the fourth quarter and $42 billion in the first quarter last year. The markets remained highly competitive and liquid as the supply of new capital continued to outpace demand for new financing for growth or acquisitions. The volume represented by new middle market transactions, as opposed to refinancings, decreased in the first quarter to $11.3 billion; refinancing volume was $14.1 billion. As a percentage of total volume, new transactions remained steady at 45% versus the prior quarter but decreased from 48% in the same period last year.
After hitting a trough in early 2014, the pricing environment in the broader loan market has generally strengthened since the middle of 2014 but dipped again in the first quarter of 2015. We believe that conditions in the middle market remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the first half of 2014 and have since trended upward into the first quarter of 2015. Loan yields in the large corporate market decreased in the first quarter while middle market loan yields remained relatively stable. Large corporate loan yields were down to 5.6% from 5.9% in the fourth quarter but up from 4.5% in the same quarter last year. Middle market loan yields were up to 6.7% from 6.6% in the fourth quarter and from 5.7% in the same quarter last year. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.
Our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value. As the pricing environment for larger, more liquid loans has remained comparatively weak in the first quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter. We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.
Conditions in our core funding markets have remained steady in the first quarter as many fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives. The market had been unsettled through much of the year last year, however, as regulatory headwinds dampened demand for CLOs among banks. The broader fixed income markets remained active in the quarter as the market seems to have adjusted to changes in the Federal Reserve’s monetary policies. As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.
New U.S. CLO issuance in the first quarter was approximately $29 billion, a 31% increase versus the same quarter in 2014, a year that saw over $123 billion in total CLO issuance. Total U.S. CLO issuance in 2013 and 2012 was $81 billion and $55 billion, respectively. After trending slightly upward through the second half of 2014, despite interest rate uncertainty and a steepening yield curve, CLO credit spreads have remained relatively steady since the end of 2014 and into the first quarter however, as regulatory uncertainty slowly diminishes. We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved.
Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the fourth quarter as we originated $[TBD] million of new loans at attractive yields. After declining through the first half of 2014 in a muted M&A volume environment, yields have since rebounded. Although pricing remained thinner and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing widening and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain favorable through 2015 and continue to provide opportunities for us to increase our origination volume.
Recent Developments
Liquidity
On May 5, 2015, we entered into a $175.0 million credit facility with Citibank, N.A. to fund leverage finance loans. The facility provides for a reinvestment period which ends on May 5, 2018 with a two-year amortization period.
On April 22, 2015, we completed the sale of $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020. We subsequently paid off our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering.
On April 10, 2015, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund equipment finance leases and loans. The amendment, among other things, extended the advance termination date from April 10, 2015 to April 10, 2017 and the final legal maturity date to April 10, 2019, and increased the maximum single lessee hold size to $4.0 million, subject to concentration limits.
On March 20, 2015, we completed a $496.1 million term debt securitization. As part of the securitization, investors purchased approximately $410.3 million of the floating-rate asset-backed notes. We retained all of the remaining notes and equity, which totaled approximately $85.8 million. The notes are expected to mature in January 2027.

On March 6, 2015, we entered into an amendment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment, among other things, increased the commitment amount from $375.0 million to $425.0 million, increased the maximum amount that the credit facility may be increased to $475.0 million, subject to lender approval, and modified certain concentration amounts and specified threshold amounts.
Stock Repurchase
On March 24, 2015, we repurchased 1,000,000 shares of our common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
NewStar’s basic and diluted income per share for the three months ended March 31, 2015 was $0.05 on net income of $2.5 million, compared to basic and diluted income per share for the three months ended March 31, 2014 of $0.13 and $0.12, respectively, on net income of $6.2 million. Our managed portfolio was $3.7 billion at March 31, 2015 compared to $3.4 billion at December 31, 2014. Our managed assets totaled $4.1 billion at March 31, 2015 compared to $3.8 billion as of December 31, 2014.
Loan portfolio yield
Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.00% and 6.18% for the three ended March 31, 2015 and 2014, respectively. The decrease in loan portfolio yield was primarily driven by a decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to March 31, 2014, and the average yield on loans which were repaid subsequent to March 31, 2014 was higher than the average yield on loans in our total loan portfolio.
Net interest margin
Net interest margin, which is net interest income divided by average interest earning assets, was 2.51% for the three months ended March 31, 2015 and 3.50% for the three months ended March 31, 2014. The primary factors impacting net interest margin for the three months ended March 31, 2015 and 2014 were the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.
Efficiency ratio
Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 47.50% for the three months ended March 31, 2015 and 42.72% for the three months ended March 31, 2014. The increase in our efficiency ratio for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to increased interest expense driven by an increase in our interest bearing liabilities.
Allowance for credit losses ratio
Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.97% at March 31, 2015 and 1.84% as of December 31, 2014. The increase in the allowance for credit losses ratio from December 31, 2014 is primarily due to the increase in general provision resulting from the increase in outstanding loans due to new loan origination during the three months ended March 31, 2015, and an increase in the specific allowance of $3.0 million. During the three months ended March 31, 2015, we recorded $3.0 million of net specific provision for credit losses on impaired loans and had recoveries totaling $0.1 million. At March 31, 2015, the specific allowance for credit losses was $23.7 million, and the general allowance for credit losses was $27.0 million. At December 31, 2014, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $23.0 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.
Delinquent loan rate
Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.68% as of March 31, 2015 as compared to 1.84% as of December 31, 2014. We had delinquent loans with an outstanding balance of $43.2 million and $43.6 million as of March 31, 2015 and December 31, 2014, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due
Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of March 31, 2015 or December 31, 2014. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.
Non-accrual loan rate
Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.90% as of March 31, 2015 and 3.70% as of December 31, 2014. As of March 31, 2015 and December 31, 2014, the aggregate outstanding balance of non-accrual loans was $100.3 million and $87.8 million, respectively and total outstanding loans and leases held for investment was $2.6 billion and $2.4 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Non-performing asset rate
Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 4.01% as of March 31, 2015 and 3.84% as of December 31, 2014. As of March 31, 2015 and December 31, 2014, the sum of the aggregate outstanding balance of non-performing assets was $103.3 million and $91.0 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Net charge off rate (end of period loans and leases)
Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. We did not have any charge offs during the three months ended March 31, 2015. The net charge-off rate was 1.42% for the three months ended March 31, 2014. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Net charge off rate (average period loans and leases)
Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. We did not have any charge offs during the three months ended March 31, 2015. The net charge-off rate was 1.41% for the three months ended March 31, 2014. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.
Return on average assets
Return on average assets, which is net income divided by average total assets, was 0.36% for the three months ended March 31, 2015 and 0.98% for the three months ended March 31, 2014.
Return on average equity
Return on average equity, which is net income divided by average equity, was 1.57% for the three months ended March 31, 2015 and 4.05% for the three months ended March 31, 2014.
Review of Consolidated Results
A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net interest income:
Interest income	$39,749	$33,127
Interest expense	22,334	12,501
Net interest income	17,415	20,626
Provision for credit losses	6,978	5,807
Net interest income after provision for credit losses	10,437	14,819
Non-interest income:
Fee income	1,158	770
Asset management income	920	25
Loss on derivatives	(9)	(4)
Loss on sale of loans	(15)	(166)
Other income	2,072	6,093
Total non-interest income	4,126	6,718
Operating expenses:
Compensation and benefits	6,733	7,759
General and administrative expenses	3,499	4,369
Total operating expenses	10,232	12,128
Operating income before income taxes	4,331	9,409
Results of Consolidated Variable Interest Entity
Interest income	—	2,653
Interest expense – credit facilities	—	878
Interest expense – Fund membership interest	—	595
Other income	—	8
Operating expenses	—	60
Net results from Consolidated Variable Interest Entity	—	1,128
Income before income taxes	4,331	10,537
Income tax expense	1,792	4,334
Net income	$2,539	$6,203
Comparison of the Three Months Ended March 31, 2015 and 2014
Interest income. Interest income increased $3.9 million, to $39.7 million for the three months ended March 31, 2015 from $35.8 million for the three months ended March 31, 2014. The increase was primarily due to an increase in average balance of our interest earning assets to $2.8 billion from $2.5 billion primarily due to new loan origination subsequent to March 31, 2014.
Interest expense. Interest expense increased $8.3 million, to $22.3 million for the three months ended March 31, 2015 from $14.0 million for the three months ended March 31, 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.2 billion from $1.9 billion, and an increase in the average cost of funds to 4.11% from 2.97%, primarily due to increased borrowings under certain credit facilities with higher interest rates and the subordinated notes.
Net interest margin. Net interest margin decreased to 2.51% for the three months ended March 31, 2015 from 3.50% for the three months ended March 31, 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.61% from 2.77%.
The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,817,452	$39,749	5.72%	$2,528,474	$35,780	5.74%
Total interest bearing liabilities	2,205,096	22,334	4.11	1,905,993	13,974	2.97
Net interest spread		$17,415	1.61%		$21,806	2.77%
Net interest margin			2.51%			3.50%
Provision for credit losses. The provision for credit losses increased $1.2 million to $7.0 million for the three months ended March 31, 2015 from $5.8 million for the three months ended March 31, 2014. The increase in the provision was primarily due to an increase of $2.3 million of general provisions, which was primarily a result of loan growth, partially offset by a decrease of $1.1 million in specific provisions recorded during the three months ended March 31, 2015 as compared to three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded net specific provisions for impaired loans of $3.0 million compared to $4.1 million recorded during the three months ended March 31, 2014. [The net specific component of the provision for credit losses was primarily focused around negative credit migration related to one previously identified impaired loan]. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. There have been no material modifications to the allowance for credit losses methodology during 2015. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.
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
Impaired loans at March 31, 2015 were in Leveraged Finance, Real Estate, and Business Credit over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of March 31, 2015, we had impaired loans with an aggregate outstanding balance of $215.7 million. Impaired loans with an aggregate outstanding balance of $174.3 million have been restructured and classified as troubled debt restructurings. At March 31, 2015, the Company had a $23.7 million specific allowance for impaired loans with an aggregate outstanding balance of $129.2 million. As of March 31, 2015, we had two restructured impaired loans which had an outstanding balance greater than $20 million and one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.
Non-interest income. Non-interest income decreased $2.6 million, to $4.1 million for the three months ended March 31, 2015 from $6.7 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, non-interest income was primarily comprised of a $1.2 million unrealized gain on a total return swap, $1.2 million of fee income, $0.9 million of asset management fees, $0.5 million of unused fees, and $0.2 million of income from other real estate owned properties. For the three months ended March 31, 2014, non-interest income was primarily comprised of a $6.5 million gain on the sale of an equity interest in an impaired borrower, a $1.6 million loss from equity method of accounting interests, $0.8 million of fee income, $0.7 million of income from other real estate owned properties, and $0.4 million of unused fees.
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
Operating expenses. Operating expenses decreased $2.0 million, to $10.2 million for the three months ended March 31, 2015 from $12.2 million for the three months ended March 31, 2014. Compensation and benefits expense decreased $1.0 million and general and administrative expenses decreased $1.0 million.
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
Income taxes. For the three months ended March 31, 2015 and 2014, we provided for income taxes based on an effective tax rate of approximately 41%for each period.
As of March 31, 2015 and December 31, 2014, we had net deferred tax assets of $30.4 million and $28.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2015. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of March 31, 2015. As of March 31, 2015, our deferred tax asset was primarily comprised of $26.8 million related to our allowance for credit losses and $9.6 million related to equity compensation, which was partially offset by deferred tax liabilities related to our Equipment finance portfolio.
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
During the first quarter of 2015, the U.S. economy showed mixed signals while growth has seemed to moderate somewhat as the quarter saw steady-to-favorable trends in employment, consumer confidence and consumer spending, while most indicators in manufacturing and housing were generally steady-to-unfavorable. The Fed has continued to maintain it will act carefully to keep interest rates low until the economy is stronger and that any potential interest rate increases would be considered on a meeting-to-meeting basis, citing sluggish wage growth and low inflation as concerns. We expect broader favorable trends and slow growth in the U.S. to continue and monetary policy to remain conducive to moderate growth in the near term. We expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of stabilizing market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.
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
Cash and Cash Equivalents
As of March 31, 2015 and December 31, 2014, we had $28.7 million and $33.0 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.
Restricted Cash
Separately, we had $214.9 million and $95.4 million of restricted cash as of March 31, 2015 and December 31, 2014, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2015, we could use $29.3 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2015.
Asset Quality and Allowance for Loan and Lease Losses
If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2015, we had impaired loans with an aggregate outstanding balance of $215.7 million. Impaired loans with an aggregate outstanding balance of $174.3 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $100.3 million were on non-accrual status. During the three months ended March 31, 2015, we had recoveries of impaired loans totaling $0.1 million and no charge-off of impaired loans. Impaired loans of $43.2 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2015, we recorded $3.0 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $9.3 million related to delinquent loans.
We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.
We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of March 31, 2015 and December 31, 2014 was $49.9 million and $43.0 million, respectively, or 1.94% and 1.81% of loans and leases, gross, respectively. As of March 31, 2015, we also had a $0.8 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.97%.

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
Activity in the allowance for loan losses for the three months ended March 31, 2015 and for the year ended December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	($ in thousands)
Balance as of beginning of period	$42,983	$41,403
General provision for loan and lease losses	3,905	4,779
Specific provision for loan losses	2,981	22,070
Net (charge offs) recoveries	68	(25,269)
Balance as of end of period	49,937	42,983
Allowance for losses on unfunded loan commitments	802	710
Allowance for credit losses	$50,739	$43,693
During the three months ended March 31, 2015 we recorded a total provision for credit losses of $7.0 million. The Company increased its allowance for credit losses to 1.97% of gross loans at March 31, 2015 compared to 1.84% at December 31, 2014.
Borrowings and Liquidity
As of March 31, 2015 and December 31, 2014, we had outstanding borrowings totaling $2.5 billion and $2.2 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.
As of March 31, 2015, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$735,000	$369,894	$365,106	2015-2017
Term debt securitizations(1)	1,581,983	1,572,484	9,499	2022-2027
Repurchase agreement	79,760	79,760	—	2017
Corporate debt	238,500	238,300	200	2016-2018
Subordinated notes	300,000	200,000	100,000	2024
Total	$2,935,243,000	$2,460,438,000	$474,805,000

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.
We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At March 31, 2015, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities
As of March 31, 2015 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $425 million credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $125 million credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iii) a $110 million credit facility with Wells Fargo to fund asset-based loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.
We have a $425.0 million credit facility with Wells Fargo to fund leveraged finance loans. On March 6, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $425.0 million from $375.0 million, with the ability to further increase the commitment amount to $475.0 million, subject to lender approval and other customary conditions, and modified certain concentration amounts and specified threshold amounts. The credit facility had an outstanding balance of $163.8 million and unamortized deferred financing fees of $3.1 million as of March 31, 2015. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.
We have a $125.0 million credit facility with DZ Bank that had an outstanding balance of $89.9 million and unamortized deferred financing fees of $0.1 million as of March 31, 2015. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $1.6 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.
We have a $110.0 million credit facility with Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $89.3 million and unamortized deferred financing fees of $0.7 million as of March 31, 2015. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.
We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $27.0 million and unamortized deferred financing fees of $0.9 million as of March 31, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.
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
The term note may be prepaid at any time without a prepayment penalty. The term note may be prepaid at par in the event of a change of control. As of March 31, 2015, the term note had an outstanding principal balance of $238.3 million and unamortized deferred financing fees of $3.9 million. On April 22, 2015, we paid off the term note with Fortress Credit Corp.
Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as pf December 31, 2014 and $63.4 million as of March 31, 2015. The debt discount will amortize over time and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of March 31, 2015, unamortized deferred financing fees were $5.9 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.
Term Debt Securitizations
In June 2007 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2015, the $280.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $334.3 million. At March 31, 2015, deferred financing fees were $0.3 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.
During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment. During 2010, Standard and Poor’s downgraded the Class A-1 notes, the Class A-2 notes, the Class C notes and the Class D notes of the 2007-1 CLO Trust. The downgrade did not have any material consequence as the amortization of the 2007-1 CLO Trust changed from pro rata to sequential after the Moody’s downgrade in 2009.During the second quarter of 2011, Moody’s upgraded the Class C notes, the Class D notes, and the Class E notes. During 2011, Standard and Poor’s upgraded the Class D notes. During the fourth quarter of 2011, Moody’s upgraded all of the notes of the 2007-1 CLO Trust. During the third quarter of 2012, Fitch affirmed its ratings of all of the notes of the 2007-1 CLO Trust. During the second quarter of 2013, Moody’s upgraded the Class B notes, the Class C notes, the Class D notes, and the Class E notes and affirmed its ratings of the Class A-1 notes and the Class A-2 notes of the 2007-1 CLO Trust. During the third quarter of 2013, Fitch affirmed its ratings on all of the notes of the 2007-1 CLO Trust. During the first quarter of 2014, Standard and Poor’s upgraded its ratings on all notes of the 2007-1 CLO Trust. During the second quarter of 2014, Moody’s affirmed the ratings of the Class B notes, the Class C notes, and the Class D notes of the 2007-1 CLO Trust.
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
The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$134,675	0.24%	AAA/Aaa/AAA
Class A-2	100,000	42,365	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+
Total notes	546,000	$280,333
Class E (trust certificates)	29,100	$29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$334,333

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

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2015, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2015, deferred financing fees were $2.0 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90	Aaa/AAA
Class B	26,000	26,000	3.25	Aa2/N/A
Class C	35,200	35,200	4.25	A2/N/A
Class D	11,400	11,400	6.25	Baa2/N/A
Total notes	263,300	263,300
Class E	16,300	16,300	N/A	Ba1/N/A
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.
On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At March 31, 2015, the $329.1 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $390.5 million. At March 31, 2015, deferred financing fees were $4.3 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65	AAA/Aaa
Class A-R	35,000	25,500	(1)	AAA/Aaa
Class B	38,000	38,000	2.30	AA/N/A
Class C	36,000	36,000	3.80	A/N/A
Class D	21,000	21,000	4.55	BBB/N/A
Class E	6,000	6,000	5.30	BBB-/N/A
Total notes	338,600	329,100
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$390,500

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
On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At March 31, 2015, deferred financing fees were $3.0 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
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
The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80	Aaa
Class B-1	20,000	20,000	2.60	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60	A2
Class D	23,500	23,500	4.75	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.
On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At March 31, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At March 31, 2015, deferred financing fees were $3.0 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.
We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes it owns in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2015-1 CLO may not be distributed if the overcollateralization ratio, or if other collateral quality tests, are not satisfied.
The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%	Aaa/AAA
Class A-2	35,000	35,000	(1)	Aaa/AAA
Class B	50,000	50,000	2.80%	Aa2/ N/A
Class C	38,500	38,500	3.85%	A2/N/A
Class D	33,250	33,250	5.50%	Baa3/N/A
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.
Repurchase Agreement
On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.17% as of March 31, 2015. As of March 31, 2015, unamortized deferred financing fees were $0.8 million and the outstanding balance was $52.6 million. During the three months ended March 31, 2015, we made principal payments totaling $4.6 million. As part of the amended agreement, there is a minimum aggregate interest margin payment of $9.2 million required to be made over the life of the facility. We cannot control the rate at which the underlying commercial mortgage loans are repaid. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is required to be made to satisfy the minimum aggregate interest margin payment.
We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneous agree to sell the securities back at a specified date. Under the terms of the Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2015, the outstanding balance was $27.2 million. We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.
Stock Repurchase Program
On March 24, 2015, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.
On December 22, 2014, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.2 million.

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on August 15, 2015 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice. As of March 31, 2015, the Company had repurchased 465,092 shares of its common stock under this program at a weighted average price per share of $11.38.
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
On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by us, in return for an interest payment to Citibank. The underlying loan portfolio of the TRS is typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million. As of March 31, 2015, the fair value of the underlying loan portfolio was $141.2 million. Interest accrues at one-month LIBOR+1.60% per annum. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of March 31, 2015, we had cash collateral on deposit with Citibank of $49.1 million. Our obligations under the TRS are non-recourse to us, and or exposure is limited to the value of the cash collateral. Citibank may terminate the TRS on or after December 4, 2015, and we can terminate the TRS at any time upon providing 10 days notice, subject to a termination fee if terminated prior to December 4, 2015. At March 31, 2015 the TRS had an unrealized gain of $0.3 million.
OFF BALANCE SHEET ARRANGEMENTS
We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments include unfunded commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.
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
At March 31, 2015, we had $330.0 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $292.0 million and unfunded commitments related to delayed draw term loans were $32.0 million. $6.0 million of the unused revolving commitments are unavailable to the borrowers, which may be related to the borrowers’ inability to meet covenant obligations or other similar events.
Revolving credit facilities allow our borrowers to draw up to a specified amount, subject to customary borrowing conditions. The unfunded revolving commitments of $292.0 million are further categorized as either contingent or unrestricted. Contingent commitments limit a borrower’s ability to access the revolver unless it meets an enumerated borrowing base covenant or other restrictions. At March 31, 2015, we categorized $169.2 million of the unfunded commitments related to revolving credit facilities as contingent. Unrestricted commitments represent commitments that are currently accessible, assuming the borrower is in compliance with certain customary loan terms and conditions. At March 31, 2015, we had $122.8 million of unfunded unrestricted revolving commitments.
During the three months ended March 31, 2015, revolver usage averaged approximately 50%, which is in line with the average of 49% over the previous four quarters. Management’s experience indicates that borrowers typically do not seek to exercise their entire available line of credit at any point in time. During the three months ended March 31, 2015, revolving commitments decreased $19.3 million.
Delayed draw credit facilities allows our borrowers to draw predefined amounts of the approved loan commitment at contractually set times, subject to specific conditions, such as capital expenditures or acquisitions in corporate loans or for tenant improvements in commercial real estate loans. During the three months ended March 31, 2015, delayed draw credit facility commitments increased $9.7 million.
Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2015 we had $8.0 million of standby letters of credit.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s 2014 Annual Report, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2014 Annual Report.
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
As of March 31, 2015 and December 31, 2014, investments in debt securities available-for-sale totaled $79.9 million and $46.9 million, respectively. At March 31, 2015 and December 31, 2014, our net unrealized gain on those debt securities totaled $0.2 million and $0.01 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.
Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.
As of March 31, 2015, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 92% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors, however, our corporate credit facility contains an interest rate floor set at a rate of 1.00%.
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
The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2015. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$13,460
Increase of	100	(9,140)
Increase of	200	(3,170)
Increase of	300	3,380
The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $2.2 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on March 31, 2015:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1-31, 2015	—	$—	—	$5,580,417
February 1-28, 2015	29,148	10.39	—	5,580,417
March 1-31, 2015	1,088,309	10.29	82,093	4,705,955
Total: Three months ended March 31, 2015	1,117,457	10.29	82,093	4,705,955

(1)
The Company repurchased 82,093 shares during the period pursuant to the share repurchase program that we announced on August 13, 2014 (the “August Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
Includes an aggregate of 35,364 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.

(3)	The Company repurchased 1,000,000 shares on March 24, 2015 in a privately negotiated transaction with an unaffiliated third party.

(4)	The August Repurchase Program provides for the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.
Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2015-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(a)(1)
Third Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of January 13, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Capital One, National Association, and Wells Fargo Securities, LLC.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 16, 2015 and incorporated herein by reference.

10(a)(2)
Fourth Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of March 6, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Capital One, National Association, and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 11, 2015 and incorporated herein by reference.

10(b)(1)	Master Loan Sale Agreement by and among the Company, NewStar Commercial Loan Depositor 2015-1 LLC, and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(b)(2)	Collateral Management Agreement by and between the Company and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101
The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

NEWSTAR FINANCIAL, INC.

Date: May 7, 2015	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2015-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(a)(1)
Third Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of January 13, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Capital One, National Association, and Wells Fargo Securities, LLC.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on January 16, 2015 and incorporated herein by reference.

10(a)(2)
Fourth Amendment to Fifth Amended and Restated Loan and Servicing Agreement, dated as of March 6, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Capital One, National Association, and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 11, 2015 and incorporated herein by reference.

10(b)(1)	Master Loan Sale Agreement by and among the Company, NewStar Commercial Loan Depositor 2015-1 LLC, and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(b)(2)	Collateral Management Agreement by and between the Company and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101
The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv)Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.
Filed herewith.
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document