Form 10-Q/A
period 2015-03-31
NewStar Financial, Inc.
filed 2015-05-15
CIK 1373561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

NewStar Financial, Inc. (which is referred to throughout this Quarterly Report as “NewStar”, “the Company”, “we” and “us”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2015. This Amendment No. 1 is being filed to correct three typographical errors in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The revision (i) completes the information regarding loan origination on page 39 to reflect that $609 million in loans were originated in the first quarter of 2015, (ii) removes brackets that were included in the “Comparison of the Three Months Ended March 31, 2015 and 2014” section on Page 43 of the Original Form 10-Q, and (iii) corrects the sentence on page 52 that reads “at March 31, 2015, deferred financing fees were $3.0 million,” by replacing $3.0 million with $4.3 million.

Except for Part I, Item 2 and Part II, Item 6, this Amendment No. 1 does not include the text of the Original Form 10-Q. No other changes have been made to the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, does not update disclosures contained in the Original Form 10-Q, and does not modify or update the Original Form 10-Q except as specifically described in this explanatory note. The information previously reported in the unaudited Financial Statements in the Original Form 10-Q has not changed.

		Page

	PART I FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	PART II OTHER INFORMATION
Item 6.	Exhibits	22

SIGNATURES		24

Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q/A of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q/A speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

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

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the first quarter as we originated $609 million of new loans at attractive yields. After declining through the first half of 2014 in a muted M&A volume environment, yields have since rebounded. Although pricing remained thinner and leverage continued to trend higher in the broad loan market, conditions in our primary target markets remained somewhat more favorable with pricing widening and leverage stabilizing at levels that compare favorably to the broader loan market, in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain favorable through 2015 and continue to provide opportunities for us to increase our origination volume.
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
Provision for credit losses. The provision for credit losses increased $1.2 million to $7.0 million for the three months ended March 31, 2015 from $5.8 million for the three months ended March 31, 2014. The increase in the provision was primarily due to an increase of $2.3 million of general provisions, which was primarily a result of loan growth, partially offset by a decrease of $1.1 million in specific provisions recorded during the three months ended March 31, 2015 as compared to three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded net specific provisions for impaired loans of $3.0 million compared to $4.1 million recorded during the three months ended March 31, 2014. The net specific component of the provision for credit losses was primarily focused around negative credit migration related to one previously identified impaired loan. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.
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
As of March 31, 2015, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$735,000	$369,894	$365,106	2015-2017
Term debt securitizations(1)	1,581,983	1,572,484	9,499	2022-2027
Repurchase agreement	79,760	79,760	—	2017
Corporate debt	238,500	238,300	200	2016-2018
Subordinated notes	300,000	200,000	100,000	2024
Total	$2,935,243	$2,460,438	$474,805

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.
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
Previously filed as Exhibit 101 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33211) filed on May 7, 2015.

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

NEWSTAR FINANCIAL, INC.

Date: May 14, 2015	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2015-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

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
Previously filed as Exhibit 101 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33211) filed on May 7, 2015.
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document