Form 10-Q
period 2015-06-30
NewStar Financial, Inc.
filed 2015-08-06
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, 45,722,954 shares of common stock, par value of $0.01 per share, were outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition, including estimated loan losses;
•	our expected results of operation;
•	the anticipated timing of the closing of the additional investment by the Franklin Square Funds;
•	our growth and market opportunities;
•	trends and conditions in the financial markets in which we operate;
•	our future funding needs and sources and availability of funding;
•	our involvement in capital-raising transactions;
•	our ability to meet draw requests under commitments to borrowers under certain conditions;
•	our competitors;
•	our provision for credit losses;
•	our future development of our products and markets;
•	our ability to compete; and
•	our stock price.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2015	December 31, 2014
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$25,308	$33,033
Restricted cash	189,529	95,411
Cash collateral on deposit with custodian	42,552	38,975
Investments in debt securities, available-for-sale	108,454	46,881
Loans held-for-sale, net	338,304	200,569
Loans and leases, net	2,688,971	2,305,896
Deferred financing costs, net	33,485	26,514
Interest receivable	10,590	7,477
Property and equipment, net	652	660
Deferred income taxes, net	29,762	28,078
Income tax receivable	218	3,388
Unsettled trade receivables	16,734	396
Other assets	21,998	23,731
Total assets	$3,506,557	$2,811,009
Liabilities:
Credit facilities	$634,923	$487,768
Term debt securitizations	1,543,955	1,193,187
Repurchase agreements	99,210	57,227
Senior notes	300,000	—
Corporate debt	—	238,500
Subordinated notes	138,215	156,831
Accrued interest payable	13,940	6,576
Unsettled trade payables	93,211	78
Other liabilities	25,726	29,845
Total liabilities	2,849,180	2,170,012
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2015 and 2014;
Shares outstanding 45,774,024 in 2015 and 46,620,474 in 2014	458	466
Additional paid-in capital	743,563	718,825
Retained earnings	22,002	14,463
Common stock held in treasury, at cost $0.01 par value; 9,075,332 in 2015 and 7,581,646 in 2014	(108,096)	(92,724)
Accumulated other comprehensive income (loss), net	(550)	(33)
Total stockholders’ equity	657,377	640,997
Total liabilities and stockholders’ equity	3,506,557	2,811,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$46,871	$33,536	$86,620	$66,663
Interest expense	31,085	13,868	53,419	26,369
Net interest income	15,786	19,668	33,201	40,294
Provision for credit losses	3,208	12,652	10,186	18,459
Net interest income after provision for credit losses	12,578	7,016	23,015	21,835
Non-interest income:
Fee income	4,777	462	5,935	1,232
Asset management income	1,015	30	1,935	55
Loss on derivatives	(10)	(13)	(19)	(17)
Loss on sale of loans, net	(31)	—	(46)	(166)
Other income, net	1,678	1,017	3,750	7,110
Total non-interest income	7,429	1,496	11,555	8,214
Operating expenses:
Compensation and benefits	7,710	7,803	14,443	15,562
General and administrative expenses	3,734	3,852	7,233	8,221
Total operating expenses	11,444	11,655	21,676	23,783
Operating income (loss) before income taxes	8,563	(3,143)	12,894	6,266
Results of Consolidated Variable Interest Entity:
Interest income	—	2,615	—	5,268
Interest expense – credit facilities	—	1,987	—	2,865
Interest expense – Fund membership interest	—	697	—	1,292
Other income	—	221	—	229
Operating expenses	—	189	—	249
Net results from Consolidated Variable Interest Entity	—	(37)	—	1,091
Income (loss) before income taxes	8,563	(3,180)	12,894	7,357
Income tax expense (benefit)	3,563	(1,325)	5,355	3,009
Net income (loss)	$5,000	$(1,855)	$7,539	$4,348
Basic income (loss) per share	$0.11	$(0.04)	$0.16	$0.09
Diluted income (loss) per share	0.10	(0.04)	0.15	0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Net income (loss)	$5,000	$(1,855)	$7,539	$4,348
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(414), $(94), $(338) and $24, respectively	(599)	(143)	(490)	29
Net unrealized derivative gains (losses), net of tax expense (benefit) of $(2), $4, $(24) and $3, respectively	(2)	(6)	(27)	(9)
Other comprehensive income (loss)	(601)	(149)	(517)	20
Comprehensive income (loss)	$4,399	$(2,004)	$7,022	$4,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	7,539	—	—	7,539
Other comprehensive loss	—	—	—	—	(517)	(517)
Issuance of restricted stock	4	(4)	—	—	—	—
Net shares reacquired from employee transactions	(1)	1	—	(587)	—	(587)
Tax benefit from vesting of stock awards	—	(158)	—	—	—	(158)
Repurchase of common stock	(12)	12	—	(14,785)	—	(14,785)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,275	—	—	—	1,276
Tax benefit from exercise of common stock awards	—	235	—	—	—	235
Amortization of restricted common stock awards	—	1,611	—	—	—	1,611
Balance at June 30, 2015	$458	$743,563	$22,002	$(108,096)	$(550)	$657,377

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	—	—	3,706	—	—	642	4,348
Other comprehensive income	—	—	—	—	20	—	20
Issuance of restricted stock	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	(522)	—	—	(522)
Tax benefit from vesting of stock awards	—	139	—	—	—	—	139
Repurchase of common stock	(11)	—	—	(14,868)	—	—	(14,879)
Exercise of warrants	3	15,244	—	(14,248)	—	—	999
Exercise of common stock options	3	(67)	—	—	—	—	(64)
Tax benefit from exercise of common stock awards	—	1,036	—	—	—	—	1,036
Reclassification of VIE Dividend	—	—	—	—	—	587	587
Deconsolidation of VIE	—	—	1,887	—	—	(1,887)	—
Amortization of restricted common stock awards	—	1,227	—	—	—	—	1,227
Balance at June 30, 2014	$483	$672,721	$8,217	$(72,909)	$589	$—	$609,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$7,539	$4,348
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	10,186	18,459
Depreciation and amortization and accretion	(4,733)	(6,476)
Amortization of debt issuance costs	11,025	3,096
Equity compensation expense	1,611	1,227
Loss on sale of loans	46	166
Unrealized gain on total return swap	(2,064)	—
Gain on sale of equipment	(140)	—
Loss from equity method investments	—	795
Net change in deferred income taxes	(2,043)	4,691
Loans held-for-sale originated	(265,466)	(76,243)
Proceeds from sale of loans held-for-sale	168,556	46,758
Unrealized loss on loans held-for-sale	421	—
Net change in interest receivable	(3,113)	651
Net change in other assets	(9,250)	(13,962)
Net change in accrued interest payable	7,364	(2,337)
Net change in accounts payable and other liabilities	(4,361)	(395)
Consolidated Variable Interest Entity:	—
Amortization of debt issuance costs	—	1,244
Depreciation and amortization and accretion	—	(315)
Net change in interest receivable	—	1,079
Net change in other assets	—	946
Net change in accrued interest payable	—	(172)
Net change in accounts payable	—	587
Net cash used in operating activities	(84,422)	(15,853)
Cash flows from investing activities:
Net change in restricted cash	(94,118)	1,771
Net change in loans	(336,076)	48,360
Purchase of debt securities, available-for-sale	(62,157)	—
Proceeds from debt securities, available-for-sale	—	6,000
Proceeds from sale of other real estate owned	185	—
Acquisition of property and equipment	(101)	(46)
Consolidated Variable Interest Entity:	—
Net change in loans	—	171,427
Net change in restricted cash	—	1,950)
VIE cash dividends	—	(671)
Net cash provided by (used in) investing activities	(492,267)	228,791
Cash flows from financing activities:
Proceeds from exercise of stock options, net	1,276	(64)
Tax benefit from exercise of stock options	235	1,036
Proceeds from exercise of warrants	—	999
Tax benefit (expense) from vesting of stock awards	(158)	139
Borrowings on credit facilities	1,198,269	634,859
Repayment of borrowings on credit facilities	(1,051,114)	(817,992)
Issuance of term debt	426,550	289,500
Borrowings on term debt	31,500	65,900
Repayment of borrowings on term debt	(107,283)	(196,812)
Issuance of senior notes	300,000	—
Borrowings on repurchase agreements	75,551	—
Repayment of borrowings on repurchase agreements	(33,568)	(10,439)
Repayment of corporate debt	(238,500)	—
Payment of cash collateral	(3,577)	—
Payment of deferred financing costs	(14,845)	(4,149)
Purchase of treasury stock	(15,372)	(15,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Consolidated Variable Interest Entity:
Repayment of borrowings on credit facilities	—	(120,344)
Repayment of borrowings on subordinated debt	—	(30,000)
Payment of deferred financing costs	—	(250)
Net cash provided by (used in) financing activities	568,964	(203,018)
Net increase (decrease) in cash during the period	(7,725)	9,920
Cash and cash equivalents at beginning of period	33,033	43,401
Cash and cash equivalents at end of period	$25,308	$53,321
Supplemental cash flows information:
Interest paid	$46,055	$28,272
Interest paid by VIE	—	4,763
VIE cash distribution	—	671
Taxes paid	3,432	1,445
Increase (decrease) in fair value of investments in debt securities, available for sale	(828)	53

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

These lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms, which enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

The Company directs its marketing and origination efforts to private equity firms, mid-sized companies, corporate executives, banks, real estate investors and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. The Company's origination network is national in scope and focuses on companies operating across a broad range of industry sectors. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

The Company's emphasis on direct origination is an important aspect of its marketing and credit strategy. Its national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows each lending platform to be highly selective in its credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. The Company's direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides the Company with direct access to management teams and enhances its ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows the Company to negotiate transaction terms directly with borrowers and, as a result, advise its customers on financial strategies and capital structures, which it believes benefits its credit performance.

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

Although, the Company operates as a single segment, it derives revenues from lending activities and asset management services across four specialized lending groups that target market segments in which it believes that it has competitive advantages:

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments and (v) determination of other than temporary impairments and temporary impairments. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Prior Period Reclassification

Certain prior period disclosure amounts have been reclassified to conform to current period presentation. Unsettled trade receivables and Unsettled trade payables are no longer included in Other assets and Other liabilities, respectively, and are presented separately in the Company’s balance sheets.

Consolidation

On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the loans of NewStar Arlington Fund LLC (“Arlington Fund”) as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, the Company deconsolidated the Arlington Fund from its statement of financial position beginning on June 26, 2014. The Company is not the primary beneficiary of the Arlington Program and has not consolidated the Arlington Program’s operating results or statements of financial position as of that date.

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for the interim or annual period beginning after December 15, 2015. Adoption of ASU 2015-03 will not have an impact on the Company's results of operations but will reduce its total assets and liabilities by an equal amount within its statement of financial position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on results from operations or financial position.

Note 3. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

Although the Company operates as a single segment, it derives revenues from lending activities and asset management services across four specialized lending groups that target market segments in which it believes it has competitive advantages:

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

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold to third parties (including credit funds managed by the Company). At June 30, 2015 loans held-for-sale consisted of $342.0 million of leveraged finance loans.

These loans are carried at the lower of either market value or aggregate cost, net of any deferred origination costs or fees.

As of June 30, 2015 and December 31, 2014, loans held-for-sale consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$342,035	$202,369
Gross loans held-for-sale	342,035	202,369
Deferred loan fees, net	(3,731)	(1,800)
Total loans held-for-sale, net	$338,304	$200,569

The outstanding balances of certain of these loans may be in excess of the Company’s target loan hold sizes. At June 30, 2015, loans held-for-sale include loans with an aggregate outstanding balance of $310.5 million that were intended to be sold to credit funds managed by the Company. At June 30, 2015, loans held-for-sale include $41.5 million of loans that settled subsequent to June 30, 2015. As of August 4, 2015, the Company had sold approximately $44.0 million of the loans held-for-sale to credit funds managed by the Company. The Company sold loans with an aggregate outstanding balance of $4.0 million for an aggregate loss of $0.01 million to entities other than credit funds during the six months ended June 30, 2015. The Company sold loans with an outstanding balance of $4.8 million for a loss of $0.2 million to entities other than credit funds during the six months ended June 30, 2014.

As of June 30, 2015, and December 31, 2014, loans and leases consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$2,292,540	$1,881,277
Business Credit	239,187	286,918
Real Estate	94,009	105,394
Equipment Finance	139,970	96,666
Gross loans and leases	2,765,706	2,370,255
Deferred loan fees, net	(28,027)	(21,376)
Allowance for loan and lease losses	(48,708)	(42,983)
Total loans and leases, net	$2,688,971	$2,305,896

At June 30, 2015, the Company’s loans and leases include $51.7 million of loans and leases that settled subsequent to June 30, 2015.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its four specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also calculates a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Due to the nature of its borrowers and the structure of its loans, Business Credit utilizes a proprietary model that produces a rating that corresponds to an expected loss, without calculating a probability of default and loss given default. For consolidated variable interest entities for which the Company is providing transitional capital, a qualitative analysis is used to determine expected loss. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan.

Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of June 30, 2015, $140.5 million of the Company’s loans were classified as “Criticized”, including $139.8 million of the Company’s impaired loans, and $2.6 billion were classified as “Pass”. As of December 31, 2014, $133.2 million of the Company’s loans were classified as “Criticized”, including $121.8 million of the Company’s impaired loans, and $2.2 billion were classified as “Pass”.

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

As of June 30, 2015, the Company had impaired loans with an aggregate outstanding balance of $195.6 million. Impaired loans with an aggregate outstanding balance of $154.6 million have been restructured and classified as TDR. As of June 30, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $12.0 million. Impaired loans with an aggregate outstanding balance of $101.9 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and six months ended June 30, 2015, the Company had net charge offs totaling $4.0 million and $3.9 million, respectively, of outstanding non-accrual loans. During the three and six months ended June 30, 2015, the Company placed loans with an aggregate outstanding balance of $7.5 million and $22.3 million, respectively, on non-accrual status. During the three and six months ended June 30, 2015, the Company recorded $2.5 million and $5.5 million, respectively, of net specific provisions for impaired loans. At June 30, 2015, the Company had a $22.2 million specific allowance for impaired loans with an aggregate outstanding balance of $119.4 million. At June 30, 2015, additional funding commitments for impaired loans totaled $10.7 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2015, $46.3 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $22.2 million specific allowance for impaired loans was $9.8 million related to delinquent loans.

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

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2014, the Company sold one of the commercial real estate properties for $9.5 million resulting in a gain on sale of $0.01 million. The remaining commercial real estate property had a carrying value of $3.0 million as of June 30, 2015.

A summary of impaired loans is as follows:

	Investment	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
June 30, 2015
Leveraged Finance	$158,945	$153,751	$186,816
Business Credit	—	—	—
Real Estate	35,722	35,688	39,077
Equipment Finance	921	821	921
Total	$195,588	$190,260	$226,814
December 31, 2014
Leveraged Finance	$164,886	$160,223	$186,002
Business Credit	—	—	366
Real Estate	52,309	52,230	55,661
Equipment Finance	—	—	—
Total	$217,195	$212,453	$242,029

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
June 30, 2015
Leveraged Finance	$91,692	$86,557	$67,253	$67,194
Business Credit	—	—	—	—
Real Estate	27,704	27,672	8,018	8,016
Equipment Finance	—	—	921	821
Total	$119,396	$114,229	$76,192	$76,031
December 31, 2014
Leveraged Finance	$103,159	$98,528	$61,727	$61,695
Business Credit	—	—	—	—
Real Estate	—	—	52,309	52,230
Equipment Finance	—	—	—	—
Total	$103,159	$98,528	$114,036	$113,925

During the three and six months ended June 30, 2015, the Company recorded net partial charge-offs of $4.0 million and $3.9 million, respectively, and during the three and six months ended June 30, 2014, the Company recorded net partial charge-offs of $13.2 million and $21.2 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Any potential charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
June 30, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,133,595	$24,282	$239,187	$1,097	$58,287	$311	$139,049	$829
Individually evaluated (2)	158,945	22,174	—	—	35,722	15	921	—
Total	$2,292,540	$46,456	$239,187	$1,097	$94,009	$326	$139,970	$829

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,716,391	$20,045	$286,918	$1,334	$53,085	$257	$96,666	$622
Individually evaluated (2)	164,886	20,725	—	—	52,309	—	—	—
Total	$1,881,277	$40,770	$286,918	$1,334	$105,394	$257	$96,666	$622

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 at June 30, 2015 and at December 31, 2014, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at June 30, 2015 and at December 31, 2014 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	June 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$101,189	$84,704
Business Credit	—	—
Real Estate	757	3,103
Equipment Finance	—	—
Total	$101,946	$87,807

Loans being restructured have typically developed adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will only be removed from TDR classification after a period of performance following the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at June 30, 2015 and December 31, 2014 is provided below:

	Group I	Group II
	($ in thousands)
June 30, 2015	$154,617	$131,022
December 31, 2014	$175,589	$135,748

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the six months ended June 30, 2015, the Company had $4.0 million of partial charge-offs related to loans previously classified as TDR. As of June 30, 2015, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Six Months Ended June 30, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$7,942
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	921	921	—
Total	$921	$921	$7,942

For the Year Ended December 31, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$25,933
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$25,933

The following sets forth a breakdown of troubled debt restructurings at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Accrual Status				For the six months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$57,756	$87,922	$145,678	$21,061	$4,000
Business Credit	—	—	—	—	—
Real Estate	7,260	757	8,017	—	—
Equipment Finance	921	—	921	—	—
Total	$65,937	$88,679	$154,616	$21,061	$4,000

As of December 31, 2014	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$80,182	$70,734	$150,916	$19,885	$18,709
Business Credit	—	—	—	—	—
Real Estate	21,570	3,103	24,673	—	—
Equipment Finance	—	—	—	—	—
Total	$101,752	$73,837	$175,589	$19,885	$18,709

The Company classifies a loan as delinquent when it is over 60 days past due.

An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
June 30, 2015
Leveraged Finance	$3,147	$43,152	$46,299	$2,246,241	$2,292,540	$—
Business Credit	—	—	—	239,187	239,187	—
Real Estate	—	—	—	94,009	94,009	—
Equipment Finance	—	—	—	139,970	139,970	—
Total	$3,147	$43,152	$46,299	$2,719,407	$2,765,706	$—

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2014
Leveraged Finance	$25,412	$18,151	$43,563	$1,837,714	$1,881,277	$—
Business Credit	—	—	—	286,918	286,918	—
Real Estate	—	—	—	105,394	105,394	—
Equipment Finance	—	—	—	96,666	96,666	—
Total	$25,412	$18,151	$43,563	$2,326,692	$2,370,255	$—

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$48,194	$1,330	$352	$863	$50,739
Provision for credit losses—general	967	(233)	25	(34)	725
Provision for credit losses—specific	2,537	—	(54)	—	2,483
Loans charged off, net of recoveries	(4,000)	—	—	—	(4,000)
Balance, end of period	$47,698	$1,097	$323	$829	$49,947
Balance, end of period—specific	$22,174	$—	$15	$—	$22,189
Balance, end of period—general	$25,524	$1,097	$308	$829	$27,758
Average balance of impaired loans	$163,027	$—	$36,594	$—	$199,621
Average net book value of impaired leases	$—	$—	$—	$852	$852
Interest recognized from impaired loans and leases	$3,334	$—	$396	$15	$3,745
Loans and leases
Loans individually evaluated with specific allowance	$91,692	$—	$27,704	$—	$119,396
Loans individually evaluated with no specific allowance	67,253	—	8,018	921	76,192
Loans and leases collectively evaluated without specific allowance	2,133,595	239,187	58,287	139,049	2,570,118
Total loans and leases	$2,292,540	$239,187	$94,009	$139,970	$2,765,706

	Six Months Ended June 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	4,701	(237)	51	207	4,722
Provision for credit losses—specific	5,449	—	15	—	5,464
Loans charged off, net of recoveries	(3,932)	—	—	—	(3,932)
Balance, end of period	$47,698	$1,097	$323	$829	$49,947
Balance, end of period—specific	$22,174	$—	$15	$—	$22,189
Balance, end of period—general	$25,524	$1,097	$308	$829	$27,758
Average balance of impaired loans	$163,476	$—	$37,138	$—	$200,614
Average net book value of impaired leases	$—	$—	$—	$992	$992
Interest recognized from impaired loans and leases	$5,569	$—	$782	$33	$6,384

	Three Months Ended June 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$34,536	$1,002	$3,557	$504	$39,599
Provision for credit losses—general	(1,268)	58	(109)	115	(1,204)
Provision for credit losses—specific	13,670	––	186	—	13,856
Loans charged off, net of recoveries	(13,152)	––	—	—	(13,152)
Balance, end of period	$33,786	1,060	$3,634	$619	$39,099
Balance, end of period—specific	$16,515	200	$3,328	$—	$20,043
Balance, end of period—general	$17,271	860	$306	$619	$19,056
Average balance of impaired loans	$177,342	$519	$57,975	$—	$235,836
Interest recognized from impaired loans	$3,766	$—	$535	$—	$4,301
Loans and leases
Loans individually evaluated with specific allowance	$98,687	$247	$30,768	$—	$129,702
Loans individually evaluated with no specific allowance	73,504	—	26,745	—	100,249
Loans and leases collectively evaluated without specific allowance	1,530,293	197,529	52,268	80,821	1,860,911
Total loans and leases	$1,702,484	$197,776	$109,781	$80,821	$2,090,862

	Six Months Ended June 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	295	87	(70)	194	506
Provision for credit losses—specific	17,902	—	51	—	17,953
Loans charged off, net of recoveries	(21,214)	—	—	—	(21,214)
Balance, end of period	$33,786	1,060	$3,634	$619	$39,099
Average balance of impaired loans	$179,066	$501	$58,089	$—	$237,656
Interest recognized from impaired loans	$6,043	$—	$1,050	$—	$7,093

Included in the allowance for credit losses at June 30, 2015 and December 31, 2014 is an allowance for unfunded commitments of $1.2 million and $0.7 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the six months ended June 30, 2015, the Company recorded a total provision for credit losses of $10.2 million. The Company increased its allowance for credit losses to $49.9 million as of June 30, 2015 from $43.7 million at December 31, 2014 as a result of the increase in “Loans and leases, net” and an increase in the specific allowance for credit losses. The Company had $0.1 million of recoveries of impaired loans with a specific allowance, decreased its general allowance for credit losses by five basis points during the six months ended June 30, 2015, and recorded new specific provisions for credit losses of $5.5 million. The general allowance for credit losses covers probable incurred losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 7% and 9% as of June 30, 2015 and as of December 31, 2014, respectively.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of June 30, 2015 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
Collections on loans pledged to credit facilities	$74,698	$34,508
Principal and interest collections on loans held in trust and prefunding amounts	114,680	60,013
Customer escrow accounts	151	890
Total	$189,529	$95,411

As of June 30, 2015, the Company had the ability to use $62.3 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
Investments in debt securities—gross	$117,318	$53,098
Unamortized discount	(8,047)	(6,228)
Investments in debt securities—amortized cost	$109,271	$46,870

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2015
Collateralized loan obligations	$109,271	$662	$(1,479)	$108,454
	$109,271	$662	$(1,479)	$108,454

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2014
Collateralized loan obligations	$46,870	$214	$(203)	$46,881
	$46,870	$214	$(203)	$46,881

During the six months ended June 30, 2015, the Company purchased $62.2 million of debt securities.

The Company did not sell any debt securities during the six months ended June 30, 2015 and 2014.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the six months ended June 30, 2015 and 2014.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,252	$—	$38,252
Amortized cost	39,731	—	39,731
Unrealized loss	$(1,479)	$—	$(1,479)

	December 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,740	$—	$38,740
Amortized cost	38,943	—	38,943
Unrealized loss	$203	$—	$203

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at June 30, 2015 and December 31, 2014 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2015, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$20,000	$20,000	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	13,786	14,052	46,870	46,881
Due after ten years through fifteen years	75,485	74,402	—	—
Total	$109,271	$108,454	$46,870	$46,881

Note 6. Borrowings

Credit Facilities

As of June 30, 2015 the Company had five credit facilities through certain of its wholly owned subsidiaries: (i) a $425 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $175 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with syndicated lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2015, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid.  These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $425.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans, with the ability to further increase the commitment amount to $475.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $316.0 million and unamortized deferred financing fees of $2.9 million as of June 30, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

The Company has a $175.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $106.7 million and unamortized deferred financing fees of $1.3 million as of June 30, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

The Company has a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $96.3 million and unamortized deferred financing fees of $1.3 million as of June 30, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2018 with no amortization period.

The Company has a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $78.5 million and unamortized deferred financing fees of $0.9 million as of June 30, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $37.5 million and unamortized deferred financing fees of $0.8 million as of June 30, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

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

Senior notes

On April 22, 2015, the Company completed its offering of senior notes consisting of $300.0 million aggregate principal amount of its 7.25% Senior Notes due 2020 (the “2020 Notes”). The Company subsequently repaid in full its corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as of December 31, 2014 and  $61.8 million as of June 30, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2015, unamortized deferred financing fees were $5.8 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2015, the $232.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $286.0 million. At June 30, 2015, deferred financing fees were $0.1 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if the Company elected to remove the defaulted collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2015	Interest rate	Legal final maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$97,911	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	30,800	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$232,004

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2015, deferred financing fees were $1.8 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
Class E	16,300	16,300	Libor+6.75%	January 20, 2023	Ba1/N/A
	$279,600	$279,600

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2015, the $332.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $394.0 million. At June 30, 2015, deferred financing fees were $4.1 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Interest rate	Legal final maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	29,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$332,600

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

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2015, deferred financing fees were $2.8 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2015, deferred financing fees were $4.3 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-1 CLO is in default under the terms of the indenture, the excess interest spread from the 2015-1 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027	Aaa/AAA
Class A-2	35,000	35,000	(1)	January 20, 2027	Aaa/AAA
Class B	50,000	50,000	Libor+2.80%	January 20, 2027	Aa2/ N/A
Class C	38,500	38,500	Libor+3.85%	January 20, 2027	A2/N/A
Class D	33,250	33,250	Libor+5.50%	January 20, 2027	Baa3/N/A
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. The credit facility, as amended, consisted of a $238.5 million term note with Fortress Credit Corp. as agent, which consisted of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings, of $5.0 million (the “Delay Draw Term A”),

$25.0 million (the “Delay Draw Term B”) and the $10.0 million Term C Loan. On April 22, 2015, the Company repaid in full the term note with Fortress Credit Corp.

Note 7. Repurchase Agreements

Loans sold under agreements to repurchase	Three Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in thousands)
Outstanding at end of period	$99,210	$57,227
Weighted average rate at end of period	3.68%	5.16%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.19% as of June 30, 2015. As of June 30, 2015, unamortized deferred financing fees were $0.7 million and the outstanding balance was $52.4 million. During 2015, the Company made principal payments totaling $4.8 million.

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $12.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $15.3 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $18.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2015 and December 31, 2014, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2015		December 31, 2014
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	45,774	145,000	46,620

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

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed the repurchase program during July 2015. As of June 30, 2015, the Company had repurchased 822,465 shares of its common stock under this program at a weighted average price per share of $11.20.

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

Restricted Stock

During the six months ended June 30, 2015, the Company issued 355,876 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 51,352 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock issued to non-employee members of the Board of Directors vest on the first anniversary of the date of grant.

Restricted stock activity for the six months ended June 30, 2015 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2014	315,338	$4,091
Granted	407,228	4,322
Vested	(214,656)	(2,642)
Forfeited	—	—
Non-vested as of June 30, 2015	507,910	$5,771

The Company’s compensation expense related to restricted stock was $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2015 and $0.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2014. The unrecognized compensation cost of $3.9 million at June 30, 2015 is expected to be recognized over the next three years.

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

Stock option activity for the six months ended June 30, 2015 was as follows:

Options
Outstanding as of January 1, 2014	4,628,439
Granted	—
Exercised	(239,998)
Forfeited	(17,815)
Outstanding as of June 30, 2015	4,370,626
Vested as of June 30, 2015	4,370,626
Exercisable as of June 30, 2015	4,370,626

As of June 30, 2015 and December 31, 2014, the Company has recognized all compensation costs related to options granted.

Note 9. Income (Loss) Per Share

The computations of basic and diluted income per share for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Numerator:
Net income (loss)	$5,000	$(1,855)	$7,539	$4,348
Denominator:
Denominator for basic income per common share	45,912	48,882	46,339	48,807
Denominator:
Denominator for diluted income per common share	45,912	48,882	46,339	48,807
Potentially dilutive securities - options	2,624	—	2,625	3,465
Potentially dilutive securities – restricted stock	—	—	—	—
Potentially dilutive securities - warrants	—	—	—	221
Total weighted average diluted shares	48,536	48,882	48,964	52,493

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three and six months ended June 30, 2015 due to the fact that the results would be anti-dilutive.

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

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in:

	June 30, 2015	December 31, 2014
	($ in thousands)
Unconsolidated VIE assets	$808,859	$400,000
Unconsolidated VIE liabilities	728,200	368,750
Equity interest included on the Consolidated Balance Sheet	—	—
Maximum risk of loss (1)	1,324	1,047

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. On December 4, 2014, the Company entered into a total return swap ("TRS") for senior floating rate loans with Citibank. The TRS with Citibank enables the Company, through a wholly-owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by it, in return for an interest payment to Citibank. The Company acts as the manager of the TRS and selects the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position.  As of June 30, 2015, the fair value of the underlying loan portfolio was $141.5 million and $109.2 million as of December 31, 2014. Interest accrues at one-month LIBOR+1.60% per annum. At June 30, 2015 and December 31, 2014, the Company had interest receivable from the TRS of $1.4 million and $0.1 million, respectively, included in “Other assets”. The Company is required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of June 30, 2015 and December 31, 2014, the Company had cash collateral on deposit with Citibank of $42.6 million and $39.0 million, respectively. The Company's obligations under the TRS are non-recourse to it, and its exposure is limited to the value of the cash collateral. At June 30, 2015, the TRS had an unrealized gain of $1.2 million compared to an unrealized loss of $0.9 million at December 31, 2014 that was included in “Other assets” and the change was recorded in “Non-interest income”.

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
Unused lines of credit	$439,161	$317,583
Standby letters of credit	8,416	7,911

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2015, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$108,454	$108,454
TRS	—	2,578	—	2,578
Total assets recorded at fair value on a recurring basis	$—	$2,578	$108,454	$111,032
Nonrecurring Basis:
Loans, net	$—	$—	$27,753	$27,753
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$27,753	$27,753

At June 30, 2015, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At June 30, 2015, “Other assets” included TRS with Citibank. The TRS has a maximum notional amount of $150.0 million and is carried at an estimated fair value of $2.6 million, comprised of $1.4 million of interest receivable and an unrealized gain of $1.2 million on the underlying loan portfolio. The fair value measurement is obtained through a third party pricing service.

At June 30, 2015, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended June 30, 2015, the Company recorded $0.02 million of specific allowance for credit losses related to “Loans, net” measured at fair value at June 30, 2015.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at June 30, 2015.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$108,454	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,753	Market comparables Valuation model	Cost to sell Marketability discount	3% - 7% 5%-30%
Total:	$136,207

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

At December 31, 2014, “Other assets” included TRS with Citibank. The TRS has a maximum notional amount of $125.0 million and is carried at an estimated fair value of $(0.8) million, comprised of $0.1 million of interest receivable and an unrealized loss of $0.9 million on the underlying loan portfolio. The fair value measurement is obtained through a third party pricing service.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended June 30, 2015 and 2014 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2015	$79,891
Total gains or losses (realized/unrealized)
Included in earnings	133
Included in other comprehensive income	(1,013)
Purchases	29,443
Issuances	—
Settlements	—
Balance as of June 30, 2015	$108,454

For the three months ended June 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2014	$22,544
Total gains or losses (realized/unrealized)
Included in earnings	238
Included in other comprehensive income	(237)
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of June 30, 2014	$16,545

For the six months ended June 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	244
Included in other comprehensive income	(828)
Purchases	62,157
Issuances	—
Settlements	—
Balance as of June 30, 2015	$108,454

For the six months ended June 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	294
Included in other comprehensive income	53
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of June 30, 2014	$16,545

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$25,308	$25,308	$33,033	$33,033
Restricted cash	189,529	189,529	95,411	95,411
Cash collateral on deposit with custodian	42,552	42,552	38,975	38,975
Loans held-for-sale	338,304	338,304	200,569	200,569
Loans and leases, net	2,688,971	2,710,746	2,305,896	2,314,271
Investments in debt securities available-for-sale	108,454	108,454	46,881	46,881
Other assets	14,536	14,536	15,613	15,613
Financial liabilities:
Credit facilities	$634,923	$634,923	$487,768	$487,768
Term debt	1,543,955	1,536,428	1,193,187	1,163,803
Repurchase agreements	99,210	104,986	57,227	63,507
Senior notes	300,000	304,500	—	—
Corporate debt	—	—	238,500	238,500
Subordinated notes	138,215	190,516	156,831	184,087

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2015 and December 31, 2014. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, loans held-for-sale (as applicable), investments in debt securities available-for-sale, credit facilities, and financial information disclosed above.

			Fair Value Measurements
June 30, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,661,218	$2,682,993	$—	$—	$2,682,993
Financial liabilities:
Term debt securitizations	1,543,955	1,536,428	—	1,536,428	—
Repurchase agreements	99,210	104,986	—	104,986	—
Senior notes	300,000	304,500	—	304,500	—
Subordinated notes	138,215	190,516	—	—	190,516

			Fair Value Measurements
December 31, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Financial liabilities:
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Repurchase agreements	57,227	63,507	—	63,507	—
Subordinated notes	156,831	184,087	—	—	184,087

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

Note 13. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2015, the Clarendon Fund’s collateral management fee was $0.5 million and $0.9 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2015, the Arlington Program’s collateral management fee was $0.5 million and $1.0 million, respectively.

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors. For the three and six months ended June 30, 2015, the Fund paid the Company $0.02 million and $0.03 million, respectively and for the three and six months ended June 30, 2014, the Fund paid the Company $0.03 million and $0.06 million, respectively.

Note 14. Subsequent Event

On August 5, 2015, the Company entered into an amendment to its credit facility with Citibank to fund leveraged finance loans which, among other things, increased the commitment amount to $250.0 million from $175.0 million.

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

These lending activities require specialized skills and transaction experience, as well as, a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms, which enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

We direct our marketing and origination efforts to private equity firms, mid-sized companies, corporate executives, banks, real estate investors and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we focus on companies operating across a broad range of industry sectors. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

Our emphasis on direct origination is an important aspect of our marketing and credit strategy. Our national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows each lending platform to be highly selective in our credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. Our direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides us with direct access to management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, advise our customers’ financial strategies and capital structures, which we believe benefits our credit performance.

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

Although NewStar operates as a single segment, the Company derives revenues from lending activities and asset management services across four specialized lending groups that target market segments in which we believe that we have competitive advantages:

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

Market Conditions

Market conditions in most segments of the loan market that we target were mixed in the second quarter compared to the prior quarter. According to Thomson Reuters, overall middle market loan volume in the second quarter increased as compared to the first quarter but declined compared to the same period in 2014, with volume of approximately $34 billion in the second quarter versus $31 billion in the first quarter and versus $55 billion in the second quarter of 2014.  The volume represented by new middle market transactions, as opposed to refinancings, increased in the second quarter of 2015 to $14.1 billion from $13.1 billion in the first quarter; refinancing volume increased to $20.0 billion in the second quarter of 2015 from $18.4 billion in the first. As a percentage of total volume, new transactions remained flat around 41% versus both the prior quarter as well as the same period last year.

After hitting a trough in early 2014, the pricing environment in the broader loan market has generally strengthened, but has dipped again in the first and second quarter of 2015. We believe that conditions in the middle market have remained somewhat insulated from the impact of excessive liquidity evident in the broader loan markets as yields remained relatively stable through the first quarter before declining in the second quarter. Loan yields in both the large corporate market and middle market decreased in the second quarter.  Large corporate loan yields were down to 4.8% in the second quarter from 5.6% in the first quarter and down from 5.0% in the same quarter last year.  Middle market loan yields were down to 6.0% in the second quarter from 6.7% in the first quarter but up from 5.8% in the same quarter last year. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.

Our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  As the pricing environment for larger, more liquid loans has remained comparatively weak in the second quarter and loan demand among private equity firms in the lower middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets have generally remained steady in the second quarter as fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives.  Despite remaining regulatory headwinds and softening equity demand, the new issue CLO market continues to remain resilient and on pace with issuance volume last year.  The broader fixed income markets remained active in the quarter as the market seems to have adjusted to changes in the Federal Reserve’s monetary policies.  As a result, we believe that investors will be more cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.

New U.S. CLO issuance in the second quarter was approximately $28 billion, a 25% decrease versus the same quarter in 2014, but $58 billion through the first half of 2015 which is slightly behind the $60 billion total through the same period last year. Total U.S. CLO issuance in 2014, 2013 and 2012 was approximately $124 billion, $81 billion and $55 billion, respectively. Due to interest rate uncertainty, regulatory pressure and a steepening yield curve, CLO credit spreads have seen slight upward movement since the end of 2014 and into the second quarter of 2015. We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs. We also believe the availability and cost of warehouse financing among banks has continued to improve as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar have improved.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the second quarter as we originated over $1 billion of new loans at attractive yields.  After declining through the first half of 2014 in a muted M&A volume environment, yields rebounded in the first quarter, but fell again in the second quarter.  Although pricing was thinner, leverage also decreased and conditions in our primary target markets continued to remain more favorable relative to the broader loan market in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain favorable through 2015 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

Liquidity

On June 19, 2015, we entered into an amendment to our credit facility with syndicated lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt to fund asset-based loans which, among other things, increased the commitment amount to $175.0 million from $125.0 million, and extended the maturity date to June 30, 2018 from June 30, 2015.

On June 19, 2015, we entered into an amendment to our credit facility with syndicated lenders agented by Wells Fargo Bank, National Association to fund asset-based loans which, among other things, increased the commitment amount to $165.0 million from $110.0 million.

On May 5, 2015, we entered into a $175.0 million credit facility with Citibank, N.A. to fund leverage finance loans. The facility provides for a reinvestment period which ends on May 5, 2018 with a two-year amortization period.

On April 22, 2015, we completed the sale of $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020.  We subsequently repaid in full our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering.

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

Stock Repurchase

As of June 30, 2015, the Company had repurchased 822,465 shares of its common stock under the stock repurchase program approved on August 13, 2014 at a weighted average price per share of $11.20. The Company completed the stock repurchase program during July 2015.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NewStar’s basic and diluted income per share for the three months ended June 30, 2015 was $0.11 and $0.10, respectively, on net income of $5.0 million and basic and diluted income per share of $0.16 and $0.15, respectively for the six months ended June 30, 2015 on net income of $7.5 million, compared to basic and diluted loss per share for the three months ended June 30, 2014 of $0.04 on a net loss of $1.9 million, and basic and diluted income per share of $0.09 and $0.08, respectively, for the six months ended June 30, 2014, on net income of $4.3 million. Our managed portfolio was $4.2 billion at June 30, 2015 compared to $3.4 billion at December 31, 2014. Our managed assets totaled $4.5 billion at June 30, 2015 compared to $3.8 billion as of December 31, 2014.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.31% and 6.18% for the three and six months ended June 30, 2015 and 6.14% and 6.15% for the three and six months ended June 30, 2014. The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to June 30, 2014.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 1.99% and 2.24% for the three and six months ended June 30, 2015 and 3.04% and 3.26% for the three and six months ended June 30, 2014. The primary factors impacting net interest margin for the three months ended June 30, 2015 were the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the Fortress corporate credit facility with a portion of the proceeds from the issuance of senior notes, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. Excluding the $3.6 million of accelerated amortization of deferred financing fees, the net interest margin for the three and six months ended June 30, 2015 would have been 2.44% and 2.48%, respectively. The primary factors impacting net interest margin for the three months ended June 30, 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. Excluding the $1.1 million of accelerated amortization of deferred financing fees, the net interest margin for the three and six months ended June 30, 2014 would have been 3.22% and 3.35%, respectively.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.39% and 1.42% for the three and six months ended June 30, 2015 and 1.87% and 1.90% for the three and six months ended June 30, 2014. The decrease for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily due to originations that increased average total assets subsequent to June 30, 2014.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 49.30% and 48.43% for the three and six months ended June 30, 2015 and 55.57% and 48.21% for the three and six months ended June 30, 2014. The decrease in our efficiency ratio for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to increased non-interest income primarily driven by an increase in capital markets fees such as arrangement, syndication and advisory fees.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.81% at June 30, 2015 and 1.84% as of December 31, 2014. The decrease in the allowance for credit losses ratio from December 31, 2014 is primarily due to the increase in outstanding loans and leases due to new loan origination during the six months ended June 30, 2015, partially offset by the increase in general provision primarily driven by an increase in outstanding loans and leases, and an increase in the specific allowance of $1.5 million. During the six months ended June 30, 2015, we recorded $5.5 million of net specific provision for credit losses on impaired loans and had charge offs net of recoveries totaling $3.9 million. At June 30, 2015, the specific allowance for credit losses was $22.2 million, and the general allowance for credit losses was $27.8 million. At December 31, 2014, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $23.0 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 1.67% as of June 30, 2015 as compared to 1.84% as of December 31, 2014. We had delinquent loans with an outstanding balance of $46.3 million and $43.6 million as of June 30, 2015 and December 31, 2014, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. We did not have any delinquent accruing loans as of June 30, 2015 or December 31, 2014. We expect the delinquent accruing loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.69% as of June 30, 2015 and 3.70% as of December 31, 2014. As of June 30, 2015 and December 31, 2014, the aggregate outstanding balance of non-accrual loans was $101.9 million and $87.8 million, respectively and total outstanding loans and leases held for investment was $2.8 billion and $2.4 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.79% as of June 30, 2015 and 3.84% as of December 31, 2014. As of June 30, 2015 and December 31, 2014, the sum of the aggregate outstanding balance of non-performing assets was $105.9 million and $91.0 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.58% and 0.29% for the three and six months ended June 30, 2015, and 2.52% and 2.05% for the three and six months ended June 30, 2014. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-

off rate was 0.56% and 0.29% for the three and six months ended June 30, 2015, and 2.25% and 1.83% for the three and six months ended June 30, 2014. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.61% and 0.49% for the three and six months ended June 30, 2015 and 0.34% for the six months ended June 30, 2014. Return on average assets was not meaningful for the three months ended June 30, 2014 as we had a net loss.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.05% and 2.31% for the three and six months ended June 30, 2015 and 1.41% for the six months ended June 30, 2014. Return on average equity was not meaningful for the three months ended June 30, 2014 as we had a net loss.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Net interest income:
Interest income	$46,871	$33,536	$86,620	$66,663
Interest expense	31,085	13,868	53,419	26,369
Net interest income	15,786	19,668	33,201	40,294
Provision for credit losses	3,208	12,652	10,186	18,459
Net interest income after provision for credit losses	12,578	7,016	23,015	21,835
Non-interest income:
Fee income	4,777	462	5,935	1,232
Asset management income	1,015	30	1,935	55
Loss on derivatives	(10)	(13)	(19)	(17)
Loss on sale of loans	(31)	—	(46)	(166)
Other income	1,678	1,017	3,750	7,110
Total non-interest income	7,429	1,496	11,555	8,214
Operating expenses:
Compensation and benefits	7,710	7,803	14,443	15,562
General and administrative expenses	3,734	3,852	7,233	8,221
Total operating expenses	11,444	11,655	21,676	23,783
Operating income (loss) before income taxes	8,563	(3,143)	12,894	6,266
Results of Consolidated Variable Interest Entity
Interest income	—	2,615	—	5,268
Interest expense – credit facilities	—	1,987	—	2,865
Interest expense – Fund membership interest	—	697	—	1,292
Other income	—	221	—	229
Operating expenses	—	189	—	249
Net results from Consolidated Variable Interest Entity	—	(37)	—	1,091
Income (loss) before income taxes	8,563	(3,180)	12,894	7,357
Income tax expense (benefit)	3,563	(1,325)	5,355	3,009
Net income (loss)	$5,000	$(1,855)	$7,539	$4,348

Comparison of the Three Months Ended June 30, 2015 and 2014

Interest income. Interest income increased $10.7 million, to $46.9 million for the three months ended June 30, 2015 from $36.2 million for the three months ended June 30, 2014. The increase was primarily due to an increase in average balance of our interest earning assets to $3.2 billion from $2.6 billion primarily due to new loan origination subsequent to June 30, 2014.

Interest expense. Interest expense increased $14.5 million, to $31.1 million for the three months ended June 30, 2015 from $16.6 million for the three months ended June 30, 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.6 billion from $2.0 billion, and an increase in the average cost of funds to 4.80% from 3.25%, primarily due to increased borrowings under certain credit facilities with higher interest rates, the subordinated notes, and the accelerated amortization of $3.6 million of deferred fees recognized in connection with the payoff of our corporate credit facility during the three months ended June 30, 2015.

Net interest margin. Net interest margin decreased to 1.99% for the three months ended June 30, 2015 from 3.04% for the three months ended June 30, 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities and the accelerated amortization of deferred fees. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.11% from 2.36%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,179,911	$46,871	5.91%	$2,583,346	$36,151	5.61%
Total interest bearing liabilities	2,595,877	31,085	4.80%	2,040,371	16,552	3.25
Net interest spread		$15,786	1.11%		$19,599	2.36%
Net interest margin			1.99%			3.04%

Provision for credit losses. The provision for credit losses decreased $9.5 million to $3.2 million for the three months ended June 30, 2015 from $12.7 million for the three months ended June 30, 2014. The decrease in the provision was primarily due to a decrease of $11.4 million in specific provisions recorded during the three months ended June 30, 2015 as compared to three months ended June 30, 2014, partially offset by an increase of $1.9 million of general provisions, which was primarily a result of loan growth. During the three months ended June 30, 2015, we recorded net specific provisions for impaired loans of $2.5 million compared to $13.9 million recorded during the three months ended June 30, 2014. The net specific component of the provision for credit losses was primarily focused around negative credit migration related to one previously identified impaired loan. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at June 30, 2015 were in Leveraged Finance, Real Estate, and Equipment Finance over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of June 30, 2015, we had impaired loans and leases with an aggregate outstanding balance of $195.6 million. Impaired loans with an aggregate outstanding balance of $154.6 million have been restructured and classified as troubled debt restructurings. At June 30, 2015, the Company had a $22.2 million specific allowance for impaired loans with an aggregate outstanding balance of $119.4 million. As of June 30, 2015, we had one restructured impaired loan which had an outstanding balance greater than $20 million and one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $5.7 million, to $7.4 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, non-interest income was primarily comprised of $4.8 million of fee income comprised primarily of capital markets fees, such as arrangement, syndication and advisory fees, $1.0 million of asset management fees, a $0.9 million unrealized gain on a total return swap, $0.6 million of unused fees, and $0.1 million of income from other real estate owned properties. For the three months ended June 30, 2014, non-interest income was primarily comprised of $0.6 million of income from other real estate owned properties, $0.4 million of unused fees, and $0.4 million of fee income.

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

Operating expenses. Operating expenses decreased $0.4 million, to $11.4 million for the three months ended June 30, 2015 from $11.8 million for the three months ended June 30, 2014. Compensation and benefits expense decreased $0.1 million and general and administrative expenses decreased $0.3 million.

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

Upon completion of the Arlington Program’s term debt securitization on June 26, 2014, our membership interests in Arlington Fund were redeemed and new membership interests in the Arlington Program were issued to its equity investors. As a result of the repayment of our advances as the Class B lender under the warehouse facility and the redemption of our membership interests in the Arlington Fund, we have no ownership or financial interests in the Arlington Fund or its successors except to the extent that we receive management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, we deconsolidated the Arlington Fund from our statements of financial position beginning on June 26, 2014 and has not consolidated the Arlington Program’s operating results or statements of financial position as of that date.

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

Income taxes. For the three months ended June 30, 2015 and 2014, we provided for income taxes based on an effective tax rate of approximately 42% for each period.

As of June 30, 2015 and December 31, 2014, we had net deferred tax assets of $29.8 million and $28.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2015. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2015. As of June 30, 2015, our deferred tax asset was primarily comprised of $26.4 million related to our allowance for credit losses and $9.3 million related to equity compensation, which was partially offset by deferred tax liabilities related to our Equipment finance portfolio.

Comparison of the Six Months Ended June 30, 2015 and 2014

Interest income. Interest income increased $14.7 million, to $86.6 million for the six months ended June 30, 2015 from $71.9 million on a consolidated basis for the six months ended June 30, 2014. The increase was primarily due to an increase in average balance of our interest earning assets to $3.0 billion from $2.6 billion primarily due to new loan origination subsequent to June 30, 2014.

Interest expense. Interest expense increased $22.9 million, to $53.4 million for the six months ended June 30, 2015 from $30.5 million on a consolidated basis for the six months ended June 30, 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.4 billion from $2.1 billion, and an increase in the average cost of funds to 4.47% from 2.97%, primarily due to increased borrowings under certain credit facilities with higher interest rates, the subordinated notes, and the accelerated amortization of $3.6 million of deferred fees recognized in connection with the payoff of our corporate credit facility during the six months ended June 30, 2015.

Net interest margin. Net interest margin decreased to 2.24% for the six months ended June 30, 2015 from 3.26% for the six months ended June 30, 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities and the accelerated amortization of deferred fees. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.38% from 2.69%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$2,984,837	$86,620	5.85%	$2,561,513	$71,931	5.66%
Total interest bearing liabilities	2,409,303	53,419	4.47%	2,070,424	30,526	2.97
Net interest spread		$33,201	1.38%		$41,405	2.69%
Net interest margin			2.24%			3.26%

Provision for credit losses. The provision for credit losses decreased $8.3 million to $10.2 million for the six months ended June 30, 2015 from $18.5 million for the six months ended June 30, 2014. The decrease in the provision was primarily due to a decrease of $12.5 million in specific provisions recorded during the six months ended June 30, 2015 as compared to six months ended June 30, 2014, partially offset by an increase of $4.2 million of general provisions, which was primarily a result of loan growth. During the six months ended June 30, 2015, we recorded net specific provisions for impaired loans of $5.5 million compared to $18.0 million recorded during the six months ended June 30, 2014. The net specific component of the provision for credit losses was primarily focused around negative credit migration related to one previously identified impaired loan.

Non-interest income. Non-interest income increased $3.2 million, to $11.6 million for the six months ended June 30, 2015 from $8.4 million on a consolidated basis for the six months ended June 30, 2014. For the six months ended June 30, 2015, non-interest income was primarily comprised of $5.9 million of fee income comprised primarily of capital markets fees, such as arrangement, syndication and advisory fees, a $2.1 million unrealized gain on a total return swap, $1.9 million of asset management fees, $1.1 million of unused fees, and $0.3 million of income from other real estate owned properties. For the six months ended June 30, 2014, non-interest income was primarily comprised of $6.5 million of gains recognized from the sale of equity interests in certain impaired borrowers, $1.2 million of fee income, $1.2 million of income from other real estate owned properties, and $1.4 million of equity method of accounting losses.

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

Operating expenses. Operating expenses decreased $2.3 million, to $21.7 million for the six months ended June 30, 2015 from $24.0 million on a consolidated basis for the six months ended June 30, 2014. Compensation and benefits expense decreased $1.1 million and general and administrative expenses decreased $1.2 million.

Income taxes. For the six months ended June 30, 2015 and 2014, we provided for income taxes based on an effective tax rate of approximately 42% and 41%, respectively.

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

During the second quarter of 2015, the U.S. economy showed generally positive signals as growth seems to have rebounded somewhat after a slow first quarter.  The second quarter saw steady-to-favorable trends in employment, consumer spending, wages and housing, while steady-to-unfavorable trends were seen in areas such as manufacturing and consumer confidence. The Fed has continued to maintain it will act carefully to keep interest rates low until the economy is strong and recently stated it anticipates that it will be appropriate to raise rates later in the year. We expect broader favorable trends and moderate growth in the U.S. to continue and monetary policy to remain conducive to moderate growth in the near term. We expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets also continued to display strong volume and pricing. With the strengthening of the high yield loan markets as well as the broader securitization market, conditions in the securitization market for loans (the CLO market) remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of stabilizing market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to the improvement in our financial performance.

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

Cash and Cash Equivalents

As of June 30, 2015 and December 31, 2014, we had $25.3 million and $33.0 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $189.5 million and $95.4 million of restricted cash as of June 30, 2015 and December 31, 2014, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2015, we could use $62.3 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2015.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2015, we had impaired loans and leases with an aggregate outstanding balance of $195.6 million. Impaired loans with an aggregate outstanding balance of $154.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $101.9 million were on non-accrual status. During the six months ended June 30, 2015, we had recoveries of impaired loans totaling $0.1 million and charge-offs totaling $4.0 million of impaired loans. Impaired loans of $46.3 million were greater than 60 days past due and classified as delinquent. During the six months ended June 30, 2015, we recorded $5.5 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $9.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of June 30, 2015 and December 31, 2014 was $48.7 million and $43.0 million, respectively, or 1.76% and 1.81% of loans and leases, gross, respectively. As of June 30, 2015, we also had a $1.2 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.81%.

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

Activity in the allowance for loan losses for the six months ended June 30, 2015 and for the year ended December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in thousands)
Balance as of beginning of period	$42,983	$41,403
General provision for loan and lease losses	4,193	4,779
Specific provision for loan losses	5,464	22,070
Net charge offs	(3,932)	(25,269)
Balance as of end of period	48,708	42,983
Allowance for losses on unfunded loan commitments	1,239	710
Allowance for credit losses	$49,947	$43,693

During the six months ended June 30, 2015 we recorded a total provision for credit losses of $10.2 million. The Company decreased its allowance for credit losses to 1.81% of gross loans at June 30, 2015 compared to 1.84% at December 31, 2014.

Borrowings and Liquidity

As of June 30, 2015 and December 31, 2014, we had outstanding borrowings totaling $2.8 billion and $2.2 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of June 30, 2015, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$1,015,000	$634,923	$380,077	2015-2018
Term debt securitizations(1)	1,549,954	1,543,955	5,999	2022-2027
Repurchase agreements	99,210	99,210	—	2017
Senior notes	300,000	300,000	—	2020
Subordinated notes	300,000	200,000	100,000	2024
Total	$3,264,164	$2,778,088	$486,076

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2015, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of June 30, 2015 we had five credit facilities through certain of our wholly-owned subsidiaries: (i) a $425 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $175 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with syndicated lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

We have a $425.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans, with the ability to further increase the commitment amount to $475.0 million, subject to lender approval and other customary conditions. The credit facility had an outstanding balance of $316.0 million and unamortized deferred financing fees of $2.9 million as of June 30, 2015. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on November 5, 2015 with a two-year amortization period.

We have a $175.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $106.7 million and unamortized deferred financing fees of $1.3 million as of June 30, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

We have a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $96.3 million and unamortized deferred financing fees of $1.3 million as of June 30, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million, and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2015 with no amortization period.

We have a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $78.5 million and unamortized deferred financing fees of $0.9 million as of June 30, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $37.5 million and unamortized deferred financing fees of $0.8 million as of June 30, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

Senior notes

On April 22, 2015, we completed the offering of senior notes consisting of $300 million aggregate principal amount of our 7.25% Senior Notes due 2020 (the “2020 Notes”). We subsequently repaid in full our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon,  provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering.

Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions as detailed therein, the indenture relating to the 2020 Notes restricts our ability to incur additional Non Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto (including pro forma application of the proceeds thereof), our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Consolidated Non-Funding Debt to Equity Ratio is defined, with respect to any person on any determination date, as the ratio of Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to the Consolidated Stockholders Equity (as defined in the indenture) of such person as of such determination date.  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest.  At June 30, 2015 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt. The Company is required to borrow an additional $100.0 million of notes in increments of at least $25.0 million by December 2015. On July 31, 2015, we borrowed $25.0 million of the remaining notes we are required to borrow by December 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as of December 31, 2014 and $61.8 million as of June 30, 2015. The debt discount will amortize over time and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2015, unamortized deferred financing fees were $5.8 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

We are subject to certain covenants for so long as Franklin Square holds at least $50 million aggregate principal amount of Subordinated Notes.  During this period, (i) the percentage of our gross revenue derived from investment and asset management fees in any fiscal year may not exceed 15% of our gross revenues for such fiscal year and (ii) we may not incur or permit any subsidiary of ours to incur any Indebtedness (as defined in the Investment Agreement related to the Subordinated Notes), if on the date of such incurrence and after giving effect thereto on a pro forma basis, our Total Leverage Ratio would be greater than 5.50 to 1.00.  Total Leverage Ratio is defined as the ratio of (i) all of our Indebtedness and the Indebtedness of our consolidated subsidiaries, except for Indebtedness of non-majority owned finance subsidiaries and the Subordinated Notes and other pari passu subordinated debt to (ii) our shareholders’ equity plus the Subordinated Notes and such other pari passu subordinated debt.

Term Debt Securitizations

In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2015, the $232.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $286.0 million. At June 30, 2015, deferred financing fees were $0.1 million. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes seniority until all available funds are exhausted for each payment.

We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the trust certificates when the term debt is retired. If loan collateral in the 2007-1 CLO Trust is in default under the terms of the indenture, the excess interest spread from the 2007-1 CLO Trust would not be distributed until the undistributed cash plus recoveries equals the outstanding balance of the defaulted loan or if we elected to remove the defaulted collateral.

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$97,911	0.24%	AAA/Aaa/AAA
Class A-2	100,000	30,800	0.26	AAA/Aaa/AAA
Class B	24,000	24,000	0.55	AA+/Aa1/AA
Class C	58,500	58,293	1.30	A-/A2/A
Class D	27,000	21,000	2.30	BBB-/Baa2/BBB+
Total notes	546,000	232,004
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$286,004

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At June 30, 2015, deferred financing fees were $1.8 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/S&P) (1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90	Aaa/AAA
Class B	26,000	26,000	3.25	Aa2/N/A
Class C	35,200	35,200	4.25	A2/N/A
Class D	11,400	11,400	6.25	Baa2/N/A
Class E	16,300	16,300	6.75	Ba1/N/A
Total notes	279,600	279,600
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2015, the $332.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $394.0 million. At June 30, 2015, deferred financing fees were $4.1 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s) (2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65	AAA/Aaa
Class A-R	35,000	29,000	(1)	AAA/Aaa
Class B	38,000	38,000	2.30	AA/N/A
Class C	36,000	36,000	3.80	A/N/A
Class D	21,000	21,000	4.55	BBB/N/A
Class E	6,000	6,000	5.30	BBB-/N/A
Total notes	338,600	332,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$394,000

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

On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2015, deferred financing fees were $2.8 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s) (2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80	Aaa
Class B-1	20,000	20,000	2.60	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60	A2
Class D	23,500	23,500	4.75	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2015, deferred financing fees were $4.3 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%	Aaa/AAA
Class A-2	35,000	35,000	(1)	Aaa/AAA
Class B	50,000	50,000	2.80%	Aa2/ N/A
Class C	38,500	38,500	3.85%	A2/N/A
Class D	33,250	33,250	5.50%	Baa3/N/A
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

Repurchase Agreements

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.19% as of June 30, 2015. As of June 30, 2015, unamortized deferred financing fees were $0.7 million and the outstanding balance was $52.4 million. During the six months ended June 30, 2015, we made principal payments totaling $4.8 million.

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $12.7 million. We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $15.3 million. We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2015, the outstanding balance was $18.8 million. We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Corporate Credit Facility

On January 5, 2010, we entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. The credit facility, as amended, consisted of a $238.5 million term note with Fortress Credit Corp. as agent, which consisted of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings, of $5.0 million (the “Delay Draw Term A”), $25.0 million (the “Delay Draw Term B”) and the $10.0 million Term C Loan. On April 22, 2015, we repaid in full the term note with Fortress Credit Corp.

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

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed the repurchase program during July 2015. As of June 30, 2015, the Company had repurchased 822,465 shares of its common stock under this program at a weighted average price per share of $11.20.

On May 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed its repurchase program during July 2014. Under this stock repurchase program, the Company repurchased 1,519,615 shares of its common stock at a weighted average price per share of $13.13 in the aggregate.

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

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by us, in return for an interest payment to Citibank. The underlying loan portfolio of the TRS is typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million. As of June 30, 2015, the fair value of the underlying loan portfolio was $141.5 million. Interest accrues at one-month LIBOR+1.60% per annum. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of June 30, 2015, we had cash collateral on deposit with Citibank of $42.6 million. Our obligations under the TRS are non-recourse to us, and our exposure is limited to the value of the cash collateral. Citibank may terminate the TRS on or after December 4, 2015, and we can terminate the TRS at any time upon providing 10 days notice, subject to a termination fee if terminated prior to December 4, 2015. At June 30, 2015 the TRS had an unrealized gain of $1.2 million.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At June 30, 2015, we had $439.2 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2015 we had $8.4 million of standby letters of credit.

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

As of June 30, 2015 and December 31, 2014, investments in debt securities available-for-sale totaled $108.5 million and $46.9 million, respectively. At June 30, 2015 and December 31, 2014, our net unrealized gain (loss) on those debt securities totaled $(0.8) million and $0.01 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of June 30, 2015, approximately 6% of the loans in our portfolio were at fixed rates and approximately 94% were at variable rates. Additionally, for the loans at variable rates, approximately 96% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2015. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$16,960
Increase of	100	(10,130)
Increase of	200	880
Increase of	300	12,490

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $2.8 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2015:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	70,483	$12.05	70,483	$3,856,451
May 1-31, 2015	187,085	10.64	135,264	2,418,466
June 1-30, 2015	151,626	10.73	151,626	791,257
Total: Three months ended June 30, 2015	409,194	$10.92	357,373	791,257

(1)

The Company repurchased 357,373 shares during the period pursuant to the share repurchase program that we announced on August 13, 2014 (the “Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 51,821 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.

(3)

The Repurchase Program provided for the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company completed the Repurchase Program during July 2015.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4	Indenture, dated as of April 22, 2015, between the Company and U.S. Bank National Association, as trustee (including the Form of Note attached as Exhibit A thereto).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(a)

Seventh Amendment to Note Purchase Agreement, dated as of April 10, 2015, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 14, 2015 and incorporated herein by reference.

10(b)	Registration Rights Agreement, dated as of April 22, 2015, the Company and J.P. Morgan Securities LLC, as representative for the Initial Purchasers.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(c)

Loan and Servicing Agreement, dated as of May 5, 2015, by and among NewStar Warehouse Funding I LLC, NewStar Financial, Inc., Citibank, N.A., U.S. Bank National Association, and each of the lenders from time to time party to the Agreement.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 11, 2015 and incorporated herein by reference.

10(d)

Fourth Amended and Restated Revolving Credit Agreement, dated as of June 19, 2015, by and among NewStar Business Credit, LLC, NewStar Financial, Inc., NewStar Business Funding 2010-1, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, Keybank National Association, and U.S. Bank National Association.

Filed herewith.

10(e)

Joinder Agreement and Fourth Amendment to Loan and Security Agreement dated as of June 19, 2015, by and among, NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, Citizens Business Capital, Fifth Third Bank, and U.S. Bank National Association.

Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: August 6, 2015	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4	Indenture, dated as of April 22, 2015, between the Company and U.S. Bank National Association, as trustee (including the Form of Note attached as Exhibit A thereto).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(a)

Seventh Amendment to Note Purchase Agreement, dated as of April 10, 2015, by and among NewStar Commercial Lease Funding I, LLC, NewStar Equipment Finance I, LLC, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 14, 2015 and incorporated herein by reference.

10(b)	Registration Rights Agreement, dated as of April 22, 2015, the Company and J.P. Morgan Securities LLC, as representative for the Initial Purchasers.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(c)

Loan and Servicing Agreement, dated as of May 5, 2015, by and among NewStar Warehouse Funding I LLC, NewStar Financial, Inc., Citibank, N.A., U.S. Bank National Association, and each of the lenders from time to time party to the Agreement.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 11, 2015 and incorporated herein by reference.

10(d)

Fourth Amended and Restated Revolving Credit Agreement, dated as of June 19, 2015, by and among NewStar Business Credit, LLC, NewStar Financial, Inc., NewStar Business Funding 2010-1, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, Keybank National Association, and U.S. Bank National Association.

Filed herewith.

10(e)

Joinder Agreement and Fourth Amendment to Loan and Security Agreement dated as of June 19, 2015, by and among, NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, Citizens Business Capital, Fifth Third Bank, and U.S. Bank National Association.

Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document