Form 10-Q
period 2015-09-30
NewStar Financial, Inc.
filed 2015-11-05
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, 45,882,700 shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2015	December 31, 2014
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$57,472	$33,033
Restricted cash	140,854	95,411
Cash collateral on deposit with custodian	53,738	38,975
Investments in debt securities, available-for-sale	94,328	46,881
Loans held-for-sale, net	427,418	200,569
Loans and leases, net	2,991,370	2,305,896
Deferred financing costs, net	41,606	26,514
Interest receivable	9,668	7,477
Property and equipment, net	624	660
Deferred income taxes, net	35,627	28,078
Income tax receivable	—	3,388
Other assets	16,574	24,127
Total assets	$3,869,279	$2,811,009
Liabilities:
Credit facilities	$625,595	$487,768
Term debt securitizations	1,890,765	1,193,187
Repurchase agreements	137,640	57,227
Senior notes	300,000	—
Corporate debt	—	238,500
Subordinated notes	189,852	156,831
Accrued interest payable	28,261	6,576
Income tax payable	3,352	-
Other liabilities	33,534	29,923
Total liabilities	3,208,999	2,170,012
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2015 and 2014;
Shares outstanding 45,846,553 in 2015 and 46,620,474 in 2014	458	466
Additional paid-in capital	745,012	718,825
Retained earnings	27,144	14,463
Common stock held in treasury, at cost $0.01 par value; 9,147,127 in 2015 and 7,581,646 in 2014	(109,175)	(92,724)
Accumulated other comprehensive loss, net	(3,159)	(33)
Total stockholders’ equity	660,280	640,997
Total liabilities and stockholders’ equity	$3,869,279	$2,811,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$54,574	$33,907	$141,194	$100,570
Interest expense	31,345	14,304	84,764	40,673
Net interest income	23,229	19,603	56,430	59,897
Provision for credit losses	4,534	3,369	14,720	21,828
Net interest income after provision for credit losses	18,695	16,234	41,710	38,069
Non-interest income (loss):
Fee income	4,573	740	10,508	1,972
Asset management income	1,019	488	2,954	543
Loss on derivatives	(5)	(10)	(24)	(27)
Gain (loss) on sale of loans, net	360	(23)	314	(189)
Other income (expense), net	(2,455)	2,066	1,295	9,176
Total non-interest income	3,492	3,261	15,047	11,475
Operating expenses:
Compensation and benefits	9,561	7,721	24,004	23,283
General and administrative expenses	3,819	3,260	11,052	11,481
Total operating expenses	13,380	10,981	35,056	34,764
Operating income before income taxes	8,807	8,514	21,701	14,780
Results of Consolidated Variable Interest Entity:
Interest income	—	—	—	5,268
Interest expense – credit facilities	—	—	—	2,865
Interest expense – Fund membership interest	—	—	—	1,292
Other income	—	—	—	229
Operating expenses	—	—	—	249
Net results from Consolidated Variable Interest Entity	—	—	—	1,091
Income before income taxes	8,807	8,514	21,701	15,871
Income tax expense	3,665	3,494	9,020	6,503
Net income	$5,142	$5,020	$12,681	$9,368
Basic income per share	$0.11	$0.10	$0.27	$0.19
Diluted income per share	0.11	0.10	0.26	0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Net income	$5,142	$5,020	$12,681	$9,368
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $(1,782), $(78), $(2,120) and $(54), respectively	(2,583)	(108)	(3,078)	(79)
Net unrealized derivative gains (losses), net of tax expense (benefit) of $(14), $4, $(38) and $0, respectively	(21)	5	(48)	(4)
Other comprehensive income (loss)	(2,604)	(103)	(3,126)	(83)
Comprehensive income	$2,538	$4,917	$9,555	$9,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	12,681	—	—	12,681
Other comprehensive income (loss)	—	—	—	—	(3,126)	(3,126)
Issuance of restricted stock	4	(4)	—	—	—	—
Net shares reacquired from employee transactions	(1)	1	—	(597)	—	(597)
Tax benefit from vesting of stock awards	—	(163)	—	—	—	(163)
Repurchase of common stock	(12)	12	—	(15,854)	—	(15,854)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,574	—	—	—	1,575
Tax benefit from exercise of common stock awards	—	551	—	—	—	551
Amortization of restricted common stock awards	—	2,450	—	—	—	2,450
Balance at September 30, 2015	$458	$745,012	$27,144	$(109,175)	$(3,159)	$660,280

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Retained Earnings of Consolidated VIE	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2014	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	—	—	8,726	—	—	642	9,368
Other comprehensive income (loss)	—	—	—	—	(83)	—	(83)
Issuance of restricted stock	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	(525)	—	—	(525)
Tax benefit from vesting of stock awards	—	134	—	—	—	—	134
Repurchase of common stock	(16)	5	—	(21,725)	—	—	(21,736)
Exercise of warrants	3	15,244	—	(14,248)	—	—	999
Exercise of common stock options	3	279	—	—	—	—	282
Tax benefit from exercise of common stock awards	—	1,062	—	—	—	—	1,062
Reclassification of VIE Dividend	—	—	—	—	—	587	587
Deconsolidation of VIE	—	—	1,887	—	—	(1,887)	—
Amortization of restricted common stock awards	—	1,796	—	—	—	—	1,796
Balance at September 30, 2014	$478	$673,662	$13,237	$(79,769)	$486	$-	$608,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$12,681	$9,368
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	14,720	21,828
Depreciation, amortization and accretion	(6,977)	(9,062)
Amortization of debt issuance costs	14,944	4,796
Equity compensation expense	2,450	1,796
(Gain) loss on sale of loans	(314)	189
Unrealized loss on total return swap	971	—
Gain on sale of equipment	(471)	—
Loss on other real estate owned	82	—
Loss from equity method investments	—	845
Net change in deferred income taxes	(5,394)	3,551
Loans held-for-sale originated	(490,601)	(169,104)
Proceeds from sale of loans held-for-sale	263,231	137,072
Unrealized loss on loans held-for-sale	506	—
Net change in interest receivable	(2,191)	2,179
Net change in other assets	6,587	(10,354)
Net change in accrued interest payable	21,685	659
Net change in accounts payable and other liabilities	6,304	5,233
Consolidated Variable Interest Entity:	—
Amortization of debt issuance costs	—	1,244
Depreciation and amortization and accretion	—	(315)
Net change in interest receivable	—	1,079
Net change in other assets	—	946
Net change in accrued interest payable	—	(172)
Net change in accounts payable	—	587
Net cash (used in) provided by operating activities	(161,787)	2,365
Cash flows from investing activities:
Net change in restricted cash	(45,443)	36,115
Net change in loans	(692,212)	37,681
Purchase of debt securities, available-for-sale	(85,020)	(5,000)
Proceeds from debt securities, available-for-sale	33,000	6,000
Proceeds from sale of other real estate owned	3,211	—
Acquisition of property and equipment	(129)	(59)
Consolidated Variable Interest Entity:	—
Net change in loans	—	171,427
Net change in restricted cash	—	1,950
VIE cash dividends	—	(671)
Net cash provided by (used in) investing activities	(786,593)	247,443
Cash flows from financing activities:
Proceeds from exercise of stock options, net	1,575	282
Tax benefit from exercise of stock options	551	1,062
Proceeds from exercise of warrants	—	999
Tax benefit (expense) from vesting of stock awards	(163)	134
Advances on credit facilities	1,934,949	1,026,523
Repayment of borrowings on credit facilities	(1,797,122)	(1,074,333)
Issuance of term debt	824,167	289,500
Borrowings on term debt	43,500	94,100
Repayment of borrowings on term debt	(170,089)	(331,821)
Issuance of senior notes	300,000	—
Borrowing on subordinated notes	50,000
Borrowings on repurchase agreements	125,012	—
Repayment of borrowings on repurchase agreements	(44,599)	(10,583)
Repayment of corporate debt	(238,500)	—
Posting of cash collateral	(14,763)	—
Payment of deferred financing costs	(25,248)	(4,617)
Purchase of treasury stock	(16,451)	(22,250)

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Consolidated Variable Interest Entity:
Repayment of borrowings on credit facilities	—	(120,344)
Repayment of borrowings on subordinated debt	—	(30,000)
Payment of deferred financing costs	—	(250)
Net cash provided by (used in) financing activities	972,819	(181,598)
Net increase (decrease) in cash during the period	24,439	68,210
Cash and cash equivalents at beginning of period	33,033	43,401
Cash and cash equivalents at end of period	$57,472	$111,611
Supplemental cash flows information:
Interest paid	$63,079	$39,581
Interest paid by VIE	—	4,763
VIE cash distribution	—	671
Taxes paid	7,285	3,664
Increase (decrease) in fair value of investments in debt securities, available for sale	(5,193)	(133)

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

Although, the Company operates as a single segment, it derives revenues from lending activities and asset management services across four specialized lending groups that target market segments in which it believes that it has competitive advantages:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, first out, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million by private equity investment funds managed by established professional alternative asset managers;

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

Recently Issued Accounting Standards

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in Business Combinations (Topic 805).  ASU 2015-16 eliminated the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  ASU 2015-16 is effective for annual periods and interim periods within that period beginning after December 15, 2015.  Early adoption is permitted if financial statements were not issued.  The Company does not expect that the adoption of ASU 2015-16 will have an impact on results from operations or financial position.

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

Note 3. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

Although the Company operates as a single segment, it derives revenues from asset management services and lending activities  across four specialized lending groups that target market segments in which it believes it has competitive advantages:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, first out, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies by private equity investment funds managed by established professional alternative asset managers;

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

Loans classified as held-for-sale consist primarily of loans originated or purchased by the Company and intended to be sold to third parties (including credit funds managed by the Company). At September 30, 2015 loans held-for-sale consisted of $431.8 million of leveraged finance loans.

These loans are carried at the lower of either market value or aggregate cost, net of any deferred origination costs or fees.

As of September 30, 2015 and December 31, 2014, loans held-for-sale consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$431,811	$202,369
Gross loans held-for-sale	431,811	202,369
Deferred loan fees, net	(4,393)	(1,800)
Total loans held-for-sale, net	$427,418	$200,569

The outstanding balances of certain of these loans are in excess of the Company’s target loan hold sizes. At September 30, 2015, loans held-for-sale include loans with an aggregate outstanding balance of $429.7 million that were intended to be sold to credit funds managed by the Company. As of November 2, 2015, the Company had sold approximately $17.4 million of the loans held-for-sale to credit funds managed by the Company. The Company sold loans with an aggregate outstanding balance of $37.8 million for a net gain of $0.3 million to entities other than credit funds managed by the Company during the nine months ended September 30, 2015. The Company sold loans with an outstanding balance of $17.9 million for a net loss of $0.2 million to entities other than credit funds during the nine months ended September 30, 2014.

As of September 30, 2015, and December 31, 2014, loans and leases consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$2,539,875	$1,881,277
Business Credit	274,617	286,918
Real Estate	100,590	105,394
Equipment Finance	175,208	96,666
Gross loans and leases	3,090,290	2,370,255
Deferred loan fees, net	(45,808)	(21,376)
Allowance for loan and lease losses	(53,112)	(42,983)
Total loans and leases, net	$2,991,370	$2,305,896

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

Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of September 30, 2015, $151.5 million of the Company’s loans were classified as “Criticized”, including $150.8 million of the Company’s impaired loans, and $2.9 billion were classified as “Pass”. As of December 31, 2014, $133.2 million of the Company’s loans were classified as “Criticized”, including $121.8 million of the Company’s impaired loans, and $2.2 billion were classified as “Pass”.

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

As of September 30, 2015, the Company had impaired loans with an aggregate outstanding balance of $201.2 million. Impaired loans with an aggregate outstanding balance of $160.4 million have been restructured and classified as TDR. As of September 30, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $11.5 million. Impaired loans with an aggregate outstanding balance of $107.7 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During the three and nine months ended September 30, 2015, the Company had zero net charge offs and $3.9 million in net charge offs, respectively of outstanding non-accrual loans. During the three and nine months ended September 30, 2015, the Company placed loans with an aggregate outstanding balance of $7.0 million and $29.3 million, respectively, on non-accrual status. During the three and nine months ended September 30, 2015, the Company recorded $1.6 million and $7.1 million, respectively, of net specific provisions for impaired loans. At September 30, 2015, the Company had a $23.8 million specific allowance for impaired loans with an aggregate outstanding balance of $131.3 million. At September 30, 2015, additional funding commitments for impaired loans totaled $10.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2015, $20.1 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $23.8 million specific allowance for impaired loans was $1.7 million related to delinquent loans.

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

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. During 2014, the Company sold one of the commercial real estate properties for $9.5 million resulting in a gain on sale of $0.01 million. During the three months ended September 30, 2015, the Company sold the remaining commercial real estate property for $3.0 million resulting in a loss on sale of $0.01 million.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. It is the Company’s policy during the reporting period to record a specific provision for credit losses and/or partial or full charge off for all loans for which we have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
September 30, 2015
Leveraged Finance	$165,424	$159,551	$194,871
Business Credit	—	—	—
Real Estate	34,964	34,936	38,310
Equipment Finance	847	747	847
Total	$201,235	$195,234	$234,028
December 31, 2014
Leveraged Finance	$164,886	$160,223	$186,002
Business Credit	—	—	366
Real Estate	52,309	52,230	55,661
Equipment Finance	—	—	—
Total	$217,195	$212,453	$242,029

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
September 30, 2015
Leveraged Finance	$103,588	$97,743	$61,836	$61,808
Business Credit	—	—	—	—
Real Estate	27,704	27,676	7,260	7,260
Equipment Finance	—	—	847	747
Total	$131,292	$125,419	$69,943	$69,815
December 31, 2014
Leveraged Finance	$103,159	$98,528	$61,727	$61,695
Business Credit	—	—	—	—
Real Estate	—	—	52,309	52,230
Equipment Finance	—	—	—	—
Total	$103,159	$98,528	$114,036	$113,925

During the three months ended September 30, 2015, the Company did not record any charge-offs or recoveries, and during the nine months ended September 30, 2015 the Company recorded net partial charge-offs of $3.9 million.  During the three and nine months ended September 30, 2014, the Company recorded net partial charge-offs of $0.6 million and $21.2 million, respectively. The Company’s policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Based on the Company’s experience any potential charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
September 30, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,374,451	$26,594	$274,617	$1,265	$65,626	$354	$174,361	$1,101
Individually evaluated (2)	165,424	23,724	—	—	34,964	74	847	—
Total	$2,539,875	$50,318	$274,617	$1,265	$100,590	$428	$175,208	$1,101

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,716,391	$20,045	$286,918	$1,334	$53,085	$257	$96,666	$622
Individually evaluated (2)	164,886	20,725	—	—	52,309	—	—	—
Total	$1,881,277	$40,770	$286,918	$1,334	$105,394	$257	$96,666	$622

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 at September 30, 2015 and at December 31, 2014, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at September 30, 2015 and at December 31, 2014 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	September 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$107,658	$84,704
Business Credit	—	—
Real Estate	—	3,103
Equipment Finance	—	—
Total	$107,658	$87,807

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2015 and December 31, 2014 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2015	$160,353	$123,865
December 31, 2014	$175,589	$135,748

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For the nine months ended September 30, 2015, the Company had $4.0 million of partial charge-offs related to loans previously classified as TDR. As of September 30, 2015, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were classified as TDR.

For the Nine Months Ended September 30, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$22,333
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	922	—	—
Total	$14,572	$13,650	$22,333

For the Year Ended December 31, 2014	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$25,933
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$25,933

The following sets forth a breakdown of troubled debt restructurings at September 30, 2015 and December 31, 2014:

As of September 30, 2015	Accrual Status				For the nine months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$57,766	$94,480	$152,246	$22,616	$4,000
Business Credit	—	—	—	—	—
Real Estate	7,260	—	7,260	—	—
Equipment Finance	847	—	847	—	—
Total	$65,873	$94,480	$160,353	$22,616	$4,000

As of December 31, 2014	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$80,182	$70,734	$150,916	$19,885	$18,709
Business Credit	—	—	—	—	—
Real Estate	21,570	3,103	24,673	—	—
Equipment Finance	—	—	—	—	—
Total	$101,752	$73,837	$175,589	$19,885	$18,709

The Company classifies a loan as delinquent when it is over 60 days past due.

An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2015
Leveraged Finance	$-	$28,587	$28,587	$2,511,288	$2,539,875	$8,530
Business Credit	—	—	—	274,617	274,617	—
Real Estate	—	—	—	100,590	100,590	—
Equipment Finance	—	—	—	175,208	175,208	—
Total	$-	$28,587	$28,587	$3,061,703	$3,090,290	$8,530

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2014
Leveraged Finance	$25,412	$18,151	$43,563	$1,837,714	$1,881,277	$—
Business Credit	—	—	—	286,918	286,918	—
Real Estate	—	—	—	105,394	105,394	—
Equipment Finance	—	—	—	96,666	96,666	—
Total	$25,412	$18,151	$43,563	$2,326,692	$2,370,255	$—

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$47,698	$1,097	$323	$829	$49,947
Provision for credit losses—general	2,443	168	42	272	2,925
Provision for credit losses—specific	1,550	—	59	—	1,609
Loans charged off, net of recoveries	—	—	—	—	—
Balance, end of period	$51,691	$1,265	$424	$1,101	$54,481
Balance, end of period—specific	$23,724	$—	$74	$—	$23,798
Balance, end of period—general	$27,967	$1,265	$350	$1,101	$30,683
Average balance of impaired loans	$170,933	$—	$35,218	$—	$206,151
Average net book value of impaired leases	$—	$—	$—	$884	$884
Interest recognized from impaired loans and leases	$2,672	$—	$400	$15	$3,087
Loans and leases
Loans individually evaluated with specific allowance	$103,588	$—	$27,704	$—	$131,292
Loans individually evaluated with no specific allowance	61,836	—	7,260	847	69,943
Loans and leases collectively evaluated without specific allowance	2,374,451	274,617	65,626	174,361	2,889,055
Total loans and leases	$2,539,875	$274,617	$100,590	$175,208	$3,090,290

	Nine Months Ended September 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	7,143	(69)	93	479	7,646
Provision for credit losses—specific	7,000	—	74	—	7,074
Loans charged off, net of recoveries	(3,932)	—	—	—	(3,932)
Balance, end of period	$51,691	$1,265	$424	$1,101	$54,481
Balance, end of period—specific	$23,724	$—	$74	$—	$23,798
Balance, end of period—general	$27,967	$1,265	$350	$1,101	$30,683
Average balance of impaired loans	$175,518	$—	$36,488	$—	$212,006
Average net book value of impaired leases	$—	$—	$—	$909	$909
Interest recognized from impaired loans and leases	$8,326	$—	$1,183	$30	$9,539

	Three Months Ended September 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$33,786	$1,060	$3,634	$619	$39,099
Provision for credit losses—general	1,506	197	(50)	(67)	1,586
Provision for credit losses—specific	1,791	––	(8)	—	1,783
Loans charged off, net of recoveries	(558)	––	—	—	(558)
Balance, end of period	$36,525	$1,257	$3,576	$552	$41,910
Balance, end of period—specific	$18,305	200	$3,320	$—	$21,825
Balance, end of period—general	$18,220	$1,057	$256	$552	$20,085
Average balance of impaired loans	$180,581	$572	$56,759	$—	$237,912
Interest recognized from impaired loans	$2,465	$—	$561	$—	$3,026
Loans and leases
Loans individually evaluated with specific allowance	$106,402	$236	$30,871	$—	$137,509
Loans individually evaluated with no specific allowance	64,948	—	25,673	—	90,621
Loans and leases collectively evaluated without specific allowance	1,521,849	225,414	52,739	75,726	1,875,728
Total loans and leases	$1,693,199	$225,650	$109,283	$75,726	$2,103,858

	Nine Months Ended September 30, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	1,801	284	(120)	127	2,092
Provision for credit losses—specific	19,693	—	43	—	19,736
Loans charged off, net of recoveries	(21,772)	—	—	—	(21,772)
Balance, end of period	$36,525	$1,257	$3,576	$552	$41,910
Average balance of impaired loans	$177,904	$525	$57,641	$—	$236,070
Interest recognized from impaired loans	$8,356	$—	$1,611	$—	$9,967

Included in the allowance for credit losses at September 30, 2015 and December 31, 2014 is an allowance for unfunded commitments of $1.4 million and $0.7 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the nine months ended September 30, 2015, the Company recorded a total provision for credit losses of $14.7 million. The Company increased its allowance for credit losses to $54.5 million as of September 30, 2015 from $43.7 million at December 31, 2014 as a result of the increase in “Loans and leases, net” and an increase in the specific allowance for credit losses. The Company had $0.1 million of recoveries of impaired loans with a specific allowance, decreased its general allowance for credit losses ratio (allowance for credit losses divided by outstanding gross loans and leases excluding loans held for sale) by three basis points during the nine months ended September 30, 2015, this is a result of the increased mix of recently originated loans as a percentage of the overall portfolio and recorded new specific provisions for credit losses of $7.1 million. The general allowance for credit losses covers probable incurred losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 7% and 9% as of September 30, 2015 and as of December 31, 2014, respectively.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2015 in light of the estimated known and inherent risks identified through its analysis.

Note 4. Restricted Cash

Restricted cash as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
Collections on loans pledged to credit facilities	$59,743	$34,508
Principal and interest collections on loans held in trust and prefunding amounts	80,897	60,013
Customer escrow accounts	214	890
Total	$140,854	$95,411

As of September 30, 2015, the Company had the ability to use $15.5 million of restricted cash to fund new or existing loans.

Note 5. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
Investments in debt securities—gross	$108,318	$53,098
Unamortized discount	(8,808)	(6,228)
Investments in debt securities—amortized cost	$99,510	$46,870

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2015
Collateralized loan obligations	$99,510	$22	$(5,204)	$94,328
	$99,510	$22	$(5,204)	$94,328

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2014
Collateralized loan obligations	$46,870	$214	$(203)	$46,881
	$46,870	$214	$(203)	$46,881

During the nine months ended September 30, 2015, the Company purchased $85.0 million of debt securities.

The Company did not sell any debt securities during the nine months ended September 30, 2015 and 2014.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the nine months ended September 30, 2015 and 2014.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	18	2	20
Fair value	$82,688	$6,558	$89,246
Amortized cost	87,703	6,747	94,450
Unrealized loss	$(5,015)	$(189)	$(5,204)

	December 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,740	$—	$38,740
Amortized cost	38,943	—	38,943
Unrealized loss	$(203)	$—	$(203)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2015 and December 31, 2014 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2015, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	11,037	10,797	46,870	46,881
Due after ten years through fifteen years	88,473	83,531	—	—
Total	$99,510	$94,328	$46,870	$46,881

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 6. Borrowings

Credit Facilities

As of September 30, 2015 the Company had five credit facilities through certain of its wholly owned subsidiaries: (i) a $475 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with a syndicate of lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2015, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid.  These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $475.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $216.1 million and unamortized deferred financing fees of $6.9 million as of September 30, 2015. On August 10, 2015, the Company entered into an amendment to this facility which, among other thing, increased the commitment amount to $475.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018 with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $208.0 million and unamortized deferred financing fees of $1.7 million as of September 30, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

The Company has a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $104.0 million and unamortized deferred financing fees of $1.3 million as of September 30, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2018 with no amortization period.

The Company has a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $97.5 million and unamortized deferred financing fees of $0.9 million as of September 30, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had no outstanding balance and unamortized deferred financing fees of $1.0 million as of September 30, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

Senior notes

On April 22, 2015, the Company completed its offering of senior notes consisting of $300.0 million aggregate principal amount of its 7.25% Senior Notes due 2020 (the “2020 Notes”). The Company subsequently repaid in full its corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.  As of September 30, 2015 unamortized deferred financing fees were $6.2 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt, during the three months ended September 30, 2015, the Company has drawn an additional $50 million under these subordinated notes. The Company is required to borrow the remaining $50.0 million of notes in increments $25.0 million by December 4, 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as of December 31, 2014 and $60.1 million as of September 30, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2015, unamortized deferred financing fees were $5.7 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2015, the $185.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $239.3 million.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$62,346	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	19,612	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$185,251

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2015, deferred financing fees were $1.6 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
Class E	16,300	16,300	Libor+6.75%	January 20, 2023	Ba1/N/A
	$279,600	$279,600

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2015, the $334.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $396.0 million. At September 30, 2015, deferred financing fees were $3.8 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	31,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$334,600

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

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2015, deferred financing fees were $2.7 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2015, deferred financing fees were $4.1 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027	Aaa/AAA
Class A-2	35,000	35,000	(1)	January 20, 2027	Aaa/AAA
Class B	50,000	50,000	Libor+2.80%	January 20, 2027	Aa2/ N/A
Class C	38,500	38,500	Libor+3.85%	January 20, 2027	A2/N/A
Class D	33,250	33,250	Libor+5.50%	January 20, 2027	Baa3/N/A
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

On September 1, 2015, NewStar Equipment Finance I, LLC, a subsidiary of the Company, completed a static asset-backed securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. The Company remains the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. The Company retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At September 30, 2015, the $64.0 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $104.6 million. At September 30, 2015, deferred financing fees were $1.3 million.

The Company receives a collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-1 ABS is in default under the terms of the indenture, the excess interest spread may not be distributed if the target overcollateralization ratio, or other performance based tests, are not satisfied.

The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (DBRS)(1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	63,993	3.27%	April 15, 2019	AA
	$70,046	$63,993
(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2015, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2015, deferred financing fees were $4.1 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-2 CLO is in default under the terms of the indenture, the excess interest spread from the 2015-2 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027	Aaa/AAA
Class A-2	23,000	23,000	(1)	August 25, 2027	Aaa/AAA
Class B	40,000	40,000	Libor+2.90%	August 25, 2027	Aa2/ N/A
Class C	26,250	26,250	Libor+3.95%	August 25, 2027	A2/N/A
Class D	28,500	28,500	Libor+5.25%	August 25, 2027	Baa3/N/A
Class E	5,000	5,000	Libor+7.50%	August 25, 2027	Ba3/N/A
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

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

Note 7. Repurchase Agreements

Loans sold under agreements to repurchase	Three Months Ended September 30, 2015	Year Ended December 31, 2014
	($ in thousands)
Outstanding at end of period	$137,640	$57,227
Weighted average rate at end of period	3.56%	5.16%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.21% as of September 30, 2015. As of September 30, 2015, unamortized deferred financing fees were $0.6 million and the outstanding balance was $42.4 million. During 2015, the Company made principal payments totaling $14.8 million.

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $12.2 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $15.2 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $67.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 8. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2015 and December 31, 2014, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2015		December 31, 2014
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	45,847	145,000	46,620

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

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed the repurchase program during July 2015. As of September 30, 2015, the Company had repurchased 892,911 shares of its common stock under this program at a weighted average price per share of $11.20.

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

Restricted Stock

During the nine months ended September 30, 2015, the Company issued 355,876 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 51,352 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant. The shares of restricted stock issued to non-employee members of the Board of Directors vest on the first anniversary of the date of grant.

Restricted stock activity for the nine months ended September 30, 2015 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2014	315,338	$4,091
Granted	407,228	4,322
Vested	(218,999)	(2,700)
Forfeited	(2,213)	(27)
Non-vested as of September 30, 2015	501,354	$5,686

The Company’s compensation expense related to restricted stock was $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2015 and $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2014. The unrecognized compensation cost of $3.1 million at September 30, 2015 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2015 was as follows:

Options
Outstanding as of December 31, 2014	4,628,439
Granted	—
Exercised	(384,332)
Forfeited	(17,815)
Outstanding as of September 30, 2015	4,226,292
Vested as of September 30, 2015	4,226,292
Exercisable as of September 30, 2015	4,226,292

As of September 30, 2015 and December 31, 2014, the Company has recognized all compensation costs related to options granted.

Note 9. Earnings Per Share

The Company utilizes the two-class method to calculate earnings per share.  The two-class method allocates net income to each class of common stock and participating security.  Unvested share-based payment awards granted to certain employees and board members entitle holders to same rights as outstanding and vested common stock.   These securities are considered to be participating securities and are included in the allocation for computing earnings per share under this method. Income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

The computations of basic and diluted income per share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Numerator:
Net income to common shareholders	$5,142	$5,020	$12,681	$9,368
Net income allocated to participating securities - basic and diluted	57	33	137	65
Net income allocated to common shareholders - basic and diluted	5,085	4,987	12,544	9,303
Denominator:
Denominator for basic earnings per common share	45,745	47,900	46,139	48,501
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	45,745	47,900	46,139	48,501
Potentially dilutive securities - options	2,494	2,903	2,566	3,278
Potentially dilutive securities – restricted stock	—	—	—	—
Potentially dilutive securities - warrants	—	—	—	118
Total weighted average diluted shares	48,239	50,803	48,705	51,897
Earnings per common share
Basic	$0.11	$0.10	$0.27	$0.19
Diluted	$0.11	$0.10	$0.26	$0.18

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three and nine months ended September 30, 2015 due to the fact that the results would be anti-dilutive.

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

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	($ in thousands)
Unconsolidated VIE assets	$807,370	$400,000
Unconsolidated VIE liabilities	729,046	368,750
Equity interest included on the Consolidated Balance Sheet	—	—
Maximum risk of loss (1)	24,566	1,047

(1)

Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For the nine months ended September 30, 2014, the management fee was $0.5 million which was eliminated in consolidation.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For the nine months ended September 30, 2014 interest expense on the Class B Notes totaled $0.7 million. For the nine months ended September 30, 2014 and for the year ended December 31, 2013 the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.

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

On December 4, 2014, the Company entered into a total return swap ("TRS") for senior floating rate loans with Citibank. The TRS with Citibank enables the Company, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by it, in return for an interest payment to Citibank. The Company acts as the manager of the TRS and selects the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position.  As of September 30, 2015, the fair value of the underlying loan portfolio was $160.8 million and $109.2 million as of December 31, 2014. Interest accrues at one-month LIBOR+1.60% per annum. At September 30, 2015 and December 31, 2014, the Company had net interest receivable from the TRS of $1.6 million and $0.1 million, respectively, included in “Other assets”. The Company is required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of September 30, 2015 and December 31, 2014, the Company had cash collateral on deposit with Citibank of $51.8 million and $39.0 million, respectively. The Company's obligations under the TRS are non-recourse to it, and its exposure is limited to the value of the cash collateral which may fluctuate from time to time depending on the market value of the underlying loans. At September 30, 2015, the TRS had an unrealized loss position of $1.8 million compared to an unrealized loss position of $0.9 million at December 31, 2014 that was included in “Other assets” and the change was recorded in “Non-interest income”. This loss is based on mark-to-market valuations of the underlying loans and is subject to period over period fluctuations; as such we may be subject to material fluctuations in our consolidated results of operations due to unrealized gains or losses. In addition, unrealized losses in the TRS or other of our off-balance sheet obligations may be realized if we are in a loss position at the time of sale or other disposition.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party.

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
Unused lines of credit	$484,721	$317,583
Standby letters of credit	8,082	7,911

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2015, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$94,328	$94,328
TRS	—	(242)	—	(242)
Total assets recorded at fair value on a recurring basis	$—	$(242)	$94,328	$94,086
Nonrecurring Basis:
Loans, net	$—	$—	$27,698	$27,698
Loans, held-for-sale	$—	$9,910	$—	$9,910
Total assets recorded at fair value on a nonrecurring basis	$—	$9,910	$27,698	$37,608

At September 30, 2015, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At September 30, 2015, “Other assets” included TRS with Citibank. The TRS has a maximum notional amount of $175.0 million and is carried at an estimated fair value of $(0.2) million, comprised of $1.6 million of interest receivable and an unrealized loss of $1.8 million on the underlying loan portfolio. The fair value measurement is derived from third party pricing service.

At September 30, 2015, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the nine months ended September 30, 2015, the Company recorded $0.1 million of specific allowance for credit losses related to “Loans, net” measured at fair value at September 30, 2015.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2015.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$94,328	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,698	Market comparables Valuation model	Cost to sell Marketability discount	3% - 7% 5%-30%
Total:	$122,026

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$46,881	$46,881
TRS	—	(740)	—	(740)
Total assets recorded at fair value on a recurring basis	$—	$(740)	$46,881	$46,141
Nonrecurring Basis:
Loans, net	$—	$—	$27,719	$27,719
Loans, held-for-sale	$—	$3,973	$—	$3,973
Total assets recorded at fair value on a nonrecurring basis	$—	$3,973	$27,719	$31,692

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

At December 31, 2014, “Loans, net” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2014, the Company released $0.1 million of specific allowance for credit losses related to “Loans, net” measured at fair value at December 31, 2014.

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2015 and 2014 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three and nine months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2015	$108,454
Total gains or losses (realized/unrealized)
Included in earnings	376
Included in other comprehensive income	(4,365)
Purchases	22,863
Issuances	—
Settlements	(33,000)
Balance as of September 30, 2015	$94,328

For the three months ended September 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2014	$16,545
Total gains or losses (realized/unrealized)
Included in earnings	55
Included in other comprehensive income	(186)
Purchases	4,609
Issuances	—
Settlements	—
Balance as of September 30, 2014	$21,023

For the nine months ended September 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	620
Included in other comprehensive income	(5,193)
Purchases	85,020
Issuances	—
Settlements	(33,000)
Balance as of September 30, 2015	$94,328

For the nine months ended September 30, 2014:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	349
Included in other comprehensive income	(133)
Purchases	4,609
Issuances	—
Settlements	(6,000)
Balance as of September 30, 2014	$21,023

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$57,472	$57,472	$33,033	$33,033
Restricted cash	140,854	140,854	95,411	95,411
Cash collateral on deposit with custodian	53,738	53,738	38,975	38,975
Loans held-for-sale	427,418	427,418	200,569	200,569
Loans and leases, net	2,991,370	3,016,543	2,305,896	2,314,271
Investments in debt securities available-for-sale	94,328	94,328	46,881	46,881
Other assets	11,227	11,227	15,613	15,613
Financial liabilities:
Credit facilities	$625,595	$625,595	$487,768	$487,768
Term debt	1,890,765	1,880,704	1,193,187	1,163,803
Repurchase agreements	137,640	142,337	57,227	63,507
Senior notes	300,000	297,930	—	—
Corporate debt	—	—	238,500	238,500
Subordinated notes	189,852	253,382	156,831	184,087

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2015 and December 31, 2014. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, investments in debt securities available-for-sale, and financial information disclosed above.

			Fair Value Measurements
September 30, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,991,370	$3,016,543	$—	$—	$3,016,543
Loans held-for-sale	427,418	427,418	—	427,418	—
Other assets	11,227	11,227	—	—	11,227
Financial liabilities:
Credit facilities	625,595	625,595	—	625,595	—
Term debt securitizations	1,890,765	1,880,704	—	1,880,704	—
Repurchase agreements	137,640	142,337	—	142,337	—
Senior notes	300,000	297,930	—	297,930	—
Subordinated notes	189,852	253,282	—	—	253,282

			Fair Value Measurements
December 31, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Loans held-for-sale	200,569	200,569	—	200,569	—
Other assets	15,613	15,613	—	—	15,613
Financial liabilities:
Credit facilities	487,768	487,768	—	487,768	—
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Repurchase agreements	57,227	63,507	—	63,507	—
Subordinated notes	156,831	184,087	—	—	184,087

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, restricted cash and cash collateral on deposit with custodian: The carrying amounts approximate fair value because of the short maturity of these instruments.

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

Senior notes: The fair value is based on quoted market prices.

Subordinated notes: The fair value was estimated as the present value of expected future cash flows discounted at market interest rates on similar debt instruments, issued by companies with comparable credit ratings.

Corporate debt: The fair value was determined as the present value of future cash flows discounted at market interest rates on similar debt instruments.

Other assets: Comprised of non-public investments which are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments when appropriate. The estimated fair value was determined based on the Company’s valuation techniques, including discounting estimated cash flows and model-based valuations.

Note 13. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2015, the Clarendon Fund’s collateral management fee was $0.5 million and $1.5 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2015, the Arlington Program’s collateral management fee was $0.5 million and $1.5 million, respectively, and for the three months ended September 30, 2014, the Fund paid the Company $0.1 million.

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors. For the three and nine months ended September 30, 2015, the Fund paid the Company $0.1 million and $0.1 million, respectively and for the three and nine months ended September 30, 2014, the Fund paid the Company $0.0 and $0.1 million, respectively.

Note 14. Subsequent Events

FOC Capital Acquisition

On October 7, 2015 the Company acquired 100% of the outstanding limited liability company interests of Feingold O’Keeffe Capital, L.L.C (“FOC Capital”) for a purchase price of $20.9 million in cash.  FOC Capital is a private, alternative asset management firm headquartered in Boston, Massachusetts.  The acquisition will be accounted for as a business combination and will be consolidated in the financial statements of the Company effective October 7, 2015.  The Company has not completed the evaluation and allocation of the purchase price.

Stock Repurchase Program

On October 7, 2015, the Company’s Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on March 31, 2016 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.

Subordinated Notes borrowing

On October 26, 2015, the Company drew an additional $25 million of the Subordinated Notes, under the existing commitment from funds managed by GSO Capital and Franklin Square, bringing the outstanding to $275 million leaving $25 million remaining to be drawn by December 2015.

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

Although NewStar operates as a single segment, the Company derives revenues from asset management services and lending activities across four specialized lending groups that target market segments in which we believe that we have competitive advantages:

•

Leveraged Finance, provides senior, secured cash flow loans and, to a lesser extent, first out, second lien and unitranche loans, which are primarily used to finance acquisitions of mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million by private equity investment funds managed by established professional alternative asset managers;

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

Market Conditions

Market conditions in segments of the loan market that we target were mixed in the third quarter compared to the prior quarter as volume declined and pricing increased. According to Thomson Reuters, overall middle market loan volume in the third quarter decreased as compared to prior quarter and decreased compared to the same period in 2014, with volume of approximately $27 billion in the third quarter versus $42 billion prior quarter and versus $47 billion in the third quarter of 2014.  The volume represented by new middle market transactions, as opposed to refinancing transactions, decreased in the third quarter to $10.6 billion from $17.6 billion in the second quarter; refinancing volume decreased to $16.7 billion in the third quarter of 2015 from $24.9 billion in the second quarter. As a percentage of total volume, new transactions were around 39%, down slightly from 41% last quarter and 47% in the same period last year.

After yields tightened through the first half of 2015, the pricing environment in our target markets improved in the third quarter, as loan yields in both the large corporate market and middle market increased.  Large corporate loan yields were up to 5.1% in the third quarter from 4.8% in the second quarter but down as compared to 5.4% in the same quarter last year.  Middle market loan yields were up to 6.3% in the third quarter from 6.0% in the second quarter and up from 6.1% in the same quarter last year, continuing to exhibit a premium versus large corporate loans. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.

Our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  As the pricing environment for larger, more liquid loans was less attractive in the third quarter and loan demand among private equity firms in the middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets have generally remained steady in the third quarter as fixed income investors continued to target structured investment alternatives such as CLOs to meet their return objectives.  Despite remaining regulatory headwinds and softening equity demand, the new issue CLO market continues to remain stable, only slightly lagging pace with record issuance volume last year.  The broader fixed income markets remained active in the quarter as the market seems to have adjusted to potential changes in the Federal Reserve’s monetary policies.  As a result, we believe that investors will continue to be cautious about holding fixed rate debt, leading to less capital flowing into the high yield market in favor of high yielding investments with shorter duration, including floating rate bank loans and CLO bonds.

New U.S. CLO issuance in the third quarter was approximately $18 billion, a 44% decrease versus the same quarter in 2014, and $79 billion in issuance year to date, which lags behind the $92 billion total through the same period last year. Total U.S. CLO issuance in 2014, 2013 and 2012 was approximately $124 billion, $81 billion and $55 billion, respectively. Due to interest rate uncertainty and regulatory pressure, CLO credit spreads have seen some upward movement since the end of 2014 and through the third quarter of 2015. We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate/return expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for us to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains stable as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be favorable.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable in the third quarter as we originated over $700 million of new loans and leases at attractive yields. With pricing widening, leverage remaining below the broader loan market, and equity contributions increasing, conditions in our primary target markets continued to remain favorable relative to the broader loan market in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near term and exhibit usual seasonality. Over the long-term, we believe that demand will improve because private equity firms have substantial un-invested capital, which we believe that they will deploy through investment strategies that emphasize investments in mid-sized companies. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain favorable through 2015 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

Liquidity

On September 15, 2015 we completed an $298.4 million term debt securitization and issued $351.0 million of notes backed by cash, specific loans and investments.  The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019.  The Notes are expected to mature in August 2027.

On September 1, 2015 we completed an $100.1 million static asset-backed securitization and issued $82.9 million of notes backed by a diversified portfolio of leases and equipment loans originated by our equipment finance line of business. The Class A Notes are expected to mature in April 2019, and the Class B Notes are expected to mature in January 2024.

On August 10, 2015, we entered into an amendment to our credit facility with syndicated lenders agented by Wells Fargo Bank, National Association to fund leveraged finance loans which, among other things, increased the commitment amount to $475.0 million from $425.0 million, extended both the revolving period to August 10, 2018 and the final maturity date to August 10, 2020, and modified certain concentration limits.

On August 5, 2015, we entered into an amendment to our credit facility with Citibank, N.A. to fund leveraged finance loans. The amendment increased the commitment amount to $250.0 million from $175.0 million.

Stock Repurchase

As of September 30, 2015, we had completed the stock repurchase program approved on August 13, 2014 pursuant to which we repurchased 892,911 shares of our common stock at a weighted average price of $11.20 per share.

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock from time to time in open market or in privately negotiated transactions.  The timing and amount of any shares purchased will be determined by our management based on market conditions and other factors.  This repurchase program will expire by its terms on March 31, 2016, unless extended by our Board of Directors, and may be suspended or discontinued at any time without notice.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NewStar’s basic and diluted income per share for the three months ended September 30, 2015 was $0.11 and $0.11, respectively, on net income of $5.1 million and basic and diluted income per share of $0.27 and $0.26, respectively for the nine months ended September 30, 2015 on net income of $12.7 million, compared to basic and diluted income per share for the three months ended September 30, 2014 of $0.10 on a net income of $5.0 million, and basic and diluted income per share of $0.19 and $0.18, respectively, for the nine months ended September 30, 2014, on net income of $9.4 million. Our managed portfolio was $4.6 billion at September 30, 2015 compared to $3.4 billion at December 31, 2014. Our managed assets totaled $4.9 billion at September 30, 2015 compared to $3.8 billion as of December 31, 2014.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.32% and 6.19% for the three and nine months ended September 30, 2015 and 6.13% and 6.12% for the three and nine months ended September 30, 2014. The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to September 30, 2014.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.57% and 2.35% during the three and nine months ended September 30, 2015 and 3.24% for each of the three and nine months ended September 30, 2014. The primary factors impacting net interest margin for the three months ended September 30, 2015 were higher income from debt securities, normalization of interest expense after prior quarter acceleration of deferred financing costs and a mix of CLO liabilities. Net interest margin for the nine months ended September 30, 2015 was also impacted by the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the Fortress corporate credit facility with a portion of the proceeds from the issuance of senior notes. Excluding the $3.6 million of accelerated amortization of deferred financing fees, the net interest margin for the nine months ended would have been 2.49%.The primary factors impacting net interest margin for the three and months ended September 31, 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.45% and 1.43% for the three and nine months ended September 30, 2015 and 1.79% and 1.86% for the three and nine months ended September 30, 2014. The decrease for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily due to originations that increased average total assets subsequent to September 30, 2014.  Operating expenses were relatively flat during the respective nine month periods.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 50.07% and 49.05% the three and nine months ended September 30, 2015 and 48.03% and 48.15% for the three and nine months ended September 30, 2014, respectively. The increase in our efficiency ratio for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to increased operating expense primarily related to compensation.  The increase in our efficiency ratio for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to increased interest expense driven by an increase in our interest bearing liabilities.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.76% at September 30, 2015 and 1.84% as of December 31, 2014. The decrease in the allowance for credit losses ratio from December 31, 2014 is primarily due to the increased mix of recently originated loans as a percentage of the overall portfolio, this was partially offset by the increase in general provision primarily driven by an increase in outstanding loans and leases, and an increase in the specific allowance of $3.1 million. During the nine months ended September 30, 2015, we recorded $7.1 million of net specific provision for credit losses on impaired loans and had charge offs net of recoveries totaling $3.9 million. At September 30, 2015, the specific allowance for credit losses was $23.8 million, and the general allowance for credit losses was $30.7 million. At December 31, 2014, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $23.0 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.93% as of September 30, 2015 as compared to 1.84% as of December 31, 2014. We had delinquent loans with an outstanding balance of $28.6 million and $43.6 million as of September 30, 2015 and December 31, 2014, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. At September 30, 2015, we had one loan past its stated maturity which we are in the process of amending, this loan has a balance of $8.5 million. We had did not have any delinquent accruing loans as of December 31, 2014.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.48% as of September 30, 2015 and 3.70% as of December 31, 2014. As of September 30, 2015 and December 31, 2014, the aggregate outstanding balance of non-accrual loans was $107.7 million and $87.8 million, respectively and total outstanding loans and leases held for investment was $3.1 billion and $2.4 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.48% as of September 30, 2015 and 3.84% as of December 31, 2014. As of September 30, 2015 and December 31, 2014, the sum of the aggregate outstanding balance of non-performing assets was $107.7 million and $91.0 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was zero and 0.17% for the three and nine months ended September 30, 2015, and 0.11% and 1.38% for the three and nine months ended September 30, 2014. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was zero and 0.18% for the three and nine months ended September 30, 2015, and 0.10% and 1.27% for the three and nine months ended September 30, 2014. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.56% and 0.52% for the three and nine months ended September 30, 2015 and 0.82% and 0.50% for the three and nine months ended September 30, 2014, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.10% and 2.58% for the three and nine months ended September 30, 2015 and 3.28% and 2.03% for the three and nine months ended September 30, 2014.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Net interest income:
Interest income	$54,574	$33,907	$141,194	$100,570
Interest expense	31,345	14,304	84,764	40,673
Net interest income	23,229	19,603	56,430	59,897
Provision for credit losses	4,534	3,369	14,720	21,828
Net interest income after provision for credit losses	18,695	16,234	41,710	38,069
Non-interest income:
Fee income	4,573	740	10,508	1,972
Asset management income	1,019	488	2,954	543
Loss on derivatives	(5)	(10)	(24)	(27)
Gain (loss) on sale of loans, net	360	(23)	314	(189)
Other income (expense), net	(2,455)	2,066	1,295	9,176
Total non-interest income (loss)	3,492	3,261	15,047	11,475
Operating expenses:
Compensation and benefits	9,561	7,721	24,004	23,283
General and administrative expenses	3,819	3,260	11,052	11,481
Total operating expenses	13,380	10,981	35,056	34,764
Operating income before income taxes	8,807	8,514	21,701	14,780
Results of Consolidated Variable Interest Entity
Interest income	-	-	-	5,268
Interest expense – credit facilities	-	-	-	2,865
Interest expense – Fund membership interest	-	-	-	1,292
Other income	-	-	-	229
Operating expenses	-	-	-	249
Net results from Consolidated Variable Interest Entity	-	-	-	1,091
Income before income taxes	8,807	8,514	21,701	15,871
Income tax expense	3,665	3,494	9,020	6,503
Net income	$5,142	$5,020	$12,681	$9,368

Comparison of the Three Months Ended September 30, 2015 and 2014

Interest income. Interest income increased $20.7 million, to $54.6 million for the three months ended September 30, 2015 from $33.9 million for the three months ended September 30, 2014. The increase was primarily due to an increase in average balance of our interest earning assets to $3.6 billion from $2.4 billion primarily due to new loan origination subsequent to September 30, 2014 and an increase in the yield on average interest earning assets to 6.05% from 5.61%.

Interest expense. Interest expense increased $17.0 million, to $31.3 million for the three months ended September 30, 2015 from $14.3 million for the three months ended September 30, 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.9 billion from $1.8 billion, and an increase in the average cost of funds to 4.31% from 3.16%, primarily due to increased borrowings under certain credit facilities with higher interest rates, the additional draw on the Subordinated Notes and $300.0 million of high yield notes issued the second quarter.

Net interest margin. Net interest margin decreased to 2.57% for the three months ended September 30, 2015 from 3.24% for the three months ended September 30, 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.74% from 2.45%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,579,431	$54,574	6.05%	$2,398,564	$33,907	5.61%
Total interest bearing liabilities	2,882,669	31,345	4.31%	1,794,368	14,304	3.16
Net interest spread		$23,229	1.74%		$19,603	2.45%
Net interest margin			2.57%			3.24%

Provision for credit losses. The provision for credit losses increased $1.2 million to $4.5 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014. The increase in the provision was primarily due to an increase of $1.3 million of general provisions recorded during the three months ended September 30, 2015 as compared to three months ended September 30, 2014, which was primarily a result of loan growth. During the three months ended September 30, 2015, we recorded net specific provisions for impaired loans of $1.6 million compared to $1.8 million recorded during the three months ended September 30, 2014. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at September 30, 2015 were in Leveraged Finance, Real Estate, and Equipment Finance over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of September 30, 2015, we had impaired loans and leases with an aggregate outstanding balance of $201.2 million. Impaired loans with an aggregate outstanding balance of $160.4 million have been restructured and classified as troubled debt restructurings. At September 30, 2015, the Company had a $23.8 million specific allowance for impaired loans with an aggregate outstanding balance of $131.3 million. As of September 30, 2015, we had one restructured impaired loan which had an outstanding balance greater than $20 million and one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $0.2 million, to $3.5 million for the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, non-interest income was primarily comprised of $4.6 million of fee income comprised primarily of capital markets fees, such as arrangement, syndication and advisory fees, $1.0 million of asset management fees, $0.7 million of unused fees, a $0.4 million gain on sale of loans, $0.3 million gain on sale of equipment at maturity of lease, offset by a $3.0 million unrealized loss on a total return swap, and $0.5 million of loss from an impairment charge on an equity position we held as a result of a loan that we had previously restructured.  For the three months ended September 30, 2014, non-interest income was primarily comprised of $0.9 million of income from other real estate owned properties, $0.7 million of fee income, $0.5 million of unused fees, a $0.2 million increase in the value of an other real estate owned property, and $0.5 million of miscellaneous fees.

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

Operating expenses. Operating expenses increased $2.4 million, to $13.4 million for the three months ended September 30, 2015 from $11.0 million for the three months ended September 30, 2014. Compensation and benefits expense increased $1.8 million and general and administrative expenses increased $0.6 million.

Income taxes. For the three months ended September 30, 2015 and 2014, we provided for income taxes based on an effective tax rate of 42% and 41%, respectively.

As of September 30, 2015 and December 31, 2014, we had net deferred tax assets of $35.6 million and $28.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2015. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2015. As of September 30, 2015, our deferred tax asset was primarily comprised of $25.8 million related to our allowance for credit losses and $9.6 million related to equity compensation, which was partially offset by deferred tax liabilities related to our Equipment Finance portfolio.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Interest income. Interest income increased $35.4 million, to $141.2 million for the nine months ended September 30, 2015 from $105.8 million on a consolidated basis for the nine months ended September 30, 2014. The increase was primarily due to an increase in average balance of our interest earning assets to $3.2 billion from $2.5 billion primarily due to new loan origination subsequent to September 30, 2014, and an increase in the yield on average interest earning assets to 5.87% from 5.62%.

Interest expense. Interest expense increased $40.0 million, to $84.8 million for the nine months ended September 30, 2015 from $44.8 million on a consolidated basis for the nine months ended September 30, 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.6 billion from $1.9 billion, and an increase in the average cost of funds to 4.35% from 3.17% primarily due to increased borrowings under certain credit facilities with higher interest rates, interest related to the subordinated notes, and the accelerated amortization of $3.6 million of deferred fees recognized in connection with the payoff of our corporate credit facility during the nine months ended September 30, 2015.

Net interest margin. Net interest margin decreased to 2.35% for the nine months ended September 30, 2015 from 3.24% for the nine months ended September 30, 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities and the accelerated amortization of deferred fees. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.52% from 2.45%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,214,755	$141,241	5.87%	$2,515,976	$105,838	5.62%
Total interest bearing liabilities	2,602,713	84,764	4.35%	1,890,302	44,830	3.17
Net interest spread		$56,477	1.52%		$61,008	2.45%
Net interest margin			2.35%			3.24%

Provision for credit losses. The provision for credit losses decreased $7.1 million to $14.7 million for the nine months ended September 30, 2015 from $21.8 million for the nine months ended September 30, 2014. The decrease in the provision was primarily due to a decrease of $12.7 million in specific provisions recorded during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014, partially offset by an increase of $5.6 million of general provisions, which was primarily a result of loan growth. During the nine months ended September 30, 2015, we recorded net specific provisions for impaired loans of $7.1 million compared to $19.7 million recorded during the nine months ended September 30, 2014. The net specific component of the provision for credit losses was primarily focused around negative credit migration related to one previously identified impaired loan.

Non-interest income. Non-interest income increased $3.3 million, to $15.0 million for the nine months ended September 30, 2015 from $11.7 million on a consolidated basis for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, non-interest income was primarily comprised of $10.5 million of fee income comprised primarily of capital markets fees, such as arrangement, syndication and advisory fees, $3.0 million of asset management fees, $1.7 million of unused fees, and $0.5 million of income from sale of equipment at maturity of lease, a $0.3 million of income from sale of loans, a $1.0 million unrealized loss on a total return swap and $0.5 million equity impairment. For the nine months ended September 30, 2014, non-interest income was primarily comprised of $6.7 million of gains recognized from the sale of equity interests in certain impaired borrowers, $2.0 million of fee income, $2.1 million of income from other real estate owned properties, and $1.5 million of equity method of accounting losses.

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

Operating expenses. Operating expenses increased $0.1 million, to $35.1 million for the nine months ended September 30, 2015 from $35.0 million on a consolidated basis for the nine months ended September 30, 2014. Compensation and benefits expense increased $0.7 million and general and administrative expenses decreased $0.7 million.

Income taxes. For the nine months ended September 30, 2015 and 2014, we provided for income taxes based on an effective tax rate of approximately 42% and 41%, respectively.

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

During the third quarter of 2015, the U.S. economy showed mixed signals which, taken as a whole, we believe point toward continued gradual economic growth in the short-to-medium term.  The third quarter saw positive signals in consumer spending and disposable income, and housing market conditions showed signs of continued gradual improvement.  Neutral signals were shown in wages and unemployment, and negative signals were seen in manufacturing and business equipment spending. The Fed has continued to maintain it will act carefully to keep interest rates low until the economy is strong and recently stated it would need to see sufficient progress in the job market and would raise rates when voters were reasonably confident that inflation would rise back to the 2% target. We expect stable trends and moderate growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets continued to display strong volume and pricing and conditions in the securitization market for loans (the CLO market) remain attractive for issuers such as NewStar, despite some lingering uncertainty surrounding regulatory changes. We believe that the CLO market, which the Company partially relies upon for funding, has stabilized to a point that it will provide a reliable source of capital for companies like NewStar. In addition to these signs of stabilizing market conditions, we believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of September 30, 2015 and December 31, 2014, we had $57.5 million and $33.0 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $140.9 million and $95.4 million of restricted cash as of September 30, 2015 and December 31, 2014, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2015, we could use $15.5 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2015.

Cash Collateral on Deposit with Custodian

We had $53.7 million and $38.9 million of cash collateral posted with custodians at September 30, 2015 and December 31, 2014, respectively. These amounts represent cash posted as collateral to enhance the credit quality of the underlying referenced portfolio of loans in our total return swap and repurchase agreements.  At September 30, 2015, we had $51.8 million posted against our TRS with Citibank, $1.8 million posted against our JP Morgan Chase Bank repurchase agreement and $0.1 million posted against our Citibank Global Markets repurchase agreement. At December 31, 2014, the $38.9 million cash collateral was posted against our TRS with Citibank.  The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuate with the change in the market.

Investment in Debt Securities, Available- for- Sale

   The fair value of investment in debt securities, available for sale is based on quoted prices received from third-parties. Our investment in debt securities, available for sale are considered Level 1. During the nine months ended September 30, 2015, we purchased $85.0 million of investment in debt securities available-for-sale compared to $5.0 million of investment in debt securities available-for-sale for the same period in 2014. During the nine months ended September 30, 2015, we had $33.0 million of investment in debt securities redeemed at par, compared to $6.0 million redeemed at par for the same period in 2014.  During the nine months ended September 30, 2015 and 2014, we did not sell any investment in debt securities available-for-sale.

At September 30, 2015, the fair value of investment in debt securities, available for sale was $94.3 million with a net unrealized loss of $5.2 million, compared to a fair value of $46.9 million and an unrealized gain of $0.1 million at December 31, 2014.

As a result of our evaluation of the securities, we concluded that the unrealized losses at September 30, 2015 and December 31, 2014 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2015, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including credit funds managed by the Company). At September 30, 2015 loans held-for-sale, consisted of $431.8 million of leveraged finance loans.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2015 and December 31, 2014, loans held-for-sale consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$431,811	$202,369
Gross loans held-for-sale	431,811	202,369
Deferred loan fees, net	(4,393)	(1,800)
Total loans held-for-sale, net	$427,418	$200,569

At September 30, 2015, loans held-for-sale include loans with an aggregate outstanding balance of $429.7 million that were intended to be sold to credit funds managed by the Company.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance, if the overcollateralization ratio is/was  previously out of compliance with the target. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2015, we had impaired loans and leases with an aggregate outstanding balance of $201.2 million. Impaired loans with an aggregate outstanding balance of $160.4 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $107.7 million were on non-accrual status. During the nine months ended September 30, 2015, we had charge-offs totaling $4.0 million of impaired loans. Impaired loans of $20.1 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2015, we recorded $7.1 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.7 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2015 and December 31, 2014 was $53.1 million and $43.0 million, respectively, or 1.72% and 1.81% of loans and leases, gross, respectively. As of September 30, 2015, we also had a $1.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.76%.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2015 and for the year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	($ in thousands)
Balance as of beginning of period	$42,983	$41,403
General provision for loan and lease losses	6,987	4,779
Specific provision for loan losses	7,074	22,070
Net charge offs	(3,932)	(25,269)
Balance as of end of period	53,112	42,983
Allowance for losses on unfunded loan commitments	1,369	710
Allowance for credit losses	$54,481	$43,693

During the nine months ended September 30, 2015 we recorded a total provision for credit losses of $14.7 million. The Company decreased its allowance for credit losses to 1.76% of gross loans at September 30, 2015 compared to 1.84% at December 31, 2014.

Borrowings and Liquidity

As of September 30, 2015 and December 31, 2014, we had outstanding borrowings totaling $3.1 billion and $2.2 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of September 30, 2015 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$1,140,000	$625,595	$514,405	2015-2020
Term debt securitizations(1)	1,894,944	1,890,944	4,000	2022-2027
Repurchase agreements	137,640	137,640	—	2017
Senior notes	300,000	300,000	—	2020
Subordinated notes	300,000	250,000	50,000	2024
Total	$3,772,584	$3,204,179	$568,405

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2015, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of September 30, 2015 we had five credit facilities through certain of our wholly-owned subsidiaries: (i) a $475 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with syndicated lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with a syndicate of lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

We have a $475.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $216.1 million and unamortized deferred financing fees of $6.9 million as of September 30, 2015. On August 10, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $475.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrued at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018 with a two-year amortization period.

We have a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $208.0 million and unamortized deferred financing fees of $1.7 million as of September 30, 2015. On August 5, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $250.0 million. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

We have a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $104.0 million and unamortized deferred financing fees of $1.3 million as of September 30, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million, and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2018 with no amortization period.

We have a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $97.5 million and unamortized deferred financing fees of $0.9 million as of September 30, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had no outstanding balance and unamortized deferred financing fees of $1.0 million as of September 30, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

Senior notes

On April 22, 2015, we completed the offering of senior notes consisting of $300 million aggregate principal amount of our 7.25% Senior Notes due 2020 (the “2020 Notes”). We subsequently repaid in full our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from this offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon,  provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of September 30, 2015 unamortized deferred financing fees were $6.2 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions as detailed therein, the indenture relating to the 2020 Notes restricts our ability to incur additional Non Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto (including pro forma application of the proceeds thereof), our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Consolidated Non-Funding Debt to Equity Ratio is defined, with respect to any person on any determination date, as the ratio of Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to the Consolidated Stockholders Equity (as defined in the indenture) of such person as of such determination date.  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest.  At September 30, 2015 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners. The Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes") that rank junior to the Company's existing and future senior debt, during the three months ended September 30, 2015, the Company drew an additional $50 million of Subordinated Notes. The Company is required to borrow the remaining $50.0 million of notes in increments of $25.0 million by December 4, 2015, $25.0 million of which was drawn in October 2015. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 (see Note 8) which was $43.2 million as of December 31, 2014 and  $60.1 million as of September 30, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2015, unamortized deferred financing fees were $5.7 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2015, the $185.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $239.3 million. At September 30, 2015, deferred financing fees were expensed in full.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$62,346	0.24%	AAA/Aaa/AAA
Class A-2	100,000	19,612	0.26%	AAA/Aaa/AAA
Class B	24,000	24,000	0.55%	AA+/Aa1/AA
Class C	58,500	58,293	1.30%	A-/A2/A
Class D	27,000	21,000	2.30%	BBB-/Baa2/BBB+
Total notes	546,000	185,251
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$239,251

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At September 30, 2015, deferred financing fees were $1.6 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/S&P) (1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90%	Aaa/AAA
Class B	26,000	26,000	3.25%	Aa2/N/A
Class C	35,200	35,200	4.25%	A2/N/A
Class D	11,400	11,400	6.25%	Baa2/N/A
Class E	16,300	16,300	6.75%	Ba1/N/A
Total notes	279,600	279,600
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2015, the $334.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $396.0 million. At September 30, 2015, deferred financing fees were $3.8 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s) (2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65%	AAA/Aaa
Class A-R	35,000	31,000	(1)	AAA/Aaa
Class B	38,000	38,000	2.30%	AA/N/A
Class C	36,000	36,000	3.80%	A/N/A
Class D	21,000	21,000	4.55%	BBB/N/A
Class E	6,000	6,000	5.30%	BBB-/N/A
Total notes	338,600	334,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$396,000

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

On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2015, deferred financing fees were $2.7 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s) (2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%	Aaa
Class B-1	20,000	20,000	2.60%	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60%	A2
Class D	23,500	23,500	4.75%	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2015, deferred financing fees were $4.1 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%	Aaa/AAA
Class A-2	35,000	35,000	(1)	Aaa/AAA
Class B	50,000	50,000	2.80%	Aa2/ N/A
Class C	38,500	38,500	3.85%	A2/N/A
Class D	33,250	33,250	5.50%	Baa3/N/A
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

On September 1, 2015, NewStar Equipment Finance I, LLC, our subsidiary, completed a static asset-backed securitization transaction through a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. We remain the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. We retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At September 30, 2015, the $64.0 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $104.6 million. At September 30, 2015, deferred financing fees were $1.3 million.

We receive a collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-1 ABS is in default under the terms of the indenture, the excess interest spread may not be distributed if the target overcollateralization ratio, or other performance based tests, are not satisfied.

     The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (DBRS) (1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	$63,993	3.27%	AA
Total notes	70,046	63,993
Class B (retained)	12,809	12,809	5.43%	A/(low)
Subordinated notes	27,755	27,755	N/A	N/A
Total for 2015-1 ABS	$110,610	$104,557
(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2015, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2015, deferred financing fees were $4.1 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

     We receive a loan collateral management fee and excess interest spread. We also receive payments with respect to the classes of notes we own in accordance with the transaction documents. We expect to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the 2015-2 CLO is in default under the terms of the indenture, the excess interest spread from the 2015-2 CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%	Aaa/AAA
Class A-2	23,000	23,000	(1)	Aaa/AAA
Class B	40,000	40,000	2.90%	Aa2/ N/A
Class C	26,250	26,250	3.95%	A2/N/A
Class D	28,500	28,500	5.25%	Baa3/N/A
Class E	5,000	5,000	7.50%	Ba3/N/A
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%	Ba3/N/A
Subordinated notes	46,806	46,806	N/A	N/A
Total for 2015-2 CLO	$397,806	$397,806

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

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

Repurchase Agreements

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.21% as of September 30, 2015. As of September 30, 2015, unamortized deferred financing fees were $0.6 million and the outstanding balance was $42.4 million. During the nine months ended September 30, 2015, we made principal payments totaling $14.8 million.

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $12.2 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $15.2 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2015, the outstanding balance was $67.8 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock from time to time in open market or in privately negotiated transactions.  The timing and amount of any shares purchased will be determined by our management based on market conditions and other factors.  This repurchase program will expire by its terms on March 31, 2016, unless extended by our Board of Directors, and may be suspended or discontinued at any time without notice.

As of September 30, 2015, we had completed the stock repurchase program approved on August 13, 2014 pursuant to which we repurchased 892,911 shares of our common stock at a weighted average price of $11.20 per share. The August 2014 program authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

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

On May 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company completed its repurchase program during July 2014. Under this stock repurchase program, the Company repurchased 1,519,615 shares of its common stock at a weighted average price per share of $13.13.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At September 30, 2015, we had $484.7 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2015 we had $8.1 million of standby letters of credit.

In addition, we enter into derivative instruments and hedging activities from time to time that are not on our balance that also subject us to off-balance sheet risk.

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned by us, in return for an interest payment to Citibank. The underlying loan portfolio of the TRS is typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million. Interest accrues at one-month LIBOR+1.60% per annum. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements

As of September 30, we had approximately $162.6 million in loans, based on book value, held off balance sheet in this TRS, which constituted approximately 4.2% of our assets. These off-balance sheet loans are valued on a mark-to-market basis, using the midpoint of the bid-ask spread derived from Markit Loan Pricing Service.   At September 30, 2015, the fair value of the underlying loan portfolio was $160.8 million, resulting in the swap being in an unrealized loss position of $1.8 million compared to an unrealized loss position of $0.9 million at December 31, 2014.

This value of this portfolio is based on mark-to-market valuations of the underlying loans and is subject to period over period fluctuations; as such we may be subject to material fluctuations in our consolidated results of operations due to unrealized gains or losses. In addition, unrealized losses in the TRS or other of our off-balance sheet obligations may be realized if we are in a loss position at the time of sale or other disposition.

As of September 30, 2015, we had cash collateral on deposit with Citibank of $51.8 million. Our obligations under the TRS are non-recourse to us, and our exposure is limited to the value of the cash collateral, which from time to time will fluctuate based upon the market value of the underlying loans. Citibank may terminate the TRS on or after December 4, 2015, and we can terminate the TRS at any time upon providing 10 days notice, subject to a termination fee if terminated prior to December 4, 2015.

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

As of September 30, 2015 and December 31, 2014, investments in debt securities available-for-sale totaled $94.3 million and $46.9 million, respectively. At September 30, 2015 and December 31, 2014, our net unrealized gain (loss) on those debt securities totaled $(5.2) million and $0.01 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2015, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 94% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2015. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$21,300
Increase of	100	(12,250)
Increase of	200	1,030
Increase of	300	10,550

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $3.3 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K, as amended, except as noted below.

We bear the risk of loss for our total return swap and other off balance sheet obligations.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on our balance sheet, may result in future obligation or loss.  We are party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our borrowers, including unfunded commitments and standby letters of credit.  In addition, we enter into derivative instruments and hedging activities from time to time that are not on our balance that also subject us to off-balance sheet risk.

As of September 30, 2015, for example, we had approximately $162.6 million in loans, based on book value, held off balance sheet in a total return swap, which constituted approximately 4.2% of our assets.  These off-balance loans are valued on a mark-to-market basis, using the midpoint of the bid-ask spread derived from Markit Loan Pricing Service, and are subject period over period fluctuations.  At September 30, 2015, the fair value of the underlying loan portfolio was $160.8 million, resulting in the swap being in an unrealized loss position of $1.8 million compared to an unrealized loss position of $0.9 million at December 31, 2014.

Because certain of our loans are subject to period over period fluctuations due to mark-to-market valuations of the underlying loans, we may be subject to material fluctuations in our consolidated results of operations due to unrealized gains or losses.   In addition, unrealized losses in our off-balance sheet obligations may be realized if we are in a loss position at the time of sale or other disposition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2015:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	71,070	$11.23	70,446	$-
August 1-31, 2015	294	11.69	-	-
September 1-30, 2015	441	8.61	-	-
Total: Three months ended September 30, 2015	71,805	$11.22	70,446	-

(1)

The Company repurchased 70,446 shares during the period pursuant to the share repurchase program that we announced on August 13, 2014 (the “Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 1,359 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the third quarter.

(3)

The Repurchase Program provided for the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company completed the Repurchase Program during July 2015.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

2(a)	Purchase Agreement, dated as of September 16, 2015, by and among the Company, Andrea S. Feingold, and R. Ian O’Keeffe.	Filed herewith.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Lease Funding 2015-1 LLC, as Issuer, and Wells Fargo Bank, National Association as Trustee and Custodian, dated as of September 1, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

4(b)	Indenture by and between NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(a)	First Amendment to Loan and Servicing Agreement dated as of August 5, 2015, by and among NewStar Warehouse Funding I, LLC, the Company, and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 7, 2015 and incorporated herein by reference.

10(b)

Sixth Amended and Restated Loan and Servicing Agreement, dated as of August 10, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, US. Bank National Association, and certain lenders from time to time party thereto.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 13, 2015 and incorporated herein by reference.

10(c)	Purchase and Contribution Agreement by and between NewStar Equipment Finance I, LLC, as seller and NewStar Commercial Lease Funding 2015-1 LLC, as purchaser, dated as of September 1, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

10(d)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2015-2 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(e)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: November 5, 2015	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

Exhibit Number	Description	Method of Filing

2(a)	Purchase Agreement, dated as of September 16, 2015, by and among the Company, Andrea S. Feingold, and R. Ian O’Keeffe.	Filed herewith.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Lease Funding 2015-1 LLC, as Issuer, and Wells Fargo Bank, National Association as Trustee and Custodian, dated as of September 1, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

4(b)	Indenture by and between NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(a)	First Amendment to Loan and Servicing Agreement dated as of August 5, 2015, by and among NewStar Warehouse Funding I, LLC, the Company, and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 7, 2015 and incorporated herein by reference.

10(b)

Sixth Amended and Restated Loan and Servicing Agreement, dated as of August 10, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, US. Bank National Association, and certain lenders from time to time party thereto.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 13, 2015 and incorporated herein by reference.

10(c)	Purchase and Contribution Agreement by and between NewStar Equipment Finance I, LLC, as seller and NewStar Commercial Lease Funding 2015-1 LLC, as purchaser, dated as of September 1, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

10(d)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2015-2 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(e)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document