Form 10-K
period 2015-12-31
NewStar Financial, Inc.
filed 2016-03-04
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33211

NewStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2157878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1250, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 848-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $257,119,775, based on the number of shares held by non-affiliates of the registrant as of June 30, 2015, and based on the reported last sale price of common stock on June 30, 2015. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 29, 2016, 47,369,046 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 11, 2016 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Overview

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its wholly owned investment management subsidiary, NewStar Capital LLC, are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest in loan origination through its leveraged finance lending platform.  Through NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans, high yield bonds and distressed credits. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.

We believe these lending activities require specialized skills and transaction experience, as well as, a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

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

The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower exceeds $35 million.

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
•

Asset Management, provides opportunities for qualified institutions to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

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

NewStar Capital

On October 7, 2015, NewStar acquired Boston‑based Feingold O’Keeffe Capital, LLC (“FOC Partners”), a boutique credit manager with $2.3 billion of assets under management, to expand its existing asset management capabilities.  The Company operates FOC Partners as NewStar Capital, which is a wholly owned subsidiary of the Company.  The assets and liabilities of FOC Partners were recorded at their estimated fair values as of the date of the acquisition and resulted in goodwill of $17.9 million.  The acquisition was accounted for as a business combination and is consolidated in the Company’s financial statements effective October 7, 2015.

Strategic Relationship

In December of 2014, NewStar formed a strategic relationship with GSO Capital (“GSO”), the credit division of Blackstone, and Franklin Square Capital Partners (“Franklin Square”), one of the largest managers of business development companies, to expand the Company’s lending and asset management platforms. The relationship combined a series of initiatives to accelerate our loan growth and expand the Company’s asset management platform, with a long-term strategic investment to partially fund the related growth strategy. Under the terms of the investment, funds managed by Franklin Square and sub-advised by GSO committed to purchase $300 million of 8.25% subordinated notes due 2024 with warrants exercisable for 12 million shares of our common stock at an exercise price of $12.62 (the "warrants"). The Company issued $200 million in principal amount of the notes in December 2014. The warrants were issued in two tranches in December 2014 and January 2015. We issued $75 million of the remaining $100 million of notes during 2015, and the remaining $25 million notes were issued in January 2016. The Company used the proceeds from these issuances to enhance its ability to originate and lead transactions across all of its specialized lending groups. As a result, we significantly increased our origination volume and facilitated the growth of our asset base. In addition, our relationship with GSO has resulted in cross-referral and co-lending opportunities, provided us with access to new channels of origination, and enabled us to provide larger capital commitments and a more complete set of financing options to our clients.

Lending Groups

Our lending activities are organized into four specialized lending groups: Leveraged Finance, Business Credit, Real Estate, and Equipment Finance.

Leveraged Finance

Through our Leveraged Finance group, the Company provides senior, secured cash flow loans and, to a lesser extent, first out, second lien and unitranche loans, to middle market companies. These companies are typically backed by established private equity groups that manage large investment funds and have proven investment track records. The proceeds of these loans are used primarily for acquisitions, recapitalizations and refinancing or other general corporate purposes. The Leveraged Finance group also provides senior secured loans to larger middle market companies with greater financing needs by participating in larger credit facilities with other lenders as a member of a syndicate.

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

We believe that NewStar is among the most active lenders focused on financing private equity backed companies in the middle market.  We have established a recognized brand in the market with a reputation as a smart, reliable lender that is responsive, consistent and constructive. Since inception, the Company has funded loans totaling more than $8.8 billion to approximately 618 companies backed by nearly 239 different financial sponsors. The Company’s national lending strategy is supported by a network of offices located across the country. We develop new customer relationships and source our loans primarily through the direct marketing and origination efforts of our bankers. The Company’s bankers call directly on prospective clients and referrals sources from this network of offices. They have established relationships with a wide range of prospective customers and referral sources, including approximately 239 private equity groups with investment strategies focused on the middle market, mid-sized companies, corporate executives, banks, other non-bank “club” lenders, and investment banks. To a lesser extent, we may also source loans and other debt products by participating in larger credit facilities syndicated by other lenders.

We generally compete for lending opportunities on the basis of our reputation and transaction experience. Through our strategic relationship, we also originate financing opportunities from referrals of transactions in which we co-lend with Franklin Square or other affiliates of GSO. We believe that our strategic relationship will continue to help us compete more effectively for lending opportunities by enabling us to provide larger credit commitments and “one-stop” financing solutions to customers comprised of unitranche loans or a combination of senior and junior debt capital in partnership with GSO or Franklin Square.

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

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $10 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products exceed $35 million. We also have the capability to arrange significantly larger transactions which we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products exceeds $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position.

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

As of December 31, 2015, our Leveraged Finance loan portfolio totaled $3.5 billion in funding commitments and $3.2 billion in balances outstanding, representing 83.9% of our loan portfolio. This represented 227 transactions with an average balance outstanding of approximately $14.2 million. During 2015, we originated $2.7 billion of new Leveraged Finance loans, of which we retained $1.7 billion and originated $1.1 billion for credit funds. As of December 31, 2015, our exposure to energy (oil & gas) was approximately $82.6 million or 2.1% of balance sheet assets (inclusive of loans within our total return swap). Two of these credits with a total balance of $20 million have been designated as high attention credits.

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

Business Credit develops lending opportunities and sources transactions through an extensive network of long-standing relationships with corporate executives, private equity firms, intermediaries, turnaround consultants, banks and other referral sources. With our main Business Credit office in Dallas and marketing offices in Boston, Chicago, Portland and San Francisco, we have a national asset-based lending origination platform capable of originating significant loan volume.  The group’s centralized marketing effort combined with regional sales coverage is designed to generate a significant flow of prospects and capitalize on the most attractive lending opportunities in the market.

The Business Credit group also benefits from the strategic relationship with Franklin Square and GSO by offering asset-based revolving credit facilities as a co-lender with them. We also expect to continue to provide financing for companies referred to us by GSO or Blackstone that are experiencing some financial stress or completing turnarounds.

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

As of December 31, 2015 our Business Credit loan portfolio totaled $646.0 million in funding commitments and $342.3 million in balances outstanding, representing 9.0% of our loan portfolio. This represented 49 transactions with an average balance outstanding of approximately $7.0 million. During 2015, we originated $119.9 million of new asset-based loans.

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

Approximately $100.7 million of our aggregate loan portfolio is comprised of loans secured by first mortgages on commercial properties. The collateral to the commercial real estate loan portfolio consists of a range of property types located across the US in significant metropolitan statistical areas with a modest concentration in loans secured by suburban office buildings.

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

After curtailing new lending activity in this group due to the dislocation in the real estate market during the financial crisis and ensuing recession, we have been extremely selective in our real estate lending activity in connection with our new strategic relationships.

We have a selective focus on property types where we have significant lending and underwriting experience, including:

•	office;
•	multi-family;
•	retail; and
•	industrial.

Our focus on property types may vary by geographic region based on both economic fundamentals and underlying local market conditions that impact the demand for real estate. Our loans typically range in size from $10 million to $35 million. Although we generally limit loan sizes to $25 million, our exposure to certain loans and other debt products exceeds $30 million from time to time.

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

As of December 31, 2015 our Real Estate loan portfolio totaled $105.8 million in funding commitments and $100.7 million in balances outstanding, representing 2.6% of our total loan portfolio. This represented 7 lending relationships with an average balance outstanding of approximately $14.4 million. During 2015, we originated $13.3 million new commercial real estate loans.

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

We finance essential-use equipment for mid-sized businesses nationwide. Our Equipment Finance group offers a variety of leases and loan products with various end-of-term options to fund a wide range of equipment types, including manufacturing, technology, healthcare, transportation, and telecom equipment. Targeted transaction sizes range from $1 million to $20 million. We also offer lease lines to meet customers’ needs for planned capital expenditures. We focus on companies with annual sales of at least $25 million across a broad array of industries, including business services, healthcare, telecommunications, financial services, education, retail and manufacturing.

As of December 31, 2015, our Equipment Finance portfolio totaled $173.3 million in funding commitments and balances outstanding, representing 4.5% of our loan portfolio. This represented 52 transactions with an average balance outstanding of approximately $3.2 million. During 2015, we originated $99.5 million of new equipment finance products.

Asset Management

As a registered investment adviser since 2012, NewStar offers investment products for qualified institutions to invest in private credit funds managed by the Company that employ credit oriented strategies, focused on middle market loans and liquid tradeable credit.

The Company’s asset management activities provide important financial and strategic benefits.  We earn management fees for our role as the investment manager for funds that we manage.  Compensation as investment manager is comprised of both base management fees and incentive fees. We also enjoy important strategic benefits from the management of certain types of credit funds because they allow us to provide more capital to our customers, while limiting our direct balance sheet risk.  As a result, we believe this enhances our competitive position.

We believe that NewStar was among the first independent commercial finance companies to develop an asset management platform to provide investment strategies targeting middle market loans. The Company launched its first fund in 2005, which was called NewStar Credit Opportunities Fund ("NCOF”) to co-invest in loans originated by the Company. The fund was capitalized with $150 million of equity from third party investors. This equity commitment was then levered to support an investment portfolio of $600 million using bank credit facilities to support the initial ramp-up followed by a securitization, to provide long-term match funding for the fund’s assets. The Company launched the $300 million Arlington Fund in 2013. It was increased to $400 million in 2014, and also employed leverage through a loan securitization. The Company closed its third fund, a $400 million levered fund known as the Clarendon Fund in 2014, with an anchor equity investment from funds sponsored by Franklin Square and sub-advised by GSO. As part of our strategic relationship, we intend to continue to offer GSO and Franklin Square opportunities to invest additional capital in future lending vehicles managed by NewStar.

In October 2015, we acquired Boston-based FOC Partners, a boutique credit manager and also a registered investment adviser. We operate FOC Partners as a wholly owned subsidiary under the name NewStar Capital.  NewStar Capital manages two private debt funds with direct lending strategies totaling more than $79 million, six broadly syndicated CLOs with liquid loan strategies totaling about $1.9 billion, and a series of other funds and accounts representing approximately $111 million.

The Company’s managed funds are allocated a portion of the loans we originate based on an established allocation policy that defines a set of rules for managing this activity.  We are currently allocating loans to the Clarendon and Arlington Funds.

As of December 31, 2015, NewStar’s managed assets totaled $6.9 billion with $4.7 billion managed within middle market direct lending and $2.3 billion within liquid, tradeable credit.

Our asset management income was approximately $6.7 million in 2015 and $1.0 million in 2014.

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

As of December 31, 2015, senior secured cash flow loans totaled $3.3 billion in funding commitments and $3.0 billion in balances outstanding, representing 78.6% of our loan portfolio.

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

As of December 31, 2015, senior secured asset-based loans totaled $842.8 million in funding commitments and $535.0 million in balances outstanding, representing 14.0% of our loan portfolio.

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

As of December 31, 2015, first mortgage loans totaled $105.9 million in funding commitments and $100.7 million in balances outstanding, representing 2.6% of our loan portfolio.

Other

Our other loans and debt products are categorized as $81.7 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $97.6 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $6.6 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).

Loan Portfolio

The Company’s loan portfolio is comprised of loans, leases and other debt products.  As of December 31, 2015, the loan portfolio totaled approximately $4.5 billion of funding commitments, representing $3.8 billion of balances outstanding and $602 million of funds committed but undrawn as of December 31, 2015. Loans originated by our Leveraged Finance group comprised 83.9% of the portfolio, while 9.0% of the loan portfolio was originated by our Business Credit lending groups, 2.6% comprised of commercial mortgages originated by our Real Estate lending group, and the remaining 4.5% was originated by our Equipment Finance group as of December 31, 2015. Consistent with our strategy to focus on senior secured lending, first lien senior debt represented 95.1% of the portfolio.

As of December 31, 2015, we had 27 loans with outstanding balances greater than $25.0 million. In most of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2015, we had two impaired loans that had an outstanding balance greater than $30 million. As of December 31, 2015 our largest outstanding loan was 1.1% of our loan portfolio, and the top ten outstanding loans comprised 9.3% of our loan portfolio.

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products (net of unrealized gain/(losses):

	December 31,
	2015		2014		2013
	($ in thousands)
Composition Type
Senior secured cash flow	$3,008,829	78.6%	$2,044,126	77.9%	$1,948,965	82.5%
Senior secured asset-based	534,980	14.0	383,584	14.7	237,016	10.0
First mortgage	100,732	2.6	105,394	4.0	123,029	5.2
Other	185,856	4.8	90,333	3.4	55,027	2.3
Total	$3,830,397	100.0%	$2,623,437	100.0%	$2,364,037	100.0%

	December 31,
	2015	2014	2013
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$3,214,131	$2,134,459	$2,004,023
Business Credit	342,281	286,918	182,633
Real Estate	100,732	105,394	123,029
Equipment Finance	173,253	96,666	54,352
Total	$3,830,397	$2,623,437	$2,364,037

	December 31, 2015
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Industrial/other	14.7%	12.3%
Other business services	13.5	11.3
Financial services	11.9	10.0
Auto/Transportation	8.8	7.4
Consumer services	6.4	5.4
Manufacturing—consumer non-durable	5.9	4.9
Manufacturing—consumer durable	4.5	3.8
Tech services	4.3	3.6
Marketing services	4.2	3.5
Cable/Telecom	4.1	3.4
Healthcare	4.0	3.4
Energy/Chemical Services	3.5	2.9
Restaurants	3.3	2.8
Environmental services	3.2	2.7
Retail	2.7	2.2
Printing/Publishing	2.2	1.9
Building materials	2.0	1.7
Entertainment/Leisure	0.7	0.6
Broadcasting	0.1	0.1
Total	100.0%	83.9%

	December 31, 2015
	Percentage of Business Credit	Percentage of Loan Portfolio
Business Credit by Industry
Other Business Services	33.6%	3.2%
Manufacturing—consumer non-durable	15.0	1.3
Industrial/other	11.6	1.0
Retail	9.9	0.9
Manufacturing—consumer durable	9.1	0.8
Auto/Transportation	7.5	0.7
Building materials	7.3	0.6
Cable/Telecom	1.6	0.1
Entertainment/Leisure	1.6	0.1
Healthcare	1.6	0.1
Printing/Publishing	1.0	0.1
Marketing services	0.2	0.1
Total	100.0%	9.0%

	December 31, 2015
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Office	73.2%	1.9%
Retail	26.8	0.7
Total	100.0%	2.6%

	December 31, 2015
	Percentage of Equipment Finance	Percentage of Loan Portfolio
Equipment Finance by Industry
Industrial/other	30.6%	1.5%
Auto/Transportation	27.4	1.2
Printing/Publishing	12.1	0.5
Energy/Chemical Services	11.6	0.5
Other business services	5.1	0.2
Environmental services	5.0	0.2
Cable/Telecom	2.3	0.1
Financial services	1.9	0.1
Building materials	1.7	0.1
Healthcare	1.3	0.1
Restaurants	0.9	0.0
Marketing services	0.1	0.0
Retail	0.0	0.0
Manufacturing - consumer non-durable	0.0	0.0
Tech services	0.0	0.0
Total	100.0%	4.5%

The table below shows the final maturities of our loan portfolio as of December 31, 2015:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Senior secured cash flow	$113,061	$1,675,076	$1,220,692	$3,008,829
Senior secured asset-based	62,833	433,091	39,055	534,979
First mortgage	49,111	51,621	—	100,732
Other	25,406	33,729	126,720	185,857
Total	$250,411	$2,193,517	$1,386,467	$3,830,397

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2015:

	Fixed- Rate(1)	Adjustable- Rate(2)(3)	Total
	($ in thousands)
Senior secured cash flow	294	3,008,535	3,008,829
Senior secured asset-based	161,453	373,527	534,980
First mortgage	—	100,732	100,732
Other	—	185,856	185,856
Total	161,747	3,668,650	3,830,397

(1)	As of December 31, 2015, we did not have any interest-rate protection products against the $161.7 million of fixed-rate loans and other debt products outstanding.
(2)	As of December 31, 2015, we had interest rate floors on $3.7 billion of adjustable-rate loans outstanding.
(3)	As of December 31, 2015, adjustable-rate loans include $111.3 million of non-accrual loans.

Recent Developments

NewStar Capital

On October 7, 2015, NewStar acquired Boston‑based FOC Partners, a boutique credit manager with $2.3 billion of assets under management, to expand its existing asset management capabilities.  The Company operates FOC Partners as NewStar Capital, which is a wholly owned subsidiary of the Company.  The assets and liabilities of FOC Partners were recorded at their estimated fair values as of the date of the acquisition and resulted in goodwill of $17.9 million.  The acquisition was accounted for as a business combination and is consolidated in the Company’s financial statements effective October 7, 2015.

Liquidity

On January 27, 2016 the Company issued the final $25 million of subordinated notes under the existing commitment from funds managed by GSO Capital and Franklin Square, bringing the outstanding to $300 million.

On January 26, 2016 and February 11, 2016, we entered into amendments to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $475.0 million to $565.0 million.

On March 2, 2016, we closed a $348.0 million term debt securitization. The notes offered in the collateralized loan obligation (the “Notes”) were issued by NewStar Commercial Loan Funding 2016-1 LLC, a subsidiary of the Company (“NCLF”), and are backed by a diversified portfolio of commercial loans originated and serviced by the Company. We offered approximately $255.8 million of the asset-backed Notes, representing approximately 74% of the value of the collateral pool. The Company retained the Class D Notes, Class E Notes and all of the equity which totaled approximately $92.2 million, representing approximately 26% of the value of the collateral pool. Excluding the fixed rate A-2 Notes, the blended pricing of the variable rate Notes was LIBOR plus 2.78% at closing. The reinvestment period is expected to end on February 25, 2020 and the Notes are expected to mature on February 25, 2028.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  As of December 31, 2015, we had repurchased 7,167 shares of our common stock under this program at a weighted average price per share of $8.84.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.

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

During 2012, we registered as an investment adviser under the Investment Adviser Act of 1940 (the “Advisers Act”) as a result of SEC rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Registered investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC is authorized to institute proceedings and impose sanctions for violations for the Advisers Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration.

Employees

As of December 31, 2015, we employed 122 people compared to 98 people at December 31, 2014, including 15 employees added through our FOC Partners acquisition. At December 31, 2015, our origination group had 35 employees, including 27 bankers who were either managing directors, directors or vice presidents, and eight associates and analysts. Our credit organization had 22 employees, including eight managing directors. We employed 50 people who were involved in operational or administrative roles.  NewStar Capital employs 15 employees, including 10 investment management professionals and five people with operational roles.  We believe our relations with our employees are good. We had 122 employees as of February 29, 2016.

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

We charged off $3.4 million of loans during 2015, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

As of December 31, 2015, we had delinquent loans of $27.2 million and had loans with an aggregate outstanding balance of $193.2 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $111.3 million at December 31, 2015 were also on non-accrual status.

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

As of December 31, 2015, we had an allowance for credit losses of $58.7 million, including specific reserves of $26.8 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the relatively limited history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Moreover, the estimates and judgments we make regarding workout loans are more sensitive to our assumptions regarding the appropriateness of our allowance for credit losses. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We may have hold positions that exceed our targets which may result in more volatility in the performance of our loan portfolio.

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $10 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products exceed $35 million. We also have the capability to arrange significantly larger transactions that we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products will exceed $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position. As of December 31, 2015, we had 27 loans that had an outstanding balance greater than $25 million. In each of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2015, we had two impaired loans that had an outstanding balance greater than $30 million. If a borrower in one of these larger hold positions were to experience difficulty in adhering to the repayment terms of its loan with us, the negative impact to our results of operations and financial condition could be greater than a loan within our general size limits.

Disruptions in global financial markets have increased and may in the future cause additional charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.

Our business, financial condition and results of operations may be adversely affected by the economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our Leveraged Finance, Business Credit and Equipment Finance groups primarily consist of loans and leases to medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. In our Real Estate group, the recent economic slowdown and recession led to increases in payment defaults on the underlying commercial real estate. Therefore, to the extent that economic and business conditions are or become unfavorable, our non-performing assets are likely to remain elevated and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of our loans or other debt products. As a result, we may have certain commercial real estate loans that we have not classified as impaired with outstanding balances greater than the estimated value of the underlying collateral. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

We make loans primarily to privately-owned, medium-sized companies that may carry more inherent risk and present an increased potential for loss than loans to larger companies.

Our loan portfolio consists primarily of loans to medium-sized, privately-owned companies, most of which do not publicly report their financial condition. Compared to larger, publicly-traded firms, loans to these types of companies may carry more inherent risk. The companies that we lend to generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans and leases made to these types of customers involve higher risks than loans and leases made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources. Numerous factors may make these types of companies more vulnerable to variations in results of operations, changes impacting their industry and changes in general market conditions. Companies in this market segment also face intense competition, including from companies with greater financial, technical, managerial and marketing resources. Any of these factors could impair a customer’s cash flow or result in other adverse events, such as bankruptcy, which could limit a customer’s ability to make scheduled payments on our loans and leases, and may lead to losses in our loan portfolio and a decrease in our net interest income, net income and book value.

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

As of December 31, 2015, balloon and bullet transactions represented 89% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2015, cash flow transactions comprised $3.0 billion, or 78.6%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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

Our loan originations are comprised of a larger percentage of broadly syndicated deals. As such, a majority of our leveraged finance loan portfolio consists of loans and other debt products in which we are neither the sole lender, the agent for the lending group that receives payments under the loan or other debt product nor the agent that controls the underlying collateral. These loans may not include the same covenants that we generally require of our borrowers. For these loans and other debt products, we may not have direct access to the customer and, as a result, may not receive the same financial or operational information as we receive for loans or other debt products for which we are the agent. This may make it more difficult for us to track or rate these loans or other debt products. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan or other debt product without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans or other debt products may choose not to take the same actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan that we would have taken had we been the agent for the loan or other debt product.

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

We may seek to dispose of one or more of our loans and other debt products to obtain liquidity or to reduce or limit potential losses with respect to non-performing assets. There is no established trading market for most of our loans and other debt products. In addition, the fair value of other debt products that have lower levels of liquidity or are not publicly-traded may not be readily determinable and may fluctuate significantly on a monthly, quarterly and annual basis. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of the fair value of our other debt products may differ materially from the values that we ultimately attain for these debt products or would be able to attain if we have to sell our other debt products. Our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal. In addition, given the limited trading market for our loans and other debt products and the uncertainty as to their fair value at any point in time, if we seek to sell a loan or other debt product to obtain liquidity or reduce or limit losses, we may not be able to do so at a favorable price or at all.

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

Although our loans are usually senior in right of payment, we also provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are often junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2015, our second lien and, subordinated/mezzanine loans totaled $185.9 million.

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

During 2015, we completed term debt securitizations of $496.1 million and $397.8 million and a $100.1 million asset-backed securitization, issued $380 million of senior notes, issued $75 million of subordinated notes, added a new $175.0 million credit facility to fund leveraged finance loans which was subsequently increased to $250.0 million.  We also increased the commitment amount of one of our credit facilities to fund leveraged finance loans from $275.0 million to $475.0 million, and increased the commitment amounts of two of our credit facilities to fund asset-based loans from $125.0 million to $175.0 million and from $110.0 million to $165.0 million. A portion of the net proceeds from our issuance of senior notes was used to repay our corporate credit facility with Fortress Credit Corp.

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

Upon the occurrence of specified servicer termination events, our lenders under our credit facilities and the holders of the notes issued in our term debt securitizations may elect to terminate our role as servicer of the loans and other debt products under the applicable facility and appoint a successor servicer. These servicer termination events include, but are not limited to, maintenance of certain financial covenants and the loss of certain key members of our senior management, including our Chief Executive Officer and Chief Investment Officer. We do not maintain key man life insurance on any of our senior management nor have we taken any other precautions to offset the financial loss we could incur as a result of any of their departures, however, we do have employment contracts with our senior management. Certain of our credit facilities include cure rights which would enable us to correct the event of default and maintain our status as servicer.

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

We have completed ten term debt securitizations to fund our loans and other debt products, all of which we accounted for on our balance sheet, through which we issued $2.3 billion of rated notes. Seven of these balance sheet term debt securitizations were outstanding as of December 31, 2015. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. At December 31, 2015, the ratings range from AAA to B by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to B2 by Moody’s Investors Service, Inc., depending on the class of notes.

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

If we are unable to complete additional term debt securitizations, our ability to obtain the capital needed for us to continue to operate and grow our business would be adversely affected. In addition, our credit facilities are only intended to provide short-term financing for our transactions. If we are unable to finance our transactions over the longer term through our term debt securitizations, our credit facilities may not be renewed. Moreover, our credit facilities typically carry a higher interest rate than our term debt securitizations. Accordingly, our inability to complete additional term debt securitizations in the future could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”

If a specified default event occurred in a term debt securitization, the reinvestment period would be terminated. This could have an adverse effect on our ability to fund new assets.

The cash flows we receive from the interests we retain in our term debt securitizations could be delayed or reduced due to the requirements of the term debt securitization.

We have retained 100% of the junior-most interests issued in our balance sheet term debt securitizations, totaling $416.9 million in principal amount, issued in each of our seven outstanding balance sheet term debt securitizations as of December 31, 2015. Also, as of December 31, 2015, we have repurchased $6.2 million of outstanding notes of our balance sheet term debt securitizations that were outstanding as of December 31, 2015. The notes issued in the term debt securitizations that we did not retain are senior to the junior-most interests we did retain. Our receipt of future cash flows on the junior-most interests is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

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

As of December 31, 2015, for example, we had approximately $161.4 million in loans, based on book value, held off balance sheet in a total return swap, which constituted approximately 4% of our assets.  These off-balance loans are valued on a mark-to-market basis, using the midpoint of the bid-ask spread derived from Markit Loan Pricing Service, and are subject period over period fluctuations.  At December 31, 2015, the fair value of the underlying loan portfolio was $155.6 million, resulting in the swap being in an unrealized loss position of $5.8 million compared to an unrealized loss position of $0.9 million at December 31, 2014.

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

Our quarterly net interest income and results of operations are difficult to forecast. We have experienced and may continue to experience substantial fluctuations in net interest income and results of operations from quarter to quarter. You should not rely on our results of operations in any prior reporting period to be indicative of our performance in future reporting periods. Many different factors could cause our results of operations to vary from quarter to quarter, including:

•	the success of our origination activities;
•	pre-payments on our loan portfolio;
•	credit losses on recent transaction and legacy workouts
•	default rates;
•	our ability to enter into financing arrangements;
•	competition;
•	seasonal fluctuations in our business, including the timing of transactions;
•	costs of compliance with regulatory requirements;
•	private equity activity;
•	the timing and affect of any future acquisitions;
•	personnel changes;
•	changes in accounting rules;
•	changes in allowance for credit losses methodology;
•	changes in prevailing interest rates;
•	general changes to the U.S. and global economies
•	political conditions or events; and
•	LIBOR floors.

We base our current and future operating expense levels and our investment plans on estimates of future net interest income, transaction activity and rate of growth. The majority of our loans have LIBOR floors; until the 90 day LIBOR exceeds the level of these floors our net interest margin will be negatively impacted during the early phase of a rising interest rate environment.  We expect that our expenses will increase in the future, and we may not be able to adjust our spending quickly enough if our net interest income falls short of our expectations. Any shortfalls in our net interest income or in our expected growth rates could result in decreases in our stock price.

Our business is highly dependent on key personnel.

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. Our employment agreements with each of these officers will terminate in October of 2016. Although we intend to enter into new employment agreements with these officers, if we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

We may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to originate and underwrite loans and other debt products is dependent on the experience and expertise of our employees. In order to grow our business, we must attract and retain qualified personnel, especially origination and credit personnel who have relationships with referral sources and an understanding of middle-market businesses and the industries in which our borrowers operate. Many of the financial institutions with which we compete for experienced personnel may be able to offer more attractive terms of employment. If any of our key origination personnel leave, our new loan and other debt product volume from their business contacts may decline or cease, regardless of the terms of our loan and other debt product offerings or our level of service. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases the costs of retaining them. As competition for qualified employees grows, our cost of labor could increase, which could adversely impact our results of operations.

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

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected. If we did not register despite being required to do so, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.  In addition, we may be required to prepay certain of our indebtedness if we were required to register as an investment company under the Investment Company Act.

The asset management business in extremely competitive, which could materially adversely impact us.

The asset management business is very competitive; we face competition in the pursuit of capital for our funds and in sourcing attractive yielding assets for our managed funds.  It is possible that we may experience difficulty in raising capital as funds compete for a limited number of qualified investors.  Economic downturns, poor returns in alternative assets and increased volatility may temporarily stop new fund investments, resulting in a smaller pool of available capital.  This may cause investors to seek or negotiate reduced fee structures or other modifications to our fund structures before making an investment.

A decline in the growth of our funds or an increase in the amount of transaction and advisory fees we share with our fund investors could result in a reduction in our management fee revenue.

Many factors could cause a decline in the growth of our asset management business, including the ability of our investment professionals to identify attractive investment opportunities, decreased availability of capital on attractive terms, increased regulatory of legal oversight, or a turndown in the U.S. or global economy any of which may significantly limit our ability to grow our asset management business and generate fee revenue.

Full realization of asset management fee income is dependent upon the performance of underlying funds.

We earn both base management fees and incentive fees on our managed funds.  While the base fee is calculated as a percentage of assets managed, the incentive fees are based upon the performance of the individual funds.  Economic conditions along with other factors beyond our control may impact our ability to earn these incentive fees.

Risks Related to Our Operating and Trading History

We have incurred losses in the past and may not achieve profitability in future periods.

For the years ended December 31, 2015, 2014 and 2013, we recorded net income of $16.9 million, $10.6 million, and $24.6 million, respectively. We may not, however, be profitable in future periods for a variety of reasons. If we are unable to achieve, maintain and increase our profitability in the future, the market value of our common stock could decline.

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

Some of our competitors offer a broader range of financial, lending and banking services than we do and can leverage their existing customer relationships to offer and sell services that compete directly with our products and services. In addition, some of our competitors have greater financial, technical, marketing, origination and other resources than we do. They may also have greater access to capital than we do and at a lower cost than is available to us. For example, if national and regional banks or other large competitors seek to expand within or enter our target markets, they may provide loans at lower interest rates to gain market share, which could force us to lower our rates and result in decreased returns. As a result of competition, we may not be able to attract new customers, retain existing customers or sustain the rate of growth that we have experienced to date, and our ability to expand our loan portfolio and grow future revenue may decline. If our existing clients choose to use competing sources of credit to refinance their debt, our loan portfolio could be adversely affected.

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2015 was approximately 39,215 shares, however our trading volume has exceeded 1,000,000 shares on several occasions since our initial public offering. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we lease 18,628 square feet of office space under a lease that is scheduled to terminate on February 28, 2020. We also maintain additional leased offices in Boston, Massachusetts, Darien, Connecticut, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Portland, Oregon, and San Francisco, California. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 29, 2016, there were approximately 79 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Select Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2015 and 2014 is presented below:

	2015		2014
	High	Low	High	Low
Quarter ended:
December 31	$10.99	$7.85	$13.98	$9.73
September 30	12.55	8.12	14.35	10.25
June 30	12.86	9.38	14.35	10.20
March 31	12.88	9.43	17.95	13.78

On February 29, 2016, the last reported closing price of our common stock on the NASDAQ Global Select Market was $6.86 per share.

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2010. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

We have never declared or paid cash dividends on our common stock. We have no current plans to pay cash dividends on our common stock. We intend to retain available funds and any future earnings to reduce debt and fund the development and growth of our business.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	7,421	8.86	7,167	$4,936,635
November 1-30, 2015	—	—	—	4,936,635
December 1-31, 2015	—	—	—	4,936,635
Total: Three months ended December 31, 2015	7,421	8.86	7,167	4,936,635

(1)

The Company repurchased 7,167 shares during the period pursuant to the share repurchase program that we announced on October 7, 2015 (the “October Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 254 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the fourth quarter.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$201,785	$136,171	$127,684	$123,945	$115,680
Interest expense	120,986	57,775	42,971	35,591	34,953
Net interest income	80,799	78,396	84,713	88,354	80,727
Provision for credit losses	18,387	27,108	9,738	12,651	17,312
Net interest income after provision for credit losses	62,412	51,288	74,975	75,703	63,415
Fee income	13,508	2,467	3,670	4,619	3,070
Asset management income	6,661	1,054	2,482	2,984	2,635
(Loss) gain on derivatives, net	(29)	(39)	(143)	(315)	242
Gain (loss) on sale of loans, net	467	(230)	72	335	128
Other (loss) income	(2,250)	7,964	7,431	3,948	(2,008)
Total non-interest income	18,357	11,216	13,512	11,571	4,067
Compensation and benefits	35,909	30,383	32,672	31,139	30,144
General and administrative expenses	16,019	15,133	16,726	15,158	13,787
Total operating expenses	51,928	45,516	49,398	46,297	43,931
Operating income before income taxes	28,841	16,988	39,089	40,977	23,551
Results of Consolidated VIE
Interest income	—	5,268	5,321	—	—
Interest expense—credit facilities	—	2,865	1,879	—	—
Interest expense—Fund membership interest	—	1,292	1,353	—	—
Other income	—	229	51	—	—
Operating expenses	—	249	78	—	—
Net results from consolidated VIE	—	1,091	2,062	—	—
Income before income taxes	28,841	18,079	41,151	40,977	23,551
Income tax expense	11,951	7,485	16,556	17,000	9,403
Net income attributable to NewStar Financial, Inc. common stockholders	$16,890	$10,594	$24,595	$23,977	$14,148
Earnings per share:
Basic	$0.37	$0.22	$0.51	$0.51	$0.29
Diluted	$0.35	0.21	0.46	0.45	0.27
Weighted average shares outstanding:
Basic	45,630,867	48,266,731	48,157,319	47,370,095	48,106,032
Diluted	47,535,016	51,575,491	52,941,981	52,733,552	52,925,924
Outstanding shares of common stock	46,527,288	46,620,474	48,658,606	49,311,008	49,345,676

	December 31,
	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$35,933	$33,033	$43,401
Restricted cash	153,992	95,411	167,920
Cash collateral on deposit with custodian	61,081	38,975	—
Investments in debt securities, available-for-sale	94,177	46,881	22,198
Loans, held-for-sale, net	478,785	200,569	14,831
Loans, net	3,134,072	2,305,896	2,095,250
Other assets	134,076	90,244	86,862
Subtotal	4,092,116	2,811,009	2,430,462
Assets of Consolidated VIE
Restricted cash	—	—	1,950
Loans, net	—	—	171,427
Other assets	—	—	3,022
Total assets of Consolidated VIE	—	—	176,399
Total assets	$4,092,116	$2,811,009	$2,606,861
Credit facilities	$843,896	$487,768	$332,158
Term debt securitizations, net	1,837,889	1,193,187	1,212,374
Senior Notes, net	379,232	—	—
Corporate debt	—	238,500	200,000
Subordinated notes	215,018	156,831	—
Repurchase agreements	96,789	57,227	67,954
Other liabilities	59,814	36,499	26,544
Subtotal	3,432,638	2,170,012	1,839,030
Liabilities of Consolidated VIE
Credit facilities	—	—	120,344
Subordinated debt	—	—	30,000
Other liabilities	—	—	1,277
Total liabilities of Consolidated VIE	—	—	151,621
Total liabilities	3,432,638	2,170,012	1,990,651
NewStar Financial, Inc. stockholders’ equity	659,478	640,997	615,552
Retained earnings of Consolidated VIE	—	—	658
Total stockholders’ equity	659,478	640,997	616,210
Supplemental Data:
Investments in debt securities	$100,943	$50,813	$23,995
Loans held-for-sale	485,874	202,369	14,897
Loans held-for-investment	3,243,580	2,370,255	2,325,144
Loans and investments in debt securities	3,830,397	2,623,437	2,364,036
Deferred fees, net	(65,104)	(27,108)	(18,927)
Allowance for loan losses—general	(31,506)	(22,258)	(18,099)
Allowance for loan losses—specific	(26,753)	(20,725)	(23,304)
Total loans and investments in debt securities, net	$3,707,034	$2,553,346	$2,303,706

Unused lines of credit	601,805	317,583	326,231
Standby letters of credit	8,696	7,911	6,880
Total funded commitments	$610,501	$325,494	$333,111

	December 31,
	2015	2014	2013
Managed Portfolio (AUM)
Middle Market Direct Lending
NewStar Financial, Inc. portfolio (1)	$3,830,397	$2,623,437	$2,193,689
Arlington Program (2)	401,794	399,953	—
Arlington Fund (2,3)	—	—	173,187
Clarendon Fund (2)	397,852	236,703	—
Credit Opportunities Fund (2)	24,926	36,272	93,263
Sub-total Middle Market Direct Lending	4,654,969	3,296,365	2,460,139
Liquid/Tradeable Credit
Avery Street (2)	123,765	—	—
Emerson Place (2)	163,575	—	—
Hull Street (2)	499,428	—	—
Lime Street (2)	251,628	—	—
Longfellow Place (2)	502,038	—	—
Staniford Street (2)	400,074	—	—
TRS Fund (1,4)	163,399	85,024	—
Other (1)	190,590	—	—
Sub-total Liquid/Tradeable Credit	2,294,497	85,024	—
Total Managed Assets	$6,949,466	$3,381,389	$2,460,139
Average Balances (5):
Loans and other debt products, gross	$3,216,805	$2,320,186	$1,988,416
Interest earning assets (6)	3,380,100	2,508,729	2,223,908
Total assets	3,449,618	2,543,967	2,275,309
Interest bearing liabilities	2,782,044	1,983,516	1,627,816
Equity	658,600	617,044	604,742

	Years Ended December 31,
	2015	2014	2013
Performance Ratios (7):
Return on average assets	0.49%	0.42%	1.08%
Return on average equity	2.56	1.72	4.07
Net interest margin, before provision	2.39	3.17%	3.90%
Loan portfolio yield	6.27	6.09	6.68
Efficiency ratio	52.37	50.32	49.30
Credit Quality and Leverage Ratios (8):
Delinquent loan rate (at period end)	0.84%	1.84%	0.22%
Delinquent loan rate for accruing loans 60 days or more past due (at period end)	0.26%	—%	—%
Non-accrual loan rate (at period end)	3.43%	3.70%	3.04%
Non-performing asset rate (at period end)	3.44%	3.84%	3.60%
Net charge off rate (end of period loans)	0.10%	1.07%	0.77%
Net charge off rate (average period loans)	0.11%	1.10%	0.91%
Allowance for credit losses ratio (at period end)	1.81%	1.84%	1.80%
Debt to equity (at period end)	5.11%	3.32x	3.18x
Equity to assets (at period end)	16.12%	22.80%	23.64%

(1)

Managed assets owned by NewStar Financial Inc. include investments in debt securities, loans held-for-sale (LHFS) and loans held-for-investment, as well as loans referenced by a total return swap managed in the TRS Fund. Cash and other consolidated assets of NewStar Financial Inc. are excluded.

(2)	Managed assets include loans, cash and other investments held by funds and managed by NewStar Financial and its affiliates.
(3)	Consolidated as a Variable Interest Entity
(4)	TRS Fund is structured as a total return swap that references a portfolio of broadly syndicated loans. NewStar earns net interest income and retains the risk of the reference assets.
(5)	Averages are based upon the average daily balance during the period.
(6)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements is contained below and in Item 1A. “Risk Factors” of this report.

Overview

NewStar Financial, Inc. is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its wholly owned investment management subsidiary, NewStar Capital are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest in loan origination through its leveraged finance lending platform.  Through its wholly owned subsidiary, NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans, high yield bonds and distressed credits. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.

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

The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower will exceed $35 million and we currently have six loans in that category.

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
•

Asset Management, provides opportunities for qualified institutions to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

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

Market conditions in segments of the loan market we target improved in the fourth quarter compared to the prior quarter as pricing and volume both increased; however, as compared to the same period last year, pricing increased, while volume declined. According to Thomson Reuters, overall middle market loan volume in the fourth quarter was $40 billion versus $32 billion in the third quarter and $53 billion in the fourth quarter of 2014. The volume represented by new middle market transactions, as opposed to refinancing transactions, increased from $14 billion in the third quarter to $16 billion in fourth quarter, but decreased from $24 billion in the fourth quarter of 2014. Refinancing volume increased from $18 billion in the third quarter to $24 billion in the fourth quarter but decreased from $29 billion in the fourth quarter of 2014. As a percentage of total middle market volume, new transactions declined to 39% versus 43% in the third quarter and 46% in the fourth quarter of 2014.

After loan yields tightened through the first half of 2015, the pricing environment in our target markets improved throughout the second half of 2015, as loan yields in both the large corporate market and middle market widened. Large corporate loan yields were up from 5.1% in the third quarter to 5.8% in the fourth quarter but down slightly from 5.9% in the fourth quarter of 2014. Middle market loan yields continue to exhibit a premium to large corporate loans as yields were up from 6.3% in the third quarter to 7.1% in the fourth quarter, and up from 6.6% in the fourth quarter of 2014. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.

Our different lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  As the pricing environment for larger, more liquid loans has remained relatively weak in the fourth quarter and loan demand among private equity firms in the middle market remained somewhat firmer, we continued to emphasize direct lending to smaller companies during the quarter.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets faced some headwinds in the fourth quarter as broader market uncertainty and regulatory constraints weighed on CLO pricing and volume.  Despite the unsettled market, new U.S. CLO issuance in 2015 was the third highest on record.  We believe conditions in the CLO market will stabilize in 2016 as industry-specific concerns are addressed and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Despite a slower end to the year, new U.S. CLO issuance in 2015 was over $98 billion, the third largest annual volume on record. Total U.S. CLO issuance in 2014, 2013 and 2012 was approximately $124 billion, $81 billion and $55 billion, respectively. Due to interest rate uncertainty, energy industry concerns and regulatory constraints, CLO credit spreads experienced an upward trend in the second half of 2015.  We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate/return expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains stable as more banks have begun to provide this type of financing and existing providers have sustained their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable as we originated over $700 million of new loans and leases at attractive yields in the fourth quarter and over $3 billion in the year. With interest rate spreads widening, leverage remaining below the broader loan market, and equity contributions increasing, conditions in our primary target markets continued to remain favorable relative to the broader loan market in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We believe that demand for new middle market loans and credit products will remain relatively consistent with current levels in the near-to-medium term and exhibit usual seasonality. As a result of these factors, we anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2016 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

NewStar Capital

On October 7, 2015, NewStar acquired Boston‑based FOC Partners, a boutique credit manager with $2.3 billion of assets under management, to expand its existing asset management capabilities.  The Company operates FOC Partners as NewStar Capital, which is a wholly owned subsidiary of the Company.  The assets and liabilities of FOC Partners were recorded at their estimated fair values as of the date of the acquisition and resulted in goodwill of $17.9 million.  The acquisition was accounted for as a business combination and is consolidated in the Company’s financial statements effective October 7, 2015.

Liquidity

On January 27, 2016 the Company issued the final $25 million of subordinated notes under the existing commitment from funds managed by GSO Capital and Franklin Square, bringing the outstanding to $300 million.

On January 26, 2016 and February 11, 2016, we entered into amendments to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $475.0 million to $565.0 million.

On March 2, 2016, we closed a $348.0 million term debt securitization. The notes offered in the collateralized loan obligation were issued by NewStar Commercial Loan Funding 2016-1 LLC, a subsidiary of the Company, and are backed by a diversified portfolio of commercial loans originated and serviced by the Company. We offered approximately $255.8 million of the asset-backed Notes, representing approximately 74% of the value of the collateral pool. The Company retained the Class D Notes, Class E Notes and all of the equity which totaled approximately $92.2 million, representing approximately 26% of the value of the collateral pool. Excluding the fixed rate A-2 Notes, the blended pricing of the variable rate Notes was LIBOR plus 2.78% at closing. The reinvestment period is expected to end on February 25, 2020 and the Notes are expected to mature on February 25, 2028.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  As of December 31, 2015, we had repurchased 7,167 shares of our common stock under this program at a weighted average price per share of $8.84.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NewStar’s basic and diluted earnings per share for 2015 was $0.37 and $0.35, respectively, on net income of $16.9 million compared to basic and diluted earnings per share for 2014 of $0.22 and $0.21, respectively, on net income of $10.6 million, and basic and diluted earnings per share for 2013 of $0.51 and $0.46, respectively, on net income of $24.6 million. Our managed portfolio was $6.9 billion at December 31, 2015 compared to $3.4 billion at December 31, 2014 and $2.5 billion at December 31, 2013.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.27% for 2015, 6.09% for 2014 and 6.68% for 2013. The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2014.  The decrease in loan portfolio yield from 2013 to 2014 was primarily driven by decrease in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2013, and the average yield on loans which were repaid subsequent to December 31, 2013 was higher than the average yield on loans in our total loan portfolio.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.39% for 2015, 3.17% for 2014 and 3.90% for 2013. The primary factors impacting net interest margin for 2015 were increase in costs of borrowings, change in the three-month LIBOR, and the acceleration of amortization of $3.5 million of deferred financing fees related to the repayment of our corporate credit facility with Fortress Credit Corp. The primary factors impacting net interest margin for 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the subordinated notes interest expense, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. The primary factors impacting net interest margin for 2013 were the composition of interest earning assets, the recognition of deferred paid-in-kind interest on certain impaired loans, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 52.37% for 2015, 50.32% for 2014 and 49.30% for 2013. The increase in our efficiency ratio for 2015 as compared to 2014 is primarily due to increased interest expense driven by an increase in our interest bearing liabilities, and the accelerated amortization of deferred financing fees totaling $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp.  The increase in our efficiency ratio for 2014 as compared to 2013 is primarily due to increased interest expense driven by an increase in our interest bearing liabilities, and the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of the Arlington Fund’s credit facility, partially offset by a decrease in operating expenses.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale, was 1.81% at December 31, 2015, 1.84% as of December 31, 2014 and 1.80% as of December 31, 2013. The decrease in the allowance for credit losses ratio from 2014 to 2015 is primarily due to the increased mix of recently originated loans as a percentage of the overall portfolio and a slight decrease in the general allowance, which was partially offset by the increase in general provision primarily driven by an increase in outstanding loans and leases, and an increase in the specific allowance.  The increase in the allowance for credit losses ratio from 2013 to 2014 is primarily due to the increase in general provision resulting from the increase in outstanding loans due to new loan origination during the year, an increase in specific provision and the deconsolidation of the assets of the Arlington Fund on June 26, 2014, which did not carry a related allowance. During 2015, we recorded $9.5 million of net specific provision for credit losses on impaired loans and had net charge offs totaling $3.4 million. At December 31, 2015, the specific allowance for credit losses was $26.8 million, and the general allowance for credit losses was $31.9 million. At December 31, 2014, the specific allowance for credit losses was $20.7 million, and the general allowance for credit losses was $23.0 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.84% as of December 31, 2015 as compared to 1.84% as of December 31, 2014. We had delinquent loans with an outstanding balance of $27.2 million and $43.6 million as of December 31, 2015 and 2014, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due, which is total delinquent accruing loans net of charge offs that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. At December 31, 2015, we had one loan past its stated maturity that we are in the process of amending, this loan has a balance of $8.5 million. We had did not have any delinquent accruing loans as of December 31, 2014.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.43% as of December 31, 2015 and 3.70% as of December 31, 2014. As of December 31, 2015 and 2014, the aggregate outstanding balance of non-accrual loans was $111.3 million and $87.8 million, respectively and total outstanding loans and leases held for investment was $3.2 billion and $2.4 billion, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned and other repossessed assets, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.44% as of December 31, 2015 and 3.84% as of December 31, 2014. As of December 31, 2015 and 2014, the sum of the aggregate outstanding balance of non-performing assets was $111.5 million and $91.0 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2015, 2014 and 2013, the net charge off rate was 0.10%, 1.07% and 0.77% respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For 2015, 2014 and 2013, the net charge off rate was 0.11%, 1.10% and 0.91% respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Return on average assets

Return on average assets, which is net income divided by average total assets was 0.49% for 2015, 0.42% for 2014, and 1.08% for 2013.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.56% for 2015, 1.72% for 2014, and 4.07% for 2013.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Net interest income:
Interest income	$201,785	$136,171	$127,684
Interest expense	120,986	57,775	42,971
Net interest income	80,799	78,396	84,713
Provision for credit losses	18,387	27,108	9,738
Net interest income after provision for credit losses	62,412	51,288	74,975
Non-interest income:
Fee income	13,508	2,467	3,670
Asset management income	6,661	1,054	2,482
Loss on derivatives, net	(29)	(39)	(143)
Gain (loss) on sale of loans, net	467	(230)	72
Other (loss) income	(2,250)	7,964	7,431
Total non-interest income	18,357	11,216	13,512
Operating expenses:
Compensation and benefits	35,909	30,383	32,672
General and administrative expenses	16,019	15,133	16,726
Total operating expenses	51,928	45,516	49,398
Operating income before income taxes	28,841	16,988	39,089
Results of Consolidated Variable Interest Entity:
Interest income	—	5,268	5,321
Interest expense—credit facilities	—	2,865	1,879
Interest expense—Fund membership interest	—	1,292	1,353
Other income	—	229	51
Operating expenses	—	249	78
Net results from Consolidated Variable Interest Entity	—	1,091	2,062
Income before income taxes	28,841	18,079	41,151
Income tax expense	11,951	7,485	16,556
Net income	$16,890	$10,594	$24,595

Comparison of the Years Ended December 31, 2015 and 2014

Interest income. Interest income increased $60.4 million, to $201.8 million for 2015 from $141.4 million for 2014. The increase was primarily due to an increase in the average balance of our interest earning assets to $3.4 billion from $2.5 billion and an increase in the yield on average interest earning assets to 5.97% from 5.64% primarily due to an increase in contractual interest rates from new loan origination and re-pricing subsequent to December 31, 2014.

Interest expense. Interest expense increased $59.1 million, to $121.0 million for 2015 from $61.9 million for 2014. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $2.8 billion from $2.0 billion, an increase in the average cost of funds to 4.35% from 3.12%, and the accelerated amortization of deferred financing fees totaling $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp during 2015 compared to the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility during 2014.

Net interest margin. Net interest margin decreased to 2.39% for 2015 from 3.17% for 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, and the accelerated amortization of deferred financing fees totaling $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp.  This was partially offset by an increase in the average yield on interest earning assets from 5.64% to 5.97% in 2015.  The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.62% from 2.52%

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,380,100	$201,785	5.97%	$2,508,729	$141,439	5.64%
Total interest bearing liabilities	2,782,044	120,986	4.35	1,983,516	61,932	3.12
Net interest spread		$80,799	1.62%		$79,507	2.52%
Net interest margin			2.39%			3.17%

Provision for credit losses. The provision for credit losses decreased to $18.4 million for 2015 from $27.1 million for 2014. The decrease in the provision was primarily due to a decrease of $12.6 million of net specific provisions, partially off-set by an increase of $3.9 million of general provisions recorded during 2015 as compared to 2014. During 2015, we recorded net specific provisions for impaired loans of $9.5 million compared to $22.1 million recorded during 2014. The decrease in the net specific component of the provision for credit losses was primarily due to improvement in credit performance related to two impaired loans offset by further negative credit migration related to previously identified impaired loans.  Five loans that had been previously identified as impaired had been resolved during 2015 and two loans were identified as impaired during 2015. During 2015, we recorded general provisions of $8.9 million compared to a general provisions of $5.0 million recorded during 2014. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. In 2015 the Company enhanced its approach for determining the expected exposure at default to more precisely reflect loan and lease exposures at December 31, 2015. Actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of seven risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. In 2015, the scoring system of the environmental reserve risk factors was recalibrated to align with the enhancement made to the approach for determining the exposure at default. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

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

Impaired loans at December 31, 2015 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan or lease terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2015, we had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as troubled debt restructurings. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. As of December 31, 2015, we had one restructured impaired loan that had an outstanding balance greater than $20 million and two restructured impaired loan that had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $7.0 million to $18.4 million for 2015 from $11.4 million for 2014. For 2015, non-interest income was primarily comprised of $13.5 million of fee income, $6.7 million of asset management fees, $2.6 million of unused fees and a one-time gain $2.1 million gain on the sale of an equity interest in a restructured credit, offset by a $5.1 million unrealized loss on a total return swap, and a $2.6 million unrealized loss on loans held for sale.  For 2014, non-interest income was primarily comprised of $6.7 million of gains recognized from the sale of equity interests in certain impaired borrowers, $2.5 million of fee income, $2.1 million of income from other real estate owned properties, $1.8 million of unused fees, $1.1 million of asset management fees, $0.8 million of equity method of accounting losses, $0.6 million of net losses on the value of equity interests in certain impaired borrowers, a $0.9 million unrealized loss on a total return swap, and a $0.8 million loss on the creation of a new credit fund.

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

Operating expenses. Operating expenses increased $6.1 million, to $51.9 million for 2015 from $45.8 million for 2014. Employee compensation and benefits increased $5.5 million primarily due to an increase in the number of employees as a result of the NewStar Capital acquisition. General and administrative expenses increased $0.9 million.

Income taxes. For 2015 and 2014, we provided for income taxes based on an effective tax rate of 41%. The effective tax rates differed from the federal statutory rate of 35% due largely to state tax expense in both years.

As of December 31, 2015 and 2014, we had net deferred tax assets of $33.1 million and $28.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2015. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2015. As of December 31, 2015, our deferred tax asset was primarily comprised of $29.1 million related to our allowance for credit losses and $13.7 million related to equity compensation, which was partially offset by deferred tax liabilities related the Equipment Finance portfolio.

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

Net interest margin. Net interest margin decreased to 3.17% for 2014 from 3.90% for 2013. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, the accelerated amortization of deferred financing fees totaling $1.1 million related to the repayment of Arlington Fund’s credit facility, a decrease in our average yield on interest earning assets due to the recognition of deferred paid-in-kind interest on certain impaired loans during 2013 and the acceleration of amortization of deferred fees from loans that were paid off during 2013. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 2.52% from 3.14%

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

Impaired loans at December 31, 2014 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2014, we had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as troubled debt restructurings. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. As of December 31, 2014, we had one restructured impaired loan that had an outstanding balance greater than $20 million and one restructured impaired loan that had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. In addition, we had $478.8 million in net loans held-for-sale on our balance sheet at December 31, 2015, which we have the ability to sell to generate additional liquidity.  Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the fourth quarter of 2015, the U.S. economy continued to exhibit slow growth and showed more negative than positive signals from leading economic indicators and equity indices.  The fourth quarter saw positive signs in housing and labor and steady signals in consumer confidence, but negative trends were seen in manufacturing, business equipment spending, exports and goods prices. Deterioration in equity markets, commodity prices and China’s economic uncertainty also weighed on the economy. After raising rates for the first time in nine years in December 2015, the Fed has maintained it will act gradually in raising rates further, and recently stated financial conditions were less supportive of growth. We expect stable trends and slow-to-modest growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. The larger, more liquid segments of the securitization markets slowed somewhat in the fourth quarter and experienced moderate spread widening. While the securitization market for loans (the CLO market) faced some volume and pricing pressure due to energy-related loan concerns and lingering regulatory uncertainty, the market remains supportive for experienced issuers such as NewStar. We believe that the CLO market, which the Company partially relies upon for funding, will stabilize in 2016, as investors gain comfort with these issues. In addition, we believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of December 31, 2015 and 2014, we had $35.9 million and $33.0 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future or to equity fund loans.

Restricted Cash

Separately, we had $154.0 million and $95.4 million of restricted cash as of December 31, 2015 and 2014, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loans and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2015, we could use $32.2 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2015.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan placed on non-accrual status is financed in a term debt securitization which has an overcollateralization test and the overcollateralization test is out of compliance, then excess interest spread cash is diverted and used to de-lever the securitization to bring the test back into compliance.  If no overcollateralization test is present in the term debt securitization, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2015 we had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $111.3 million were on non-accrual status. During 2015, $3.4 million of impaired loans were charged-off. Impaired loans of $18.6 million were greater than 60 days past due and classified as delinquent. During 2015, we recorded $9.5 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $2.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of December 31, 2015 and 2014 was $58.3 million and $43.0 million, respectively, or 1.80% and 1.81% of loans and leases, gross, respectively. As of December 31, 2015, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.81%.

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

Activity in the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Balance as of beginning of period	$42,983	$41,403	$49,636
General provision for loan and lease losses	9,135	4,779	(1,544)
Specific provision for loan losses	9,495	22,070	11,159
Net charge offs	(3,354)	(25,269)	(17,848)
Balance as of end of period	58,259	42,983	41,403
Allowance for losses on unfunded loan commitments	467	710	451
Allowance for credit losses	$58,726	$43,693	$41,854

During 2015 we recorded a total provision for credit losses of $18.4 million. The Company decreased its allowance for credit losses three basis points to 1.81% of gross loans at December 31, 2015 from 1.84% at December 31, 2014.

Borrowings and Liquidity

As of December 31, 2015 and 2014, we had outstanding borrowings totaling $3.4 billion and $2.2 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of December 31, 2015, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
Funding Source	($ in thousands)
Credit facilities	$1,140,000	$843,896	$296,104	2015 – 2020
Term debt securitizations(1)	1,854,024	1,838,024	16,000	2022 – 2027
Repurchase agreements	96,789	96,789	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	275,000	25,000	2017
Total	$3,770,813	$3,433,709	$337,104

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2015, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of December 31, 2015 we had five credit facilities through certain of our wholly-owned subsidiaries: (i) a $475 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with syndicated lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with a syndicate of lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

We have a $475.0 million credit facility with Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $354.6 million and unamortized deferred financing fees of $6.6 million as of December 31, 2015. On August 10, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $475.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018 with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $225.5 million and unamortized deferred financing fees of $1.6 million as of December 31, 2015. On August 5, 2015, we entered into an amendment to this facility which increased the commitment amount from $175.0 to $250.0 million. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period that ends on May 5, 2018, with a two-year amortization period.

We have a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $120.8 million and unamortized deferred financing fees of $1.2 million as of December 31, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million, and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. We are permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2018 with no amortization period.

We have a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $135.0 million and unamortized deferred financing fees of $0.8 million as of December 31, 2015. On June 19, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had $8.0 outstanding balance and unamortized deferred financing fees of $1.1 million as of December 31, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

Senior notes

On April 22, 2015, we issued $300 million in aggregate principal amount of  7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amounts of 2020 Notes.  We repaid in full our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from the April notes offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon,  provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of December 31, 2015 unamortized deferred financing fees were $7.1 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions as detailed therein, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto (including pro forma application of the proceeds thereof), our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Consolidated Non-Funding Debt to Equity Ratio is defined, with respect to any person on any determination date, as the ratio of Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to the Consolidated Stockholders Equity (as defined in the indenture) of such person as of such determination date.  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest.  At December 31, 2015 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During the twelve months ended December 31, 2015, we have drawn an additional $75 million of Subordinated Notes.  We are required to borrow the remaining $25 million by February 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $60.0 million as of December 31, 2015 and $43.2 million as of December 31, 2014. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of December 31, 2015, unamortized deferred financing fees were $5.5 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The

Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. We are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2015, the $152.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $206.5 million. At December 31, 2015, deferred financing fees were expensed in full.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$37,428	0.24%	AAA/Aaa/AAA
Class A-2	100,000	11,774	0.26%	AAA/Aaa/AAA
Class B	24,000	24,000	0.55%	AA+/Aa1/AA
Class C	58,500	58,293	1.30%	A-/A2/A
Class D	27,000	21,000	2.30%	BBB-/Baa2/BBB+
Total notes	546,000	152,495
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$206,495

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At December 31, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2015, deferred financing fees were $1.5 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/S&P) (1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90%	Aaa/AAA
Class B	26,000	26,000	3.25%	Aa2/N/A
Class C	35,200	35,200	4.25%	A2/N/A
Class D	11,400	11,400	6.25%	Baa2/N/A
Class E	16,300	16,300	6.75%	Ba1/N/A
Total notes	279,600	279,600
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2015, the $322.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $384.0 million. At December 31, 2015, deferred financing fees were $3.6 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (S&P/Moody’s) (2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65%	AAA/Aaa
Class A-R	35,000	19,000	(1)	AAA/Aaa
Class B	38,000	38,000	2.30%	AA/N/A
Class C	36,000	36,000	3.80%	A/N/A
Class D	21,000	21,000	4.55%	BBB/N/A
Class E	6,000	6,000	5.30%	BBB-/N/A
Total notes	338,600	322,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$384,000

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

On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2015, deferred financing fees were $2.5 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s) (2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%	Aaa
Class B-1	20,000	20,000	2.60%	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60%	A2
Class D	23,500	23,500	4.75%	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At December 31, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At December 31, 2015, deferred financing fees were $4.0 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%	Aaa/AAA
Class A-2	35,000	35,000	(1)	Aaa/AAA
Class B	50,000	50,000	2.80%	Aa2/ N/A
Class C	38,500	38,500	3.85%	A2/N/A
Class D	33,250	33,250	5.50%	Baa3/N/A
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

On September 1, 2015, NewStar Equipment Finance I, LLC, our subsidiary, completed a static asset-backed securitization transaction through a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. We remain the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. We retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At December 31, 2015, the $55.8 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $96.4 million. At December 31, 2015, deferred financing fees were $1.3 million.

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

The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (DBRS) (1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	$55,829	3.27%	AA
Total notes	70,046	55,829
Class B (retained)	12,809	12,809	5.43%	A/(low)
Subordinated notes	27,755	27,755	N/A	N/A
Total for 2015-1 ABS	$110,610	$96,393

(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At December 31, 2015, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At December 31, 2015, deferred financing fees were $3.6 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%	Aaa/AAA
Class A-2	23,000	23,000	(1)	Aaa/AAA
Class B	40,000	40,000	2.90%	Aa2/ N/A
Class C	26,250	26,250	3.95%	A2/N/A
Class D	28,500	28,500	5.25%	Baa3/N/A
Class E	5,000	5,000	7.50%	Ba3/N/A
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%	Ba3/N/A
Subordinated notes	46,806	46,806	N/A	N/A
Total for 2015-2 CLO	$397,806	$397,806

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

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

Repurchase Agreement

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.33% as of December 31, 2015. As of December 31, 2015, unamortized deferred financing fees were $0.5 million and the outstanding balance was $42.2 million. During the twelve months ended December 31, 2015, we made principal payments totaling $14.9 million.

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was zero. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was $15.0 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining.   A portion of the proceeds from our senior notes offering in November 2015 were used to pay down this facility. As of December 31, 2015, the outstanding balance was $37.9 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Natixis Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was $1.7 million.  We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  As of December 31, 2015, we had repurchased 7,167 shares of our common stock under this program at a weighted average price per share of $8.84.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.

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

On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors.  We completed this repurchase program during August 2015. As of December 31, 2015, we had repurchased 892,911 shares of our common stock under this program at a weighted average price per share of $11.20.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	$—	$255,796	$588,100	$—	$843,896
Term debt (1)	—	—	55,829	1,782,195	1,838,024
Senior Notes	—	—	380,000	—	380,000
Subordinated notes	—	—	—	275,000	275,000
Repurchase agreement	96,789	—	—	—	96,789
Non-cancelable operating leases	—	—	—	—	—
Total	$96,789	$255,796	$1,023,929	$2,057,195	$3,433,709

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

Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain or (loss) on derivatives in our consolidated statements of operations

OFF BALANCE SHEET ARRANGEMENTS

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At December 31, 2015, we had $601.8 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2015 we had $8.7 million of standby letters of credit.

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enables us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans are not be directly owned by us, in return for an interest payment to Citibank. The underlying loan portfolio of the TRS are typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position. The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million. Interest accrues at one-month LIBOR+1.60% per annum. We are required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements.

As of December 31, 2015 we had approximately $161.4 million in loans, based on book value, held off balance sheet in this TRS, which was equivalent to approximately 3.94% of our assets. These off-balance sheet loans are valued on a mark-to-market basis, using the midpoint of the bid-ask spread derived from Markit Loan Pricing Service.   At December 31, 2015, the fair value of the underlying loan portfolio was $155.6 million, resulting in the swap being in an unrealized loss position of $5.8 million compared to an unrealized loss position of $0.9 million at December 31, 2014.  The value of this portfolio is based on mark-to-market valuations of the underlying loans and is subject to period over period fluctuations; as such we may be subject to material fluctuations in our consolidated results of operations due to unrealized gains or losses. In addition, unrealized losses in the TRS or other of our off-balance sheet obligations may be realized if we are in a loss position at the time of sale or other disposition.

As of December 31, 2015, we had cash collateral on deposit for the TRS with Citibank of $56.5 million. Our obligations under the TRS are non-recourse to us, and our exposure is limited to the value of the cash collateral, which from time to time will fluctuate based upon the market value of the underlying loans. Citibank may terminate the TRS on or after March 4, 2016, and we can terminate the TRS at any time upon providing 10 days notice, subject to a termination fee if terminated prior to March 4, 2016.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. In the fourth quarter of 2015, the Company enhanced its approach for determining the expected exposure at default to more precisely reflect loan and lease exposures at December 31, 2015. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of seven risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. In the fourth quarter of 2015, the scoring system of the environmental reserve risk factors was recalibrated to align with the enhancement made to the approach for determining the exposure at default. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

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

 Impaired loans at December 31, 2015 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finace loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2015.

ASC 740, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 provides that a company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense.

The Company files U.S. federal and state income tax returns. As of December 31, 2015, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2011. A few states remain subject to examination for the year ended December 31, 2010.

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

Goodwill and Identified Intangible Assets

We record the excess of the cost of an acquisition over the fair value of the net assets acquired.  Our goodwill impairment assessment is performed annually, or more frequently, should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an impairment is recognized to reduce the carrying value to its fair value.

Identified intangible assets are comprised of customer contracts and related customer relationships and are amortized over their estimated useful lives. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. We are currently amortizing our identified intangible assets over an average useful life of approximately one year.

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

Total Return Swap

We are party to a total return swap (“TRS”).  A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to our portfolio by providing investment exposure to underlying loans without owning or taking physical custody, in return for an interest-type payment to Citi.  The TRS is recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract.

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

As of December 31, 2015 and 2014, investments in debt securities available-for-sale totaled $94.2 million and $46.9 million, respectively. At December 31, 2015 and 2014, we had a net unrealized loss of $10.1 million and a net unrealized gain of $0.1 million, respectively on those debt securities.  Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of December 31, 2015, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 94% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.  Our senior and subordinated notes are fixed rate.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2015. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$23,073
Increase of	100	(2,698)
Increase of	200	9,224
Increase of	300	21,250

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $3.5 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NewStar Financial, Inc.:

We have audited NewStar Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

NewStar Financial, Inc. acquired Feingold O’Keefe Capital, LLC (FOC Partners) during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, FOC Partner’s internal control over financial reporting associated with total assets of $22.5 million and total revenues of $0.1 million included in the consolidated financial statements of NewStar Financial, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FOC Partners.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NewStar Financial, Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 4, 2016

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$35,933	$33,033
Restricted cash	153,992	95,411
Cash collateral on deposit with custodian	61,081	38,975
Investments in debt securities, available-for-sale	94,177	46,881
Loans held-for-sale, net	478,785	200,569
Loans and leases, net	3,134,072	2,305,896
Deferred financing costs, net	40,733	26,514
Interest receivable	13,932	7,477
Property and equipment, net	638	660
Deferred income taxes, net	33,133	28,078
Income tax receivable	5,342	3,388
Goodwill	17,884	—
Identified intangible asset, net	910	—
Other assets	21,504	24,127
Total assets	$4,092,116	$2,811,009
Liabilities:
Credit facilities	$843,896	$487,768
Term debt securitizations, net	1,837,889	1,193,187
Senior notes, net	379,232	—
Corporate debt	—	238,500
Subordinated notes, net	215,018	156,831
Repurchase agreements	96,789	57,227
Accrued interest payable	18,073	6,576
Other liabilities	41,741	29,923
Total liabilities	3,432,638	2,170,012
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2015 and 2014;
Shares outstanding 46,527,288 in 2015 and 46,620,474 in 2014	465	466
Additional paid-in capital	742,970	718,825
Retained earnings	31,353	14,463
Common stock held in treasury, at cost $0.01 par value; 9,154,548 in 2015 and 7,581,646 in 2014	(109,245)	(92,724)
Accumulated other comprehensive loss, net	(6,065)	(33)
Total stockholders’ equity	659,478	640,997
Total liabilities and stockholders’ equity	$4,092,116	$2,811,009

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$201,785	$136,171	$127,684
Interest expense	120,986	57,775	42,971
Net interest income	80,799	78,396	84,713
Provision for credit losses	18,387	27,108	9,738
Net interest income after provision for credit losses	62,412	51,288	74,975
Non-interest income:
Fee income	13,508	2,467	3,670
Asset management income	6,661	1,054	2,482
Loss on derivatives, net	(29)	(39)	(143)
Gain (loss) on sale of loans, net	467	(230)	72
Other (loss) income	(2,250)	7,964	7,431
Total non-interest income	18,357	11,216	13,512
Operating expenses:
Compensation and benefits	35,909	30,383	32,672
General and administrative expenses	16,019	15,133	16,726
Total operating expenses	51,928	45,516	49,398
Operating income before income taxes	28,841	16,988	39,089
Results of Consolidated Variable Interest Entity:
Interest income	—	5,268	5,321
Interest expense— credit facilities	—	2,865	1,879
Interest expense—Fund membership interest	—	1,292	1,353
Other income	—	229	51
Operating expenses	—	249	78
Net results from Consolidated Variable Interest Entity	—	1,091	2,062
Income before income taxes	28,841	18,079	41,151
Income tax expense	11,951	7,485	16,556
Net income	$16,890	$10,594	$24,595
Basic Earnings per share	$0.37	$0.22	$0.51
Diluted Earnings per share	0.35	0.21	0.46

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	($ in thousands, except per share amounts)
Net income	$16,890	$10,594	$24,595
Other comprehensive income (loss), net of tax:
Net unrealized securities (losses) gains, net of tax (benefit) expense of $(4,112), $(401) and $345, respectively	$(5,985)	(583)	499
Net unrealized derivative (losses) gains, net of tax (benefit) expense of $(33), $(10) and $53, respectively	$(47)	(19)	76
Other comprehensive (loss) income	$(6,032)	(602)	575
Comprehensive income	$10,858	$9,992	$25,170

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE	Common Stockholders' Equity
	($ in thousands)
Balance at December 31, 2012	$—	$493	$646,299	$(20,726)	$(31,243)	$(6)	$—	$594,817
Net income	—	—	—	23,350	—	—	1,245	24,595
Other comprehensive income	—	—	—	—	—	575	—	575
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(8)	8	—	(11,812)	—	—	(11,812)
Tax benefit from vesting of restricted common stock awards	—	—	4,227	—	—	—	—	4,227
Repurchase of common stock	—	—	—	—	(216)	—	—	(216)
Exercise of common stock options	—	1	361	—	—	—	—	362
VIE dividend							(587)	(587)
Amortization of restricted common stock awards	—	—	4,150	—	—	—	—	4,150
Amortization of stock option awards	—	—	99	—	—	—	—	99
Balance December 31, 2013	—	487	655,143	2,624	(43,271)	569	658	616,210
Net income	—	—	—	9,952	—	—	642	10,594
Other comprehensive loss	—	—	—	—	—	(602)	—	(602)
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	—	(533)	—	—	(533)
Tax benefit from vesting of restricted common stock awards	—	—	1,819	—	—	—	—	1,819
Repurchase of common stock	—	(29)	29	—	(34,672)	—	—	(34,672)
Issuance of warrants	—	—	41,785	—	—	—	—	41,785
Exercise of warrants	—	3	15,244	—	(14,248)	—	—	999
Exercise of common stock options	—	4	300	—	—	—	—	304
Tax benefit form exercise of common stock awards	—	—	1,920	—	—	—	—	1,920
Reclassification of VIE dividend	—	—	—	—	—	—	587	587
Deconsolidation of VIE	—	—	—	1,887	—	—	(1,887)	—
Amortization of restricted common stock awards	—	—	2,532	—	—	—	—	2,532
Amortization of stock option awards	—	—	54	—	—	—	—	54
Balance December 31, 2014	—	466	718,825	14,463	(92,724)	(33)	—	640,997
Net income	—	—	—	16,890	—	—	—	16,890
Other comprehensive loss	—	—	—	—	—	(6,032)	—	(6,032)
Issuance of restricted stock	—	4	(4)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(1)	1	—	(603)	—	—	(603)
Tax benefit from vesting of restricted common stock awards	—	—	(164)	—	—	—	—	(164)
Repurchase of common stock	—	(15)	15	—	(15,918)	—	—	(15,918)
Issuance of warrants	—	—	21,766	—	—	—	—	21,766
Exercise of warrants	—	—	—	—	—	—	—	—
Exercise of common stock options	—	11	(2,843)	—	—	—	—	(2,832)
Tax benefit from exercise of common stock awards	—	—	2,101	—	—	—	—	2,101
Amortization of restricted common stock awards	—	—	3,273	—	—	—	—	3,273
Balance December 31, 2015	$—	$465	$742,970	$31,353	$(109,245)	$(6,065)	$—	$659,478

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net income	$16,890	$10,594	$24,595
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	18,387	27,108	9,738
Depreciation and amortization and accretion, net	(9,431)	(9,381)	(13,156)
Amortization of debt issuance costs	19,330	6,938	6,314
Equity compensation expense	3,273	2,586	4,249
(Gain) loss on sale of loans, net	(467)	230	(72)
Gain on repurchase of debt	—	—	(442)
Losses (gains) on other real estate owned	82	(15)	—
Gains on lease equipment	(601)	—	—
Gains from equity method investments, net	—	(1,625)	(1,037)
Unrealized loss from total return swap	4,953	863	—
Net change in deferred income taxes	(905)	2,573	11,829
Loans held-for-sale originated	(677,445)	(328,157)	(41,856)
Proceeds from sale and repayment of loans held-for-sale	396,661	174,985	78,627
Unrealized loss on loans held-for-sale	2,568	—	—
Net change in interest receivable	(6,455)	(62)	1,588
Net change in other assets	(6,970)	(10,462)	31,283
Net change in accrued interest payable	11,497	243	3,003
Net change in accounts payable and other liabilities	11,258	9,867	(56,947)
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	—	1,247	156
Depreciation and amortization and accretion	—	(315)	(281)
Net change in interest receivable	—	1,079	(1,079)
Net change in other assets	—	946	(946)
Net change in accrued interest payable	—	(606)	1,277
Net change in accounts payable	—	587	—
Net cash (used in) provided by operating activities	(217,375)	(110,777)	56,843
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(19,183)	—	—
Net change in restricted cash	(58,581)	72,509	40,747
Net change in loans	(836,347)	(261,756)	(369,203)
Proceeds from sale of other real estate owned	3,211	10,276	—
Purchase of debt securities available-for-sale	(89,602)	(38,255)	—
Proceeds from repayments of debt securities available-for-sale	33,000	14,000	—
Acquisition of property and equipment	(218)	(80)	(771)
Consolidated Variable Interest Entity:
Net change in loans	—	171,427	(172,645)
Net change in restricted cash	—	1,950	(1,950)
VIE cash dividends	—	(671)	(587)
Net cash used in investing activities	(967,720)	(30,600)	(504,409)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	(2,843)	300	361
Proceeds from exercise of warrants	—	999	—
Tax benefit from exercise of stock options	2,101	1,920	—
Tax (expense) benefit from vesting of restricted stock	(164)	1,819	4,227
Advances on credit facilities	2,701,016	1,557,162	1,184,356
Repayment of borrowings on credit facilities	(2,344,888)	(1,401,552)	(1,082,139)
Issuance of term debt	824,163	289,500	319,600
Borrowings on term debt	61,500	77,900	72,572
Repayment of borrowings on term debt	(241,010)	(386,587)	(301,120)
Borrowings on corporate debt	—	38,500	100,000
Repayment of corporate debt	(238,500)	—	—
Issuance of senior notes	379,208	—	—
Issuance of subordinated notes	73,500	200,000	—
Borrowings on repurchase agreements	139,744	—	40,524
Repayment of borrowings on repurchase agreements	(100,182)	(10,727)	(3,153)
Posting of cash collateral	(22,106)	(38,975)	—
Payment of deferred financing costs	(27,023)	(13,451)	(8,636)
Purchase of treasury stock	(16,521)	(35,205)	(12,028)
Consolidated Variable Interest Entity:
Borrowings on credit facilities	—	17,156	135,094
Repayment of borrowings on credit facilities	—	(137,500)	(14,750)
Borrowings on subordinated debt	—	—	30,000
Repayment of borrowings on subordinated debt	—	(30,000)	—
Payment of deferred financing costs	—	(250)	(1,153)
Net cash provided by financing activities	1,187,995	131,009	463,755
Net increase (decrease) in cash during the period	$2,900	$(10,368)	$16,189
Cash and cash equivalents at beginning of period	33,033	43,401	27,212
Cash and cash equivalents at end of period	$35,933	$33,033	$43,401

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Supplemental cash flows information:
Interest paid	$109,489	$57,532	$42,767
Interest paid by VIE	—	4,763	—
Taxes paid, net of refund	12,631	2,554	(1,848)
Transfers of loans held-for-sale to loans, net	7,740	—	5,158
Transfers of loans, net to loans held-for-sale, at fair value	34,387	32,567	—
Transfers of loans to other real estate owned, at fair value	250	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its investment management subsidiary, NewStar Capital, are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest in loan origination through its leveraged finance lending platform.  Through its wholly owned subsidiary, NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans, high yield bonds and distressed credits. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.

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

The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company also selectively arranges larger transactions that it may retain on its balance sheet or syndicate to other lenders, which may include funds that it manages for third party institutional investors. By syndicating loans to other lenders and the Company's managed funds, it is able to provide larger financing commitments to its customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, the Company's balance sheet exposure to a single borrower exceeds $35 million.

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
•

Asset Management, provides opportunities for qualified institutions to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates most susceptible to change in the near-term are the Company’s estimates of their allowance for credit losses, impairment of loans, recorded amounts of deferred income taxes, and impairment of goodwill and identifiable intangible assets.

Prior Period Reclassifications

Certain prior period disclosure amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks and certain highly liquid instruments with original maturities of 90 days or less.

Investments in Debt Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported in other comprehensive income, net of applicable income taxes. The fair value of debt securities are based on quoted market prices, when available, at the reporting date for those or similar investments. When no market is available, the Company estimates fair value using various valuation tools, including cash flow analyses that utilize financial statements, business plans, as well as qualitative factors. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Management evaluates securities for other-than-temporary impairment (“OTTI") on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized costs or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non-credit portion of the loss recognized in other comprehensive income.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. In 2015, the Company enhanced its approach for determining the expected exposure at default to more precisely reflect loan and lease exposures at December 31, 2015. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of seven risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. In 2015, the scoring system of the environmental reserve risk factors was recalibrated to align with the enhancement made to the approach for determining the exposure at default. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, it does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based upon (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent, depending on the circumstances and our collection strategy. Impaired loans are identified based on the loan-by-loan risk rating process described above. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are Troubled Debt Restructurings (see Note 4). It is the Company’s policy during the reporting period to record a specific provision for credit losses to cover the identified impairment on a loan.

Impaired loans at December 31, 2015 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of collateral market value.

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

Property and Equipment

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over the following useful lives:

Leasehold improvements	Shorter of estimated life or remaining lease term
Furniture, fixtures and equipment	3-5 years

Goodwill and Identified Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not subject to amortization but tested for impairment at least annually utilizing a qualitative or quantitative approach or more frequently if events or circumstances occur that indicate that impairment may have occurred. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value.

Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, then an impairment loss would be recognized for the amount by which the carrying amount exceeds fair value.

Earnings Per Share (“EPS”)

The Company utilizes the two-class method to calculate earnings per share, which requires that unvested share-based awards be treated as participating securities in the computation of EPS.  Under the two-class method, earnings are allocated to common shareholders and participating securities based upon the proportion of each to the total weighted average shares available.  Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and provides disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 18.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense. As of December 31, 2015 and 2014, the Company did not have any significant accrued interest, penalties or uncertain tax positions.

Fee Income Recognition

Origination fees and costs are deferred and amortized as yield adjustments over the contractual life of the loans and investments. In connection with the prepayment of a loan or other debt product, any remaining unamortized net deferred fees for that loan are accelerated and, depending on the terms of the loan, there may be an additional fee charged based upon the prepayment and recognized in the period of the prepayment. Syndication and structuring fees are recognized in the period the service is completed and funds received as fee income.

Asset Management Income

NewStar Financial, Inc. earns asset management income for investment management services performed for managed credit funds related funds. NewStar accrues this income when earned, on a monthly basis, and classifies it as asset management income in the consolidated statements of operations.

Stock Based Compensation

The Company follows ASC 718, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the grant date.

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

Equity and Cost Method Investments

The Company may acquire a portion of the equity in borrowers. In cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes its proportional share of the borrower’s GAAP net income in its results of operations. In cases where the equity of the underlying company has no value, and the borrower incurs losses, the Company will apply its proportional share of the GAAP loss against the principal of the outstanding loan to the borrower. In circumstances where we do not have substantial influence over the company, we account for the equity interest under the cost method of accounting.  The equity interest is recorded on our books at its historical cost.  The Company evaluates its equity and cost method investments for impairment by assessing whether the fair value of the equity interest has declined below its carrying value for a period we consider other-than-temporary. If it determines that a decline in fair value below our carrying value is other-than-temporary, an impairment is recognized to reduce the carrying value of the investment to its fair value.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued or was never applied, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur by the date (or within the time period) originally specified or within an additional two-month period of time thereafter, the Company recognizes immediately in earnings, gains and losses that were accumulated in other comprehensive income. Gains and losses on derivatives not designated as hedges, including any cash payments made or received, are reported as gain (loss) on derivatives in the accompanying consolidated statements of operations.

Total Return Swap

The Company is party to a total return swap (“TRS”).  A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to our portfolio by providing investment exposure to underlying loans without owning or taking physical custody, in return for an interest-type payment to Citi.  The TRS is recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract.

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

Recently Adopted Accounting Standards

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of a reporting entities require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting entity chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analyses must be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2015-02 on October 1, 2015 under the modified retrospective method. The adoption had no impact on our operations or financial position, however the Company no longer considers the Arlington Program an unconsolidated VIE which impacts our footnote disclosure.

Recently Issued Accounting Standards not yet required to be adopted as of December 31, 2015

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in Business Combinations (Topic 805).  ASU 2015-16 eliminated the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  ASU 2015-16 is effective for annual periods and interim periods within that period beginning after December 15, 2015.  Early adoption is permitted if financial statements were not issued.  The Company does not expect that the adoption of ASU 2015-16 will have a material impact on results from operations or financial position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on results from operations or financial position and disclosures.

Note 3.  Acquisitions

On October 7, 2015 (the “Acquisition Date”), the Company acquired 100% of the outstanding limited liability company interests of Boston-based Feingold O’Keeffe Capital, LLC (“FOC Partners”), a boutique credit manager. The Company operates FOC Partners as NewStar Capital, a wholly owned subsidiary of the Company.  The primary reason for the acquisition was to expand the Company’s existing asset management capabilities.

Total consideration paid in the FOC Partners acquisition consisted of $20.8 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the company at their estimated fair values as of the Acquisition Date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements.

The following table presents the goodwill recorded in connection with the acquisition of FOC Partners:

At Acquisition
($ in thousands)
Total cash consideration paid	$20,811
Fair value of identifiable net assets acquired	2,927
Goodwill	$17,884

Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized.  The initial accounting is provisional and may be revised upon completion, however any potential changes are believed to be immaterial. Goodwill related to this acquisition will be deductible for income tax purpose. The acquisition date estimated fair values of the assets acquired and the liabilities assumed are summarized as follows:

Fair Value
($ in thousands)
Assets Acquired
Cash and cash equivalents	$1,628
Identified intangible assets	1,410
Other assets	2,054
Total assets acquired	5,092
Liabilities Assumed:
Other liabilities	2,165
Total liabilities assumed	2,165
Identifiable net assets acquired	$2,927

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

The fair value of cash and cash equivalents was assumed to approximate the carrying value of these accounts.

The fair value of other assets includes accrued management, incentive fees, prepaid expenses, investment in hedge funds which the Company believes approximates carrying value.

The fair value of the customer contracts included in identified intangible assets above, was determined using the excess earnings method under the income approach per ASC 820.  Management projected net cash flows of each investment / collateral management agreement acquired for our best estimate of the useful life of the respective contracts.  These net after-tax cash flows were discounted to present value as of the acquisition date. The customer contracts and related customer relationships was estimated at $1.4 million.  The intangible assets are being amortized over its expected economic useful life which we estimated at acquisition to be no longer than 12 months.

The fair value of the other liabilities include accrued expenses which the Company believes approximates the carrying value of these accounts.

The Company's consolidated results of operations for the year ended December 31, 2015 include the $2.7 million of asset management income and $0.1 million of net income from the results of NewStar Capital from the acquisition date.  Expenses related to the transaction amounted to $0.6 million and are included in general and administrative expenses.

The following table summarized the unaudited pro forma results of operations as if the Company had acquired FOC Partners on January 1, 2014.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	($ in thousands)
Net Interest Income after provision for credit losses	$62,412	$52,399
Non-Interest Income	31,047	25,251
Operating Expenses	62,456	58,329
Net Income	19,052	11,836
Basic Earnings Per Share	0.41	0.25
Diluted Earnings Per Share	0.40	0.23

Amounts in the pro forma table above include acquisition-related expenses of $0.6 million, for the year ended December 31, 2014, additional acquisition-related amortization and depreciation of $1.4 million and additional compensation expense of $3.0 million for the year ended December 31, 2014.  Operating expenses have also been adjusted $1.6 million and $0.9 million for compensation expense, for the years ended December 31, 2015 and 2014, respectively.

The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the period presented, nor is it indicative of future results for any other interim or full-year period.

Note 4. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

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

The Company’s loan portfolio consists primarily of loans to medium-sized, privately-owned companies, most of which do not publicly report their financial condition. Compared to larger, publicly traded firms, loans to these types of companies may carry higher inherent risk. The companies that the Company lends to generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks.

Loans classified as held-for-sale may consist of loans originated by the Company and intended to be sold or syndicated to third parties (including credit funds managed by the Company) or impaired loans for which a sale of the loan is expected as a result of a workout strategy. At December 31, 2015 loans held-for-sale consisted of $485.9 million leveraged finance loans.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or fair value.

As of December 31, 2015 and 2014, loans held-for-sale consisted of the following:

	December 31, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$485,874	$202,369
Gross loans held-for-sale	485,874	202,369
Deferred loan fees, net	(7,089)	(1,800)
Total loans, net	$478,785	$200,569

At December 31, 2015, loans held-for-sale include loans with an aggregate outstanding balance of $485.9 million that were intended to be sold to credit funds managed by the Company. As of February 29, 2016, the Company had sold $37.8 million of the loans intended to be sold to credit funds managed by the Company. The Company sold loans with an outstanding balance totaling $105.3 million for an aggregate gain of $0.5 million to entities other than credit funds during 2015. The Company sold loans with an aggregate outstanding balance of $59.0 million for a gain of $0.2 million to entities other than the credit funds during 2014. The Company sold loans with an aggregate outstanding balance of $32.0 million for a gain of $0.01 million to entities other than the NewStar Credit Opportunities Fund (“NCOF”) during 2013.

As of December 31, 2015 and 2014, loans and leases consisted of the following:

	December 31,
	2015	2014
	($ in thousands)
Leveraged Finance	$2,627,314	$1,881,277
Business Credit	342,281	286,918
Real Estate	100,732	105,394
Equipment Finance	173,253	96,666
Gross loans and leases	3,243,580	2,370,255
Deferred loan fees, net	(51,249)	(21,376)
Allowance for loan and lease losses	(58,259)	(42,983)
Total loans and leases, net	$3,134,072	$2,305,896

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

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of December 31, 2015, $152.1 million of the Company’s loans were classified as “Criticized”, including $143.6 million of the Company’s impaired loans, and $3.1 billion were classified as “Pass”. As of December 31, 2014, $133.2 million of the Company’s loans were classified as “Criticized”, including $121.8 million of the Company’s impaired loans, and $2.2 billion were classified as “Pass”.

When the Company determines a loan is deemed to be impaired, the Company will establish a specific allowance, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

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

As of December 31, 2015, the Company had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million have been restructured and classified as TDR. As of December 31, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with TDRs totaled $11.4 million. Impaired loans with an aggregate outstanding balance of $111.3 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2015, the Company charged off $4.0 million of outstanding non-accrual loans. During 2015, the Company placed loans with an aggregate outstanding balance of $38.2 million on non-accrual status and returned loans with an aggregate outstanding balance of $0.9 million to performing status. During 2015, the Company recorded $9.5 million of net specific provisions for impaired loans. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. At December 31, 2015, additional funding commitments for impaired loans totaled $10.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2015, loans to three borrowers totaling approximately $18.6 million were on non-accrual status and were greater than 60 days past due and classified as delinquent by the Company. Included in the $26.8 million specific allowance for impaired loans was $2.8 million related to delinquent loans.

During 2012, as part of the resolution of two impaired commercial real estate loans, the Company took control of the underlying commercial real estate properties. The Company recorded a partial charge-off of $2.7 million and classified the commercial real estate properties as other real estate owned. During 2014, the Company sold one of the commercial real estate properties for $9.5 million resulting in a gain on sale of $0.01 million. During 2015, the Company sold the remaining commercial real estate property for $3.0 million resulting in a loss on sale of $0.01 million.

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

As of December 31, 2014, the Company had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million have been restructured and classified as TDR. As of December 31, 2014, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with TDRs totaled $16.4 million. Impaired loans with an aggregate outstanding balance of $87.8 million were also on non-accrual status. During 2014, the Company charged off $18.8 million of outstanding non-accrual loans. During 2014, the Company placed loans with an aggregate outstanding balance of $43.5 million on non-accrual status and returned loans with an aggregate outstanding balance of $1.9 million to performing status. During 2014, the Company recorded $22.2 million of net specific provisions for impaired loans. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. At December 31, 2014, additional funding commitments for impaired loans totaled $10.9 million. As of December 31, 2014, $43.6 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $20.7 million specific allowance for impaired loans was $8.7 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
December 31, 2015
Leveraged Finance	$157,446	$150,692	$188,453
Business Credit	—	—	—
Real Estate	34,941	34,915	38,286
Equipment Finance	772	709	772
Total	$193,159	$186,316	$227,511
December 31, 2014
Leveraged Finance	$164,886	$160,223	$186,002
Business Credit	—	—	366
Real Estate	52,309	52,230	55,661
Equipment Finance	—	—	—
Total	$217,195	$212,453	$242,029

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
December 31, 2015
Leveraged Finance	$113,397	$106,762	$44,049	$43,930
Business Credit	—	—	—	—
Real Estate	7,705	7,705	27,236	27,210
Equipment Finance	—	—	772	709
Total	$121,102	$114,467	$72,057	$71,849
December 31, 2014
Leveraged Finance	$103,159	$98,528	$61,727	$61,695
Business Credit	—	—	—	—
Real Estate	—	—	52,309	52,230
Equipment Finance	—	—	—	—
Total	$103,159	$98,528	$114,036	$113,925

During 2015, 2014 and 2013 the Company recorded net charge-offs of $3.4 million, $25.3 million and $17.8 million, respectively. During 2015, 2014 and 2013 the Company recorded recoveries of previously charged-off loans of $0.8 million, $0.1 million and $0.1 million, respectively. The Company’s general policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan.  Any potential charge-off of such loan would typically occur in a subsequent period. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs typically have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,469,868	$27,874	$342,281	$1,991	$65,791	$350	$172,481	$1,291
Individually evaluated (2)	157,446	26,447	—	—	34,941	306	772	—
Total	$2,627,314	$54,321	$342,281	$1,991	$100,732	$656	$173,253	$1,291

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2014	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$1,716,391	$20,045	$286,918	$1,334	$53,085	$257	$96,666	$622
Individually evaluated (2)	164,886	20,725	—	—	52,309	—	—	—
Total	$1,881,277	$40,770	$286,918	$1,334	$105,394	$257	$96,666	$622

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, these loans and leases had a weighted average risk rating of 5.1 at December 31, 2015 and 2014, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at December 31, 2015 and at December 31, 2014 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans and leases.

Below is a summary of the Company’s investment in nonaccrual loans:

Recorded Investment in Nonaccrual Loans	December 31, 2015	December 31, 2014
	($ in thousands)
Leveraged Finance	$103,563	$84,704
Business Credit	—	—
Real Estate	7,705	3,103
Equipment Finance	—	—
Total	$111,268	$87,807

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2015 and 2014 is provided below:

($ in thousands)	Group I	Group II
December 31, 2015	$183,573	$162,986
December 31, 2014	$175,589	$135,748

Note: A loan may be included in both restructuring groups, but not repeatedly within each group.

For 2015 and 2014, the Company had charge-offs totaling $4.0 million and $18.7 million, respectively, related to loans previously classified as a TDR. As of December 31, 2015, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were classified as TDR:

For the Year Ended December 31, 2015	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$29,339
Business Credit	—	—	—
Real Estate	207,704	207,704	—
Equipment Finance	922	922	—
Total	$222,276	$222,276	$29,339

For the Year Ended December 31, 2014	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$25,933
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$25,933

The following sets forth a breakdown of TDRs at December 31, 2015 and 2014:

As of December 31, 2015 ($ in thousands)	Accrual Status		Impaired	Specific	For the year
Loan Type	Accruing	Nonaccrual	Balance	Allowance	Charged-off
Leveraged Finance	$53,883	$93,977	$147,860	$24,958	$4,000
Business Credit	—	—	—	—	—
Real Estate	27,236	7,705	34,941	—	—
Equipment Finance	772	—	772	—	—
Total	$81,891	$101,682	$183,573	$24,958	$4,000

As of December 31, 2014 ($ in thousands)	Accrual Status		Impaired	Specific	For the year
Loan Type	Accruing	Nonaccrual	Balance	Allowance	Charged-off
Leveraged Finance	$80,182	$70,734	$150,916	$19,885	$18,709
Business Credit	—	—	—	—	—
Real Estate	21,570	3,103	24,673	—	—
Equipment Finance	—	—	—	—	—
Total	$101,752	$73,837	$175,589	$19,885	$18,709

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2015	($ in thousands)
Leveraged Finance	$—	$27,165	$27,165	$2,600,149	$2,627,314	$8,530
Business Credit	—	—	$—	342,281	342,281	—
Real Estate	—	—	$—	100,732	100,732	—
Equipment Finance	—	—	$—	173,253	173,253	—
Total	$—	$27,165	$27,165	$3,216,415	$3,243,580	$8,530
December 31, 2014
Leveraged Finance	$25,412	$18,151	$43,563	$1,837,714	$1,881,277	$—
Business Credit	—	—	—	286,918	286,918	—
Real Estate	—	—	—	105,394	105,394	—
Equipment Finance	—	—	—	96,666	96,666	—
Total	$25,412	$18,151	$43,563	$2,326,692	$2,370,255	$—

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

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	7,473	657	93	669	8,892
Provision for credit losses—specific	9,043	—	306	146	9,495
Loans charged off, net of recoveries	(3,208)	—	—	(146)	(3,354)
Balance, end of period	$54,788	$1,991	$656	$1,291	$58,726
Balance, end of period—specific	$26,447	$—	$306	$—	$26,753
Balance, end of period—general	$28,341	$1,991	$350	$1,291	$31,973
Average balance of impaired loans	$172,578	$—	$36,106	$863	$209,547
Interest recognized from impaired loans	$11,370	$—	$1,584	$36	$12,990
Loans and leases
Loans individually evaluated with specific allowance	$113,397	$—	$7,705	$—	$121,102
Loans individually evaluated with no specific allowance	44,049	—	27,236	772	72,057
Loans and leases collectively evaluated without specific allowance	2,469,868	342,281	65,791	172,481	3,050,421
Total loans and leases	$2,627,314	$342,281	$100,732	$173,253	$3,243,580

	Year Ended December 31, 2014
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$36,803	$973	$3,653	$425	$41,854
Provision for credit losses—general	4,400	561	(120)	197	5,038
Provision for credit losses—specific	22,201	(200)	69	—	22,070
Loans charged off, net of recoveries	(21,924)	—	(3,345)	—	(25,269)
Balance, end of period	$41,480	$1,334	$257	$622	$43,693
Balance, end of period—specific	$20,725	$—	$—	$—	$20,725
Balance, end of period—general	$20,755	$1,334	$257	$622	$22,968
Average balance of impaired loans	$172,379	$525	$56,995	$—	$229,899
Interest recognized from impaired loans	$9,888	$—	$2,173	$—	$12,061
Loans and leases
Loans individually evaluated with specific allowance	$103,159	$—	$—	$—	$103,159
Loans individually evaluated with no specific allowance	61,727	—	52,309	—	114,036
Loans and leases collectively evaluated without specific allowance	1,716,391	286,918	53,085	96,666	2,153,060
Total loans and leases	$1,881,277	$286,918	$105,394	$96,666	$2,370,255

Included in the allowance for credit losses at December 31, 2015 and 2014 is an allowance for unfunded commitments of $0.5 million and $0.7 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During 2015, the Company recorded a total provision for credit losses of $18.4 million. The Company increased its allowance for credit losses to $58.7 million as of December 31, 2015 from $43.7 million at December 31, 2014. The Company had $3.4 million of net charge-offs and decreased its general allowance for credit losses by three basis points during 2015, and recorded new specific provisions for credit losses of $9.5 million. The general allowance for credit losses covers probable losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its TDRs, as a percentage of “Loans and leases, net” was 6% as of December 31, 2015 and 9% as of December 31, 2014.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2015 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	($ in thousands)
Collections on loans pledged to credit facilities	$67,892	$34,508
Principal and interest collections on loans held in trust and prefunding amounts	85,823	60,013
Customer escrow accounts	277	890
Total	$153,992	$95,411

As of December 31, 2015, the Company had the ability to use $32.2 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	($ in thousands)
Investments in debt securities—gross	$111,020	$53,098
Unamortized discount	(6,765)	(6,228)
Investments in debt securities—amortized cost	$104,255	$46,870

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2015 and 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2015
Collateralized loan obligations	$104,255	$—	$(10,078)	$94,177
	$104,255	$—	$(10,078)	$94,177

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2014
Collateralized loan obligations	$46,870	$214	$(203)	$46,881
	$46,870	$214	$(203)	$46,881

During 2015, the Company purchased $89.6 million of debt securities and paid off $33.0 million of debt securities at par.

The Company did not sell any debt securities during 2015, 2014 or 2013.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	20	3	23
Fair value	$86,245	$7,932	$94,177
Amortized cost	95,624	8,631	104,255
Unrealized loss	$(9,379)	$(699)	$(10,078)

	December 31, 2014
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	8	—	8
Fair value	$38,740	$—	$38,740
Amortized cost	38,943	—	38,943
Unrealized loss	$(203)	$—	$(203)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2015 and 2014 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2015, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be Other Than Temporary. The Company did not record any net OTTI during 2015, 2014 or 2013.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,017	30,470	46,870	46,881
Due after ten years through fifteen years	70,238	63,707	—	—
Total	$104,255	$94,177	$46,870	$46,881

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Fixed Assets

	December 31,
	2015	2014
	($ in thousands)
Leasehold improvements	$2,271	$2,235
Non-depreciable assets	20	20
Furniture and equipment	941	860
Software	492	390
	3,724	3,505
Less: Accumulated depreciation and amortization	3,086	2,845
	$638	$660

Depreciation expense for 2015, 2014, and 2013 was $0.2 million, $0.3 million and $0.4 million, respectively.

Note 8. Goodwill and Other Intangibles

The following table presents the carrying value of goodwill at the reporting unit level:

	December 31,
	2015	2014
	($ in thousands)
Goodwill	$17,884	$—
Total	$17,884	$—

The balance of goodwill at December 31, 2015 is a result of the October 7, 2015 FOC Partners acquisition.

Intangibles assets consist of customer contracts resulting from the acquisition of FOC Partners.  The gross carrying amount of the intangible assets was $1.4 million. The intangible assets are being amortized over its expected economic useful life which we estimate to be no longer than 12 months.  Amortization expense for the twelve months ended December 31, 2015 amounted to $0.5 million. There was no amortization expense for the same period in 2014.

Note 9. Borrowings

Credit Facilities

As of December 31, 2015 the Company had five credit facilities through certain of its wholly owned subsidiaries: (i) a $475 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, (iii) a $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) to fund asset-based loans, (iv) a $165 million credit facility with a syndicate of lenders agented by Wells Fargo to fund asset-based loans, and (v) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2015, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid.  These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $475.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $354.6 million and unamortized deferred financing fees of $6.6 million as of December 31, 2015. On August 10, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $475.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018 with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $225.5 million and unamortized deferred financing fees of $1.6 million as of December 31, 2015. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period that ends on May 5, 2018, with a two-year amortization period.

The Company has a $175.0 million credit facility with syndicated lenders agented by DZ Bank that had an outstanding balance of $120.8 million and unamortized deferred financing fees of $1.2 million as of December 31, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $175.0 million and extended the maturity date to June 30, 2018. Interest on this facility accrues at a variable rate per annum. As part of the agreement, there is a minimum interest charge of $2.5 million per annum. If the facility is not utilized to cover this minimum requirement, then a make-whole fee is assessed to satisfy the minimum requirement. The Company is permitted to use the proceeds of borrowings under the credit facility to fund advances under asset-based loan commitments. The commitment amount under the credit facility provides for reinvestment until it matures on June 30, 2018 with no amortization period.

The Company has a $165.0 million credit facility with syndicated lenders agented by Wells Fargo to fund asset-based loan origination. The credit facility had an outstanding balance of $135.0 million and unamortized deferred financing fees of $0.8 million as of December 31, 2015. On June 19, 2015, the Company entered into an amendment to this facility which, among other things, increased the commitment amount to $165.0 million. The credit facility may be increased to an amount up to $300.0 million subject to lender approval and other customary conditions. Interest on this facility accrues at a variable rate per annum. The credit facility provides for reinvestment until it matures on December 7, 2017 with no amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $8.0 million and unamortized deferred financing fees of $1.1 million as of December 31, 2015. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

Senior notes

On April 22, 2015, the Company issued  $300.0 million in aggregate principal amount of  7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company repaid in full its corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from the April notes offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.  As of December 31, 2015 unamortized deferred financing fees were $7.1 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During the twelve months ended December 31, 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company is required to borrow the remaining $25 million by February 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $60.0 million as of December 31, 2015 and  $43.2 million as of December 31, 2014. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of December 31, 2015, unamortized deferred financing fees were $5.5 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At December 31, 2015, the $152.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $206.5 million.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$37,428	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	11,774	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$152,495

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At December 31, 2015, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At December 31, 2015, deferred financing fees were $1.5 million. The 2012-2 CLO permits reinvestment of collateral principal repayments for a three-year period ending in January 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
Class E	16,300	16,300	Libor+6.75%	January 20, 2023	Ba1/N/A
	$279,600	$279,600

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2015, the $322.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $384.0 million. At December 31, 2015, deferred financing fees were $3.6 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	19,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$322,600

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

On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2015, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2015, deferred financing fees were $2.5 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At December 31, 2015, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At December 31, 2015, deferred financing fees were $4.0 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027	Aaa/AAA
Class A-2	35,000	35,000	(1)	January 20, 2027	Aaa/AAA
Class B	50,000	50,000	Libor+2.80%	January 20, 2027	Aa2/ N/A
Class C	38,500	38,500	Libor+3.85%	January 20, 2027	A2/N/A
Class D	33,250	33,250	Libor+5.50%	January 20, 2027	Baa3/N/A
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

On September 1, 2015, NewStar Equipment Finance I, LLC, a subsidiary of the Company, completed a static asset-backed securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. The Company remains the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. The Company retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At December 31, 2015, the $55.8 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $96.4 million. At December 31, 2015, deferred financing fees were $1.3 million.

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

The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (DBRS)(1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	$55,829	3.27%	April 15, 2019	AA
	$70,046	$55,829

(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At December 31, 2015, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At December 31, 2015, deferred financing fees were $3.6 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2015	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027	Aaa/AAA
Class A-2	23,000	23,000	(1)	August 25, 2027	Aaa/AAA
Class B	40,000	40,000	Libor+2.90%	August 25, 2027	Aa2/ N/A
Class C	26,250	26,250	Libor+3.95%	August 25, 2027	A2/N/A
Class D	28,500	28,500	Libor+5.25%	August 25, 2027	Baa3/N/A
Class E	5,000	5,000	Libor+7.50%	August 25, 2027	Ba3/N/A
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

Corporate Credit Facility

On January 5, 2010, the Company entered into a note agreement with Fortress Credit Corp., which was subsequently amended on August 31, 2010, January 27, 2012, November 5, 2012, and December 4, 2012. The agreement was amended and restated on May 13, 2013 and further amended on June 3, 2013. The credit facility, as amended, consisted of a $238.5 million term note with Fortress Credit Corp. as agent, which consisted of the existing outstanding balance of $100.0 million (the “Existing Funding”), an initial funding of $98.5 million (the “Initial Funding”), and three subsequent borrowings of $5.0 million (the “Delay Draw Term A”), $25.0 million (the “Delay Draw Term B”) and the $10.0 million Term C Loan. On April 22, 2015, the Company repaid in full the term note with Fortress Credit Corp.

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2015 were as follows:

	Credit facilities	Term debt(1)	Senior notes	Subordinated notes	Total
	($ in thousands)
2016	$—	$—	$—	$—	$—
2017	135,003	—	—	—	135,003
2018	120,793	—	—	—	120,793
2019	8,000	55,829	—	—	63,829
2020	580,100	—	380,000	—	960,100
Thereafter	—	1,782,195	—	275,000	2,057,195
Total	$843,896	$1,838,024	$380,000	$275,000	$3,336,920

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 10. Repurchase Agreement

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	($ in thousands)
Outstanding at end of period	$96,789	$57,227
Maximum outstanding at any month end	138,943	57,891
Average balance for the period	103,701	57,932
Weighted average rate at end of period	3.67%	5.16%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.33% as of December 31, 2015.  As of December 31, 2015, unamortized deferred financing fees were $0.5 million and the outstanding balance was $42.2 million. During 2015, the Company made principal payments totaling $14.9 million.

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was zero. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was $15.0 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. A portion of the proceeds from our senior notes offering in November 2015 were used to pay down this facility.  As of December 31, 2015, the outstanding balance was $37.9 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2015, the outstanding balance was $1.7 million. The

Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 11. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 were as follows:

($ in thousands)
2016	$1,979
2017	1,769
2018	1,674
2019	1,446
2020	578
Thereafter	—

Rent expense was $2.2 million, $2.0 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s office space lease at its corporate headquarters in Boston, MA is scheduled to terminate on February 28, 2020.

Note 12. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2015 and 2014, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2015		December 31, 2014
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	46,527	145,000	46,620

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

On May 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors.  The Company completed the repurchase program during July 2014. Under this stock repurchase program, the Company repurchased 1,519,615 shares of its common stock at a weighted average price per share of $13.13 in the aggregate.

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares purchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The Company completed the repurchase program during July 2015.  Upon completion of the stock repurchase program, the Company had repurchased 892,911 shares of its common stock under this program at a weighted average price per share of $11.20.

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

On October 7, 2015, the Company’s Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock from time to time in open market or in privately negotiated transactions. The timing and amount of any shares purchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program, which will expire on March 31, 2016 unless extended by the Board of Directors, may be suspended or discontinued at any time without notice.  As of December 31, 2015, the Company had repurchased 7,167 shares of its common stock under this program at a weighted average price per share of $8.84.

Warrants

On December 4, 2014, the Company issued warrants to purchase 9.5 million shares of its common stock as part of the strategic relationship with Franklin Square Capital Partners ("Franklin Square"). Each warrant allows the warrant holder to purchase one share of the Company's common stock at a purchase price equal to $12.62 per share. The warrants were deemed to be freestanding and indexed to the Company's common stock. As such they were recorded at relative fair value, with no required subsequent re-measurement. The warrants expire on December 4, 2024. At December 31, 2015, the warrants had a fair value of $63.6 million, net of assumed transaction costs.

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

During 2015, the Company issued 355,876 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 51,352 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for 2015 and 2014 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2013	366,134	$4,341
Granted	135,008	1,915
Vested	(175,484)	(2,025)
Forfeited	(10,320)	(140)
Non-vested as of December 31, 2014	315,338	4,091
Granted	407,228	4,322
Vested	(219,802)	(2,710)
Forfeited	(6,060)	(74)
Non-vested as of December 31, 2015	496,704	5,629

The Company’s compensation expense related to its restricted stock was $3.3 million, $2.5 million and $4.2 million for 2015, 2014 and 2013, respectively. The unrecognized compensation cost of $2.2 million at December 31, 2015 is expected to be recognized over approximately the next three years.

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

Stock option activity for 2015 and 2014 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2013	5,544,385	5.00	2
Granted	—	—	0
Exercised	(910,946)	6.78	1
Forfeited	(5,000)	12.45	2
Outstanding as of December 31, 2014	4,628,439	5.00	2
Granted	—	—	0
Exercised	(2,092,092)	3.22	0
Forfeited	(22,815)	14.02	1
Outstanding as of December 31, 2015	2,513,532	5.75	1
Vested or expected to vest as of December 31, 2015	2,513,532	5.75	1
Exercisable as of December 31, 2015	2,513,552	5.75	1

The Company did not grant any options during 2015 or 2014. As of December 31, 2015 and 2014, the total unrecognized compensation cost related to nonvested options granted was $0. During 2015, 2014, and 2013, the Company recognized compensation expense of $0, $0.1 and $0.1 million, respectively related to its stock options.

Note 13. Earnings Per Share

The Company utilizes the two-class method to calculate earnings per share.  The two-class method allocates net income to each class of common stock and participating security.  Unvested share-based payment awards granted to certain employees and board members entitle holders to the same rights as outstanding and vested common stock.   These securities are considered to be participating securities and are included in the allocation for computing earnings per share under this method. Income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

The computations of basic and diluted earnings per share for the periods ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Numerator:
Net income to common shareholders	$16,890	$10,594	$24,595
Net income allocated to participating securities - basic and diluted	182	72	625
Net income allocated to common shareholders - basic and diluted	$16,708	$10,522	$23,970
Denominator:
Denominator for basic earnings per common share	45,631	48,267	48,157
Denominator for diluted earnings per common share:
Potentially dilutive securities—options	1,904	3,229	3,671
Potentially dilutive securities—restricted stock	—	—	762
Potentially dilutive securities—warrants	—	79	352
Total weighted average diluted shares	47,535	51,575	52,942
Earnings per common share
Basic	$0.37	$0.22	$0.51
Diluted	0.35	0.21	0.46

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the year ended December 31, 2015 due to the fact that the results would be anti-dilutive.

Note 14. Variable Interest Entity

On October 1, 2015, the Company adopted ASU 2015-2, Consolidation – Amendments to the Consolidation Analysis which revised the existing consolidation guidance and required the Company to re-evaluate its consolidation conclusions under the new model.  The new consolidation model revised the conditions required for consolidation, the criteria to be considered a variable interest entity and the determination of the primary beneficiary. The Company’s involvement in VIE’s includes term debt securitizations and sponsored funds.

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that we could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. VIEs that have been consolidated are disclosed in Note 9.

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	($ in thousands)
Unconsolidated VIE assets	$483,581	$400,000
Unconsolidated VIE liabilities	362,383	368,750
Equity interest included on the Consolidated Balance Sheet	23,910	—
Maximum risk of loss (1)	24,327	1,047

(1)

Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

The Company’s involvement with term debt securitizations and sponsored funds that are VIEs and unconsolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE. The Company is not the primary beneficiary of these unconsolidated VIEs. The Company’s investment in any unconsolidated VIE generally represent an insignificant equity interest. The Company’s exposure to the risk in these entities is generally limited to any capital contributions it has made or is required to make and any earned but uncollected management fees.

Unconsolidated VIEs

In January 2015, NewStar closed a new managed credit fund, NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with European Union (“EU”) risk retention rules, the Company holds 5% of each class of notes in the securitization (vertical strip), totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the fund. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position; however, has determined that we have a variable interest in the Clarendon Fund as we hold notes of the securitization.

In October 2015, NewStar acquired FOC Partners.  FOC Partners acts as an investment manager for six collateralized loan obligations and two sponsored funds and provides discretionary services to a series of separately managed accounts.  NewStar has determined that it is not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however has determined that we have a variable interest in the Secured Value sponsored fund as we hold approximately one percent of the interest of the fund.

Former Unconsolidated VIEs

In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged Finance group. As the managing member of the Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For 2014 and 2013, the management fee was $0.5 million for each year.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For 2014 and 2013, interest expense on the Class B Notes totaled $0.7 million for each year. For 2014 and 2013, the Fund distributed excess cash to its institutional investor totaling $0.7 million and $0.6 million, respectively.

From inception, the Company was deemed to be the primary beneficiary of Arlington Fund and, therefore, consolidated the financial results of Arlington Fund with the Company’s results of operations and statements of financial position since April 2013.

On June 26, 2014, the NewStar Arlington Senior Loan Program LLC (the “Arlington Program”) completed a $409.4 million term debt securitization comprised of all of the Arlington Fund’s loans as well as a portion of the Company’s loans classified as held-for-sale. A portion of the proceeds from this term debt securitization were used to repay all advances under the Class A Notes and the Class B Notes. Following repayment, the Class A Notes and the Class B Notes were redeemed. As a result, the amortization of $1.1 million of deferred financing fees was accelerated and recognized during the three months ended June 30, 2014. The Company’s membership interests in Arlington Fund were also redeemed and new membership interests in the Arlington Program were issued to its equity investors. The Company did not recognize a gain or a loss on the redemption of its membership interests in the Arlington Fund. The Company acts as collateral manager for the Arlington Program. As a result of the repayment of the Company’s advances as the Class B lender under the warehouse facility and the redemption of its membership interests in the Arlington Fund, the Company has no ownership or financial interests in the Arlington Fund or its successors except to the extent that it receives management fees as collateral manager of the Arlington Program. Additionally, the Arlington Program employs an independent investment professional who is responsible for investment decision making on behalf of the program. As a result, the Company deconsolidated the Arlington Fund from its statements of financial position beginning on June 26, 2014. The Company determined that it is not the primary beneficiary of the Arlington Program and will not consolidate the Arlington Program’s operating results or statements of financial position as of that date.

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

During the period from April 4, 2013 through June 26, 2014 when the Company consolidated the Arlington Fund as a VIE, the membership interests representing equity ownership of Arlington Fund were characterized as debt in the Company’s consolidated statement of financial position. The Company applied an imputed interest rate to that debt and recorded the resulting interest expense in its consolidated statement of operations. In the consolidation, the Company eliminated the economic results of its related portion of the membership interests and the applied interest expense from its results of operations and statements of financial position. As a result of the re-evaluation of the Company’s VIEs, the Arlington Program is no longer considered a VIE.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2015	2014
	($ in thousands)
Unused lines of credit	$601,805	$317,583
Standby letters of credit	8,696	7,911

Note 16. Total Return Swap

On December 4, 2014, NewStar TRS I LLC, a newly-formed subsidiary of the Company, entered into a total return swap of senior secured floating rate loans with Citibank, N.A.  The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million.  The underlying loan portfolio of the TRS is typically large, liquid broadly syndicated loans. We act as the manager of the TRS and select the specific loans to be subject to the TRS. The TRS does not qualify for hedge accounting treatment as it does not offset the risks of another investment position.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to the Company's portfolio by providing economic benefits of the loans subject to the TRS, despite the fact that such loans will not be directly owned the Company, in return for an interest-type payment to Citibank.

The Company's obligations under the TRS are non-recourse to it, and its exposure is limited to the value of the cash collateral which may fluctuate from time to time depending on the market value of the underlying loans. The Company is required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of December 31, 2015 and December 31, 2014, the Company had cash collateral on deposit with Citibank of $56.5 million and $39.0 million, respectively.

The Company pays interest to Citibank for each loan at a rate equal to one-month LIBOR plus 1.60% per annum. Upon the termination or repayment of any loan under the TRS Agreement, the Company would deduct the appreciation of such loan's value from any interest owed to Citibank or pay the depreciation amount to Citibank in addition to remaining interest payments.

Citibank may terminate the TRS on or after March 4, 2016, and we can terminate the TRS at any time upon providing 10 days notice subject to a termination fee if terminated prior to March 4, 2016.

At December 31, 2015, the receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$8,667
TRS interest expense	—	2,652
Realized loss on TRS	(5,816)	(4,822)
TRS receivable	1,377	—

At December 31, 2014, the receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$209
TRS interest expense	—	86
Realized loss on TRS	(863)	(863)
TRS receivable	123	—

The loans underlying the TRS are valued, primarily on the indicative bid prices provided by an independent third-party pricing service.

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated balance sheet, within other assets or liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap within other (loss) income.

As of December 31, 2015 and 2014, the fair value of the TRS was $155.6 million and $109.2 million, respectively.

Note 17. Income Taxes

The components of income tax expense are as follows:

	December 31,
	2015	2014	2013
	($ in thousands)
Current tax expense:
Federal	$8,613	$3,245	$3,212
State	4,006	1,667	1,516
Total current	12,619	4,912	4,728
Deferred tax expense (benefit):
Federal	426	2,440	9,910
State	(1,094)	133	1,918
Total deferred	(668)	2,573	11,828
Income tax expense	$11,951	$7,485	$16,556

The Company’s effective tax rate for 2015 and 2014 reflects the impact of tax filing in additional states and changes in the tax rate on cumulative temporary differences.

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2015	2014	2013
	($ in thousands)
Federal statutory rate	$10,094	$6,328	$14,403
State income taxes, net of federal tax benefit	1,893	1,170	2,232
Other	(36)	(13)	(79)
	$11,951	$7,485	$16,556

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2015 and 2014, components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$29,105	$23,905
Capitalized startup costs	103	112
Other	1,483	420
Capital loss carryforward	—	250
Securities fair value adjustments	4,166	21
Equity compensation	6,950	10,012
Accrued bonus	6,728	5,019
Income from non-performing assets	4,325	3,280
Other real estate owned	—	282
Intangible Assets	196	—
Gross deferred tax asset	53,056	43,301
Deferred tax liability:
Prepaid expenses	1,226	989
Mark-to-market loans	420	370
Deferred loan costs	1,971	1,873
Cancellation of term debt income	1,778	2,371
Equity positions	2,498	2,405
Equipment leasing	11,113	7,215
Goodwill	917	—
Gross deferred tax liability	19,923	15,223
Net deferred tax asset	$33,133	$28,078

As of December 31, 2015 and 2014, we had net deferred tax assets of $33.1 million and $28.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2015. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses) on the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of December 31, 2015.

The Company files U.S. federal and various state income tax returns. As of December 31, 2015, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2011. A few states remain subject to examination for the year ended December 31, 2010.

Note 18. Fair Value

ASC 820, Fair Value Measurements and disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Items Recorded at Fair Value on a Recurring Basis

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

Total return swap

The fair value of the total return swap is based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts.  The Company records the total return swap as Level 2.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.

Loans held-for-sale

Loans held-for-sale are not recorded at fair value on a recurring basis, they are carried at either the lower of cost or fair value.  When fair value is determined to be the carrying value, the values are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.

Other real estate owned or repossessed assets

The Company does not record other real estate owned or repossessed assets at fair value on a recurring basis. The fair value is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. Management may adjust the fair value for estimated costs to sell or adjust values to reflect estimated market value declines or apply other discounts to values. The Company records the other real estate owned and repossessed assets as Level 3.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2015 and placement in the fair value hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$94,177	$94,177
Total assets recorded at fair value on a recurring basis	$—	$—	$94,177	$94,177
Liabilities:
TRS	$—	$4,439	$—	$4,439
Total liabilities recorded at fair value on a recurring basis	$—	$4,439	$—	$4,439
Nonrecurring Basis:
Collateral dependent impaired loans	$—	$—	$27,473	$27,473
Loans, held-for-sale	—	140,151	—	140,151
Other real estate owned/repossessed assets	—	—	250	250
Total assets recorded at fair value on a nonrecurring basis	$—	$140,151	$27,723	$167,874

At December 31, 2015, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At December 31, 2015, “Other liabilities” included TRS with Citibank. The TRS has a maximum notional amount of $175.0 million and is carried at an estimated fair value of $(4.4) million, comprised of $1.4 million of interest receivable and an unrealized loss of $5.8 million on the underlying loan portfolio.

At December 31, 2015, “Collateral dependent impaired loans” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2015, the Company recorded $0.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at December 31, 2015.

At December 31, 2015, “Loans, held-for-sale” measured at fair value on a nonrecurring basis consist of loans that have had credit downgrades and or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  During 2015, the Company recorded a $2.6 million loss to related to “Loans, held-for-sale” measured at fair value at December 31, 2015.

At December 31, 2015, “Other real estate owned/repossessed assets” measured at fair value on a nonrecurring basis consist of repossessed assets.  The fair value is based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2015.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$94,177	Broker quotes	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,473	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Other real estate owned/repossessed assets	250	Appraisal	Cost to sell	3% - 7%
Total:	$121,900

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014, and placement in the fair value hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Investments in debt securities, available-for-sale	$—	$—	$46,881	$46,881
TRS	—	(740)	—	(740)
Total assets recorded at fair value on a recurring basis	$—	$(740)	$46,881	$46,141
Nonrecurring Basis:
Collateral dependent impaired loans	$—	$—	$27,719	$27,719
Loans, held-for-sale	—	3,973	—	3,973
Total assets recorded at fair value on a nonrecurring basis	$—	$3,973	$27,719	$31,692

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

At December 31, 2014, “Collateral dependent impaired loans” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During 2014, the Company recorded $0.07 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at December 31, 2014.

At December 31, 2014, “Loans, held-for-sale” measured at fair value on a nonrecurring basis consisted of loans that have had credit downgrades since classified as loans, held-for-sale.  The fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2014.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$46,881	Broker quotes	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,719	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Total:	$74,600

Changes in Level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during 2015 and 2014 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as Level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of Level 1, 2, or 3 during 2015 and 2014.

For the year ended December 31, 2015:

Investments in Debt Securities, Available- for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	791
Included in other comprehensive income	(10,097)
Purchases	89,602
Issuances	—
Settlements	(33,000)
Balance as of December 31, 2015	$94,177

For the year ended December 31, 2014:

Investments in Debt Securities, Available- for-sale
($ in thousands)
Balance as of December 31, 2013	$22,198
Total gains or losses (realized/unrealized)
Included in earnings	1,412
Included in other comprehensive income	(984)
Purchases	38,255
Issuances	—
Settlements	(14,000)
Balance as of December 31, 2014	$46,881

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$35,933	$35,933	$33,033	$33,033
Restricted cash	153,992	153,992	95,411	95,411
Cash collateral on deposit with custodian	61,081	61,081	38,975	38,975
Loans held-for-sale	478,785	483,781	200,569	200,569
Loans and leases, net	3,134,072	3,147,117	2,305,896	2,314,271
Investments in debt securities available-for-sale	94,177	94,177	46,881	46,881
Other assets	14,255	14,255	15,613	15,613
Financial liabilities:
Credit facilities	$843,896	$843,896	$487,768	$487,768
Term debt	1,837,889	1,819,344	1,193,187	1,163,803
Repurchase agreements	96,789	101,433	57,227	63,507
Senior notes	379,232	368,600	—	—
Corporate debt	—	—	238,500	238,500
Subordinated notes	215,018	266,857	156,831	184,087
Other liabilities	4,439	4,439	—	—

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2015 and 2014. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, investments in debt securities, available-for-sale, and financial information disclosed above.

			Fair Value Measurements
December 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,134,072	$3,147,117	$—	$—	$3,147,117
Loans held-for-sale	478,785	483,781	—	483,781	—
Other assets	14,255	14,255	—	—	14,255
Financial liabilities:
Credit facilities	843,896	843,896	—	843,896	—
Term debt securitizations	1,837,889	1,819,344	—	1,819,344	—
Repurchase agreements	96,789	101,433	—	101,433	—
Senior notes	379,232	368,600	—	368,600	—
Subordinated notes	215,018	266,857	—	—	266,857
Other liabilities	4,439	4,439	—	4,439	—

December 31, 2014	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$2,305,896	$2,314,271	$—	$—	$2,314,271
Loans held-for-sale	200,569	200,569	—	200,569	—
Other assets	15,613	15,613	—	(740)	16,353
Financial liabilities:
Credit facilities	487,768	487,768	—	487,768	—
Term debt securitizations	1,193,187	1,163,803	—	1,163,803	—
Repurchase agreements	57,227	63,507	—	63,507	—
Subordinated notes	156,831	184,087	—	—	184,087

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

Loans and leases, net: The fair value was determined as the present value of expected future cash flows discounted at current market interest rates offered by similar lending institutions for loans with similar terms to companies with comparable credit risk. This method of estimating fair value is based on significant unobservable inputs and should approximate an exit price fair value. The amount included in the above table excludes impaired collateral-dependent commercial real estate loans.

Credit facilities: Due to the adjustable rate nature of the borrowings, the fair values of the credit facilities are estimated to approximate their carrying values. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Term debt securitizations: The fair value was determined by applying prevailing term debt securitization market interest rates to the Company’s current term debt securitization structure.

Repurchase agreements: The fair value was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure.

Senior notes: The fair value was based on available quoted market prices.

Subordinated notes: The fair value was estimated as the present value of expected future cash flows discounted at market interest rates on similar debt instruments, issued by companies with comparable credit ratings.

Corporate debt: The fair value was determined as the present value of future cash flows discounted at market interest rates on similar debt instruments.

Other assets/other liabilities: Comprised of non-public investments and the total return swap.  The non-public investments are carried at $14.3 million and $18.3 million, as of December 31, 2015 and 2014, respectively. These investments are in the form of warrants and are obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as Level 3.  The total return swap is based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company classifies the total return swap as Level 2.

Note 19. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2015, 2014 and 2013 was $0.8 million, $0.7 million and $0.8 million, respectively.

Note 20. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For 2015 and 2014, the Fund paid the Company $0.05 million and $0.06 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For 2015 and 2014, the Arlington Program’s collateral management fee was $2.0 million and $1.0 million, respectively.

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For 2015, the Clarendon Fund’s collateral management fee was $2.0 million.

Note 21. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2015 and 2014 is shown in the following table.

	For the three months ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands)
Summary Results of Operations Data:
Interest income	$60,591	$54,574	$46,871	$39,749	$35,601	$33,907	$33,536	$33,127
Interest expense	36,222	31,345	31,085	22,334	17,102	14,304	13,868	12,501
Net interest income	24,369	23,229	15,786	17,415	18,499	19,603	19,668	20,626
Provision for credit losses	3,667	4,534	3,208	6,978	5,280	3,369	12,652	5,807
Net interest income after provision for credit losses	20,702	18,695	12,578	10,437	13,219	16,234	7,016	14,819
Total non-interest income (loss)	3,310	3,492	7,429	4,126	(259)	3,261	1,496	6,718
Total operating expenses	16,872	13,380	11,444	10,232	10,752	10,981	11,655	12,128
Operating income (loss) before income taxes	7,140	8,807	8,563	4,331	2,208	8,514	(3,143)	9,409
Results of Consolidated VIE
Interest income	—	—	—	—	—	—	2,615	2,653
Interest expense	—	—	—	—	—	—	2,684	1,473
Other income	—	—	—	—	—	—	221	8
Operating expenses	—	—	—	—	—	—	189	60
Net results from Consolidated VIE		—	—	—	—	—	(37)	1,128
Income (loss) before income taxes	7,140	8,807	8,563	4,331	2,208	8,514	(3,180)	10,537
Income tax expense (benefit)	2,931	3,665	3,563	1,792	982	3,494	(1,325)	4,334
Net income (loss)	$4,209	$5,142	$5,000	$2,539	$1,226	$5,020	$(1,855)	$6,203
Net income (loss) per share:
Basic	$0.09	$0.11	$0.11	$0.05	$0.03	$0.10	$(0.04)	$0.13
Diluted	0.09	0.11	0.10	0.05	0.02	0.10	(0.04)	0.12

Note 22. Subsequent Events

Subordinated Notes Borrowing

On January 27, 2016 the Company issued the final $25 million of subordinated notes, under the existing commitment from funds managed by GSO Capital and Franklin Square, bringing the outstanding to $300 million.

Credit Facility Amendments

On January 26, 2016 and February 11, 2016, we entered into amendments to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans. The amendment increased the commitment amount under the credit facility from $475.0 million to $565.0 million.

Term Debt Securitization

On March 2, 2016, we completed a $348.0 million term debt securitization. The notes offered in the collateralized loan obligation (the “Notes”) were issued by NewStar Commercial Loan Funding 2016-1 LLC, a subsidiary of the Company (“NCLF”), and are backed by a diversified portfolio of commercial loans originated and serviced by the Company. We offered approximately $255.8 million of the asset-backed Notes, representing approximately 74% of the value of the collateral pool. The Company retained the Class D Notes, Class E Notes and all of the equity which totaled approximately $92.2 million, representing approximately 26% of the value of the collateral pool. Excluding the fixed rate A-2 Notes, the blended pricing of the variable rate Notes was LIBOR plus 2.78% at closing. The reinvestment period is expected to end on February 25, 2020 and the Notes are expected to mature on February 25, 2028.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  As of December 31, 2015, we had repurchased 7,167 shares of our common stock under this program at a weighted average price per share of $8.84.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  We acquired Feingold O’Keefe Capital, LLC (FOC Partners) during 2015, and have excluded it from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, FOC Partner’s internal control over financial reporting associated with total assets of $22.5 million and total revenues of $0.1 million included in our consolidated financial statements as of and for the year ended December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 59 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016 (the “2016 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	61	Chairman, Chief Executive Officer and President
Peter A. Schmidt-Fellner	59	Chief Investment Officer and Director
John K. Bray	59	Chief Financial Officer
Daniel D. McCready	59	Chief Credit Officer
Patrick F. McAuliffe	58	Head—Leveraged Finance Origination
Mark du Four	51	Head- Capital Markets
John J. Frishkopf	52	Treasurer/Head—Asset Management

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

Mark du Four has served as Head of our Capital Markets division since 2010. Prior to joining NewStar in 2004, he was a Managing Director in Fleet Securities’ Loan Sales and Trading Group, and previously held positions at BMO Nesbitt Burns, and Chase Securities Global Syndicated Finance Group and Global Oil Group. Mr. du Four received his undergraduate degree from Virginia Tech University and his masters of business administration from the University of Texas at Austin.

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

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2016 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2016 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2016 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2016 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

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

NEWSTAR FINANCIAL, INC.

Date: March 4, 2016	By:	/s/ John K. Bray
John K. Bray
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2016
Timothy J. Conway

/s/ John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
John K. Bray

/s/ Charles N. Bralver	Director	March 4, 2016
Charles N. Bralver

/s/ Bradley E. Cooper	Director	March 4, 2016
Bradley E. Cooper

/s/ Brian L.P. Fallon	Director	March 4, 2016
Brian L.P. Fallon

/s/ Frank R. Noonan	Director	March 4, 2016
Frank R. Noonan

/s/ Maureen P. O’Hara	Director	March 4, 2016
Maureen P. O’Hara

/s/ Peter A. Schmidt-Fellner	Chief Investment Officer and Director	March 4, 2016
Peter A. Schmidt-Fellner

/s/ Richard E. Thornburgh	Director	March 4, 2016
Richard E. Thornburgh

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

2(b)	Purchase Agreement, dated as of September 16, 2015, by and among the Company, Andrea S. Feingold, and R. Ian O’Keeffe.

Previously filed as Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-33211) filed on November 5, 2015 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Indenture, dated as of April 22, 2015, between the Company and U.S. Bank National Association, as trustee (including the Form of Note attached as Exhibit A thereto).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

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

4(d)(2)	Indenture, dated as of August 10, 2005, between NewStar Trust 2005-1, as Issuer, and U.S. Bank National Association, as Indenture Trustee.	Previously filed as Exhibit 10.12.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(3)	Indenture, dated as of December 30, 2005, by and between NewStar Warehouse Funding 2005 LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and Custodian.	Previously filed as Exhibit 10.13.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 26, 2006 and incorporated herein by reference.

4(d)(4)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(d)(5)	Indenture, dated as of January 7, 2010, by and between NewStar Commercial Loan Trust 2009-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33211) filed on March 8, 2010 and incorporated herein by reference.

4(d)(6)	Indenture, dated as of December 18, 2012, by and between NewStar Commercial Loan Funding 2012-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

4(d)(7)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

4(d)(8)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

4(d)(9)	Indenture by and between NewStar Commercial Loan Funding 2015-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

4(d)(10)	Indenture by and between NewStar Commercial Lease Funding 2015-1 LLC, as Issuer, and Wells Fargo Bank, National Association as Trustee and Custodian, dated as of September 1, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

4(d)(11)	Indenture by and between NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(a)(1)	Lease, dated as of October 31, 2012, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated as of September 12, 2013, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant	Previously filed as Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

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

10(b)(1)(w)

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

10(b)(1)(x)

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(y)

Sixth Amended and Restated Loan and Servicing Agreement, dated as of August 10, 2015, by and among NewStar CP Funding LLC, the Company, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, US. Bank National Association and certain lenders from time to time party thereto.

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

10(b)(6)(p)	Seventh Omnibus Amendment, dated as of January 31, 2011.	Previously filed as Exhibit 10(b)(1) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(6)(q)	Eighth Omnibus Amendment, dated as of February 7, 2011.	Previously filed as Exhibit 10(b)(2) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on May 5, 2011 and incorporated herein by reference.

10(b)(6)(r)	Omnibus Amendment, dated as of February 14, 2011.	Previously filed as Exhibit 10(b)(3) to the Company’s Quarterly Report on Form 10-Q (File No. 001-33211) filed on February 16, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(7)(a)	Master Participation Agreement, dated as of May 4, 2007 by and among NewStar ArcTurus CLO I Ltd., Citigroup Financial Products Inc., and NewStar Asset Management LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 21, 2007 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(10)(l)	Second Amended and Restated Note Agreement, dated as of May 13, 2013, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 16, 2013 and incorporated herein by reference.

10(b)(10)(m)	First Amendment to the Second Amended and Restated Note Agreement, dated as of June 3, 2013, by and among the Company, the holders from time to time party thereto, and Fortress Credit Corp.

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

10(b)(12)(e)

Fourth Amended and Restated Revolving Credit Agreement, dated as of June 19, 2015, by and among NewStar Business Credit, LLC, NewStar Financial, Inc., NewStar Business Funding 2010-1, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, Keybank National Association, and U.S. Bank National Association.

Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015  (File No. 001-33211) filed on August 6, 2015 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

10(b)(15)(h)

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

10(b)(17)(e)

Joinder Agreement and Fourth Amendment to Loan and Security Agreement dated as of June 19, 2015, by and among, NewStar Business Funding 2012-1, LLC, NewStar Business Credit, LLC, Wells Fargo Bank, National Association, Citizens Business Capital, Fifth Third Bank, and U.S. Bank National Association.

Previously filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q  for the quarterly period ended June 30, 2015 (File No. 001-33211) filed on August 6, 2015 and incorporated herein by reference.

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

10(d)(2)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(e)(1)	Master Loan Sale Agreement by and among the Company, NewStar Commercial Loan Depositor 2015-1 LLC, and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(e)(2)	Collateral Management Agreement by and between the Company and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(f)(1)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2015-2 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(f)(2)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(g)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(h)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(h)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(h)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(h)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(i)(1)	Form of 2013 Restated Tier I Employment Agreement dated as of October 9, 2013, between the Company, and each of the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2013 and incorporated herein by reference.

10(i)(2)

Form of 2015 Restated Tier II Employment Agreement dated as of October 2, 2015, between the Company, and each of its executive officers (excluding the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer).*

Filed herewith

10(j)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(k)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(l)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(m)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(m)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(m)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(m)(4)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and David R. Dobies.*	Previously filed as Exhibit 10(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(n)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(o)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(p)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(q)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(r)	Separation Agreement and General Release effective as of June 4, 2013 by and between the Company and David R. Dobies.	Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.

10(s)	Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.

Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33211) filed on November 6, 2013 and incorporated herein by reference.

10(t)(1)	Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including forms of Note and Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(t)(2)	Standstill Agreement between the Company and GSO Capital Partners LP, dated November 4, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(t)(3)	Form of Voting Agreement.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(t)(4)	Amendment No. 1, dated as of December 4, 2014, to the Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including Form of Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 8, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(u)(1)	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(u)(2)	Confirmation Letter Agreement, dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(u)(3)	Confirmation Letter Agreement dated as of December 4, 2014 (amended and restated as of December 15, 2014), by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 18, 2014 and incorporated herein by reference.

Transition Agreement and General Release by and between the Company and Robert T. Clemmens dated July 1, 2013.

Previously filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33211) filed on November 6, 2013 and incorporated herein by reference.

10(v)	Registration Rights Agreement, dated as of April 22, 2015, the Company and J.P. Morgan Securities LLC, as representative for the Initial Purchasers.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(w)(1)

Loan and Servicing Agreement, dated as of May 5, 2015, by and among NewStar Warehouse Funding I LLC, NewStar Financial, Inc., Citibank, N.A., U.S. Bank National Association, and each of the lenders from time to time party to the Agreement..

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 11, 2015 and incorporated herein by reference.

10(w)(2)	First Amendment to Loan and Servicing Agreement dated as of August 5, 2015, by and among NewStar Warehouse Funding I, LLC, the Company, and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 7, 2015 and incorporated herein by reference.

10(x)	Purchase and Contribution Agreement by and between NewStar Equipment Finance I, LLC, as seller and NewStar Commercial Lease Funding 2015-1 LLC, as purchaser, dated as of September 1, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith..

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†

Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

*	Indicates management contracts and compensatory arrangements.