Form 10-Q
period 2016-03-31
NewStar Financial, Inc.
filed 2016-05-09
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 7, 2016, 47,651,095  shares of common stock, par value of $0.01 per share, were outstanding.

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

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2016	December 31, 2015
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$150,657	$35,933
Restricted cash	155,346	153,992
Cash collateral on deposit with custodian	19,442	61,081
Investments in debt securities, available-for-sale	89,687	94,177
Loans held-for-sale, net	468,443	478,785
Loans and leases, net (including loans at fair value of $89,244 and $0, respectively)	3,029,315	3,134,072
Interest receivable	13,269	13,932
Property and equipment, net	405	638
Deferred income taxes, net	33,653	33,133
Income tax receivable	6,398	5,342
Goodwill	17,884	17,884
Identified intangible asset, net	822	910
Other assets	22,623	21,504
Total assets	$4,007,944	$4,051,383
Liabilities:
Credit facilities, net	$538,512	$832,686
Term debt securitizations, net	2,044,931	1,821,519
Senior notes, net	372,560	372,153
Subordinated notes, net	235,855	209,509
Repurchase agreements, net	94,785	96,224
Accrued interest payable	30,333	18,073
Other liabilities	31,552	41,741
Total liabilities	3,348,528	3,391,905
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2016 and 2015;
Shares outstanding 47,638,653 in 2016 and 46,527,288 in 2015	476	465
Additional paid-in capital	742,962	742,970
Retained earnings	35,362	31,353
Common stock held in treasury, at cost $0.01 par value; 9,342,166 in 2016 and 9,154,548 in 2015	(110,540)	(109,245)
Accumulated other comprehensive loss, net	(8,844)	(6,065)
Total stockholders’ equity	659,416	659,478
Total liabilities and stockholders’ equity	$4,007,944	$4,051,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2016	2015
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$61,952	$39,749
Interest expense	39,433	22,334
Net interest income	22,519	17,415
Provision for credit losses	17,713	6,978
Net interest income after provision for credit losses	4,806	10,437
Non-interest income (loss):
Asset management income	3,441	920
Fee income	1,193	1,158
Realized loss on derivatives	(7)	(9)
Realized loss on sale of loans, net	(107)	(15)
Other miscellaneous income (expense), net	1,850	869
(Loss) gain on total return swap	(6,062)	1,203
Loss on loans held- for- sale	(3,667)	—
Gain on sale of Business Credit	22,511	—
Total non-interest income	19,152	4,126
Operating expenses:
Compensation and benefits	10,638	6,733
General and administrative expenses	6,430	3,499
Total operating expenses	17,068	10,232
Income before income taxes	6,890	4,331
Income tax expense	2,881	1,792
Net income	$4,009	$2,539
Basic Earnings per share	$0.09	$0.05
Diluted Earnings per share	$0.09	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2016	2015
	($ in thousands, except per share amounts)
Net income	$4,009	$2,539
Other comprehensive income (loss), net of tax:
Net unrealized securities (losses) gains, net of tax (benefit) expense of $(1,899) and $76 respectively	(2,767)	109
Net unrealized derivative losses, net of tax benefit of $(7) and $(22), respectively	(12)	(25)
Other comprehensive (loss) income	(2,779)	84
Comprehensive income	$1,230	$2,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Three Months Ended March 31, 2016
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2016	$465	$742,970	$31,353	$(109,245)	$(6,065)	$659,478
Net income	—	—	4,009	—	—	4,009
Other comprehensive loss	—	—	—	—	(2,779)	(2,779)
Issuance of restricted stock	5	(5)	—	—	—	—
Shares reacquired from employee transactions	(1)	1	—	(377)	—	(377)
Tax benefit from vesting of stock awards	—	(398)	—	—	—	(398)
Repurchase of common stock	(1)	1	—	(918)	—	(918)
Exercise of common stock options	8	(1,815)	—	—	—	(1,807)
Tax benefit from exercise of common stock awards	—	1,257	—	—	—	1,257
Amortization of restricted common stock awards	—	951	—	—	—	951
Balance at March 31, 2016	$476	$742,962	$35,362	$(110,540)	$(8,844)	$659,416

	NewStar Financial, Inc. Stockholders’ Equity For the Three Months Ended March 31, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	2,539	—	—	2,539
Other comprehensive income	—	—	—	—	84	84
Issuance of restricted stock	4	(4)	—	—	—	—
Shares reacquired from employee transactions	—	—	—	(140)	—	(140)
Tax benefit from vesting of stock awards	—	(109)	—	—	—	(109)
Repurchase of common stock	(11)	11	—	(11,060)	—	(11,060)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,403	—	—	—	1,404
Tax benefit from exercise of common stock awards	—	77	—	—	—	77
Amortization of restricted common stock awards	—	730	—	—	—	730
Balance at March 31, 2015	$460	$742,699	$17,002	$(103,924)	$51	$656,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net income	$4,009	$2,539
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	17,713	6,978
Depreciation, amortization and accretion	(6,309)	(1,471)
Amortization of debt issuance costs	4,451	3,455
Equity compensation expense	951	730
Gain on sale of Business Credit	(22,511)	-
Loss on sale of loans	107	15
Loss (gain) on total return swap	6,062	(1,203)
Gain on sale of equipment, net	(222)	(137)
Net change in deferred income taxes	1,376	(2,241)
Loans held-for-sale originated	(76,923)	(68,511)
Proceeds from sale of loans held-for-sale	83,599	119,456
Loss on loans held-for-sale	3,667	—
Net change in securities available for sale	4,655	(184)
Net change in interest receivable	(780)	(917)
Net change in other assets	(4,450)	(4,385)
Net change in accrued interest payable	12,260	4,080
Net change in accounts payable and other liabilities	(14,086)	26,230
Net cash provided by operating activities	13,569	84,434
Cash flows from investing activities:
Net change in restricted cash	(1,354)	(119,442)
Net change in loans	114,794	(195,818)
Purchase of debt securities, available-for-sale	—	(32,714)
Proceeds from sale of other real estate owned	—	185
Acquisition of property and equipment	(7)	(7)
Net cash provided by (used in) investing activities	113,433	(347,796)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	(1,815)	1,403
Tax benefit from exercise of stock options	1,257	77
Tax benefit (expense) from vesting of restricted stock	(398)	(109)
Advances on credit facilities	982,409	488,016
Repayment of borrowings on credit facilities	(1,278,352)	(605,890)
Issuance of term debt	255,750	410,250
Borrowings on term debt	22,100	16,000
Repayment of borrowings on term debt	(52,721)	(46,953)
Borrowing on subordinated notes	24,500	—
Borrowings on repurchase agreements	—	27,158
Repayment of borrowings on repurchase agreements	(1,542)	(4,625)
Repayment of corporate debt	—	(200)
Release (posting) of cash collateral	41,639	(10,107)
Payment of deferred financing costs	(3,810)	(4,825)
Purchase of treasury stock	(1,295)	(11,200)
Net cash (used in) provided by financing activities	(12,278)	258,995
Net increase (decrease) in cash during the period	114,724	(4,367)
Cash and cash equivalents at beginning of period	35,933	33,033
Cash and cash equivalents at end of period	150,657	28,666

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Supplemental cash flows information:
Interest paid	$23,871	$18,254
Taxes paid, net of refund	1,703	891
Transfer of loans, net to loans held-for-sale, at fair value	33,121	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its wholly owned investment management subsidiary, NewStar Capital LLC, are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest in loan origination through its leveraged finance lending platform.  Through its wholly owned subsidiary, NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans, high yield bonds and distressed credits. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as purchases of equipment and other capital assets.

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

The Company targets its marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks, and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. The Company's origination network is national in scope and it targets companies with business operations across a broad range of industry sectors. The Company employs highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

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

Beginning in January 2016, the Company’s operations were divided into two reportable segments that represent its core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment provides a range of senior secured flexible debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment provides opportunities for qualified institutions to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments (v) determination of other than temporary impairments and temporary impairments and (vi) impairment of goodwill and identified intangible assets. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

Prior Period Reclassification

Prior period amounts are reclassified wherever necessary to confirm with current period presentation.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Segment Reporting

Due to the continued expansion of our asset management activities, through new fund formation and the acquisition of NewStar Capital, the Company reassessed its classification of reporting as a single segment under ASC 280, Segment Reporting.  Based on this evaluation, the Company determined that reporting the results of its Commercial Lending and Asset Management as two segments would better reflect how the Company is now managed and how information is internally reviewed.  For complete segment information, see Note 15.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for the interim or annual period beginning after December 15, 2015. The Company adopted ASU 2015-03 on January 1, 2016 and applied the standard retrospectively. The balance sheet presented has been adjusted to reflect the period specific effects of the adoption of the guidance.  The adoption of ASU 2015-03 had the following impact on the December 31, 2015 on the Condensed Consolidated Balance Sheets.

(in thousands)	December 31, 2015
As previously reported under GAAP applicable at the time
Deferred financing costs, net	40,733
Credit facilities	843,896
Term debt securitizations, net	1,837,889
Senior notes, net	379,232
Subordinated notes, net	215,018
Repurchase agreements	96,789

As currently reported under ASU 2015-03
Deferred financing costs, net	-
Credit facilities, net	832,686
Term debt securitizations, net	1,821,519
Senior notes, net	372,153
Subordinated notes, net	209,509
Repurchase agreements, net	96,224

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in Business Combinations (Topic 805).  ASU 2015-16 eliminated the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  ASU 2015-16 is effective for annual periods and interim periods within that period beginning after December 15, 2015.  The Company adopted ASU 2015-16 on January 1, 2016.  The adoption of ASU 2015-16 did not have a material impact on our results from operations or financial position.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments  – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825-10).  ASU 2016-01 amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on results from operations and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 amends existing guidance related to the accounting for leases. These amendments, among other things, require lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. ASU 2016-02 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on results from operations and financial position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on results from operations and financial position.

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

Note 3. Acquisition and Disposition Activities

Acquisition

As previously disclosed, the Company acquired 100% of the outstanding limited liability company interests of Boston-based Feingold O’Keeffe Capital, LLC (“FOC Partners”), a boutique credit manager, in October 2015. The Company now operates FOC Partners as NewStar Capital, a wholly owned subsidiary of the Company.

During the three months ended March 31, 2016, the Company completed its purchase price allocations and deemed the difference to be immaterial between the provisional and final purchase price allocations.  As the result of facts and circumstances related to the customer contracts and related customer relationships that existed at the acquisition date but were unknown at that date, the Company reassessed the expected economic useful life of these contracts to be approximately 33 months instead of 12 months as originally estimated.

Sale of NewStar Business Credit LLC

On March 31, 2016, the Company sold NewStar Business Credit LLC (“Business Credit”) to a third party. The Company made the decision to sell Business Credit in order to exit a business with an economic model which was challenged by competition from banks and other lenders with access to lower cost of funding than the Company had through its warehouse lines.  The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million.   The gain is recorded in non-interest income on the accompanying consolidated statement of operations

Business Credit contributed a loss of $0.3 million inclusive of the $2.5 million of transaction related costs and $1.9 million in pretax earnings for the three months ended March 31, 2016 and 2015 respectively.

The Company performed an analysis of the sale in accordance with the amended guidance specified in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amended guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; 2) the component of an entity or group of components of an entity is disposed of by sale; or 3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).   Based on the analysis performed by the Company, the sale of Business Credit does meet the criteria of discontinued operations.

Note 4. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

As of March 31, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$475,383	$485,874
Gross loans held-for-sale	475,383	485,874
Deferred loan fees, net	(6,940)	(7,089)
Total loans held-for-sale, net	$468,443	$478,785

Loans classified as held-for-sale consist primarily of loans originated or purchased by the Company and intended to be sold to third parties (including credit funds managed by the Company).

These loans are carried at the lower of either market value or aggregate cost, net of any deferred origination costs or fees.

At March 31, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $439.7 million that were intended to be sold to credit funds managed by the Company.  The Company sold loans with an aggregate outstanding balance of $48.7 million for a net loss of $0.1 million to entities other than credit funds managed by the Company during the three months ended March 31, 2016. The Company sold loans with an outstanding balance of $4.0 million for a loss of $0.01 million to entities other than credit funds during the three months ended March 31, 2015.

As of March 31, 2016, and December 31, 2015, loans and leases consisted of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$2,942,478	$2,627,314
Business Credit	—	342,281
Real Estate	44,587	100,732
Equipment Finance	175,506	173,253
Gross loans and leases	3,162,571	3,243,580
Deferred loan fees and discount, net	(66,388)	(51,249)
Allowance for loan and lease losses	(66,868)	(58,259)
Total loans and leases, net (1)	$3,029,315	$3,134,072
(1)	Includes loans at fair value of $89,244 and $0, respectively.

During the three months ended March 31, 2016, the Company purchased $138.9 million of loans that were referenced by the total return swap portfolio.  The majority of these loans were purchased to fund future CLOs.  The purchased loans were recorded at fair value with no initial associated allowance for loan loss.  At acquisition, the purchased loans were segregated into three groups: (i) loans to be allocated to credit funds managed by NewStar Capital, (ii) other performing loans, and (iii) one credit impaired loan.

Loans purchased by NewStar Capital totaled $89.5 million.  The Company elected the fair value option under ASC 825-10 to account for these loans in accordance with the Company’s policy. The election was made on the acquisition date. As a result, changes in fair value of these loans will be reported in non-interest income within the consolidated statement of operations.

The Company purchased other performing loans totaling $47.6 million.  These loans are accounted for under ASC 310-20. As a result, any premium/discount determined at the date of purchase is amortized/accreted into interest income over the life of the loans.   Any acquired loans which exhibit credit deterioration from the date of acquisition will be evaluated for an allowance for loan losses under methods similar to those used for loans originated in the ordinary course of business

The Company purchased one credit impaired loan totaling $1.8 million.  This loan was accounted for under ASC 310-30.  Under ASC 310-30, the excess cash flows expected to be collected over the carrying amount is the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and cash flows expected to be collected, considering the impact of prepayments, is the nonaccretable difference. Any subsequent decrease in the expected principal cash flows will result in a charge to the provision for loan losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase, which will result in an increase in interest income over the remaining life of the loan.

The following table sets forth the activity relating to the accretable discount for loans purchased.

	March 31, 2016	December 31, 2015
	($ in thousands)
Balance, beginning of the year	$—	$—
Purchased loans	2,593	—
Accretion of income	(24)	—
Reduction due to payments or sale	(4)	—
Balance, end of year	$2,565	$—

During the three months ended March 31, 2016, the Company also recorded an $8.1 million non –accretable discount resulting from the fair value of the credit impaired loan discussed above.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its three specialized lending groups. The quantitative models employed by the Company in its Leveraged Finance and Equipment Finance businesses utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. Real Estate utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also calculates a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Prior to its sale, Business Credit utilized a proprietary model that produced a rating that corresponded to an expected loss, without calculating a probability of default and loss given default. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan. Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of March 31, 2016, $164.6 million of the Company’s loans were classified as “Criticized,” all of which were impaired loans, and $3.0 billion were classified as “Pass”. As of December 31, 2015, $152.1 million of the Company’s loans were classified as “Criticized”, including $143.6 million of the Company’s impaired loans, and $3.1 billion were classified as “Pass”.

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

As of March 31, 2016, the Company had impaired loans with a balance of $214.6 million. Included in this balance was one impaired loan retained from the Business Credit portfolio with a balance of $12.5 million, and a specific reserve of $1.1 million. This loan is included in the Leveraged Finance balance at March 31, 2016.  Impaired loans with an aggregate outstanding balance of $181.2 million have been restructured and classified as TDR.  At March 31, 2016, additional funding commitments for TDRs totaled $6.9 million.   As of March 31, 2016, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $10.7 million. Impaired loans with an aggregate outstanding balance of $114.5 million were also on non-accrual status. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan payment status has been brought current. During the three months ended March 31, 2016, the Company charged off $6.1 million of non-accruing loan balances.  During the three months ended March 31, 2016, the Company placed loans with an aggregate outstanding balance of $5.1 million on non-accrual status.  During the three months ended March 31, 2016, the Company recorded $16.6 million of net specific provisions for impaired loans. At March 31, 2016, the Company had a $37.3 million specific allowance for impaired loans with an aggregate outstanding balance of $161.8 million. At March 31, 2016, additional funding commitments for impaired loans totaled $8.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of March 31, 2016, loans to three borrowers totaling $18.9 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $37.3 million specific allowance for impaired loans was $1.8 million related to delinquent loans.

As of December 31, 2015, the Company had impaired loans with a balance of $193.2 million. At that date, impaired loans with an aggregate outstanding balance of $183.6 million had been restructured and classified as TDR. As of December 31, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $11.4 million. Impaired loans with an aggregate outstanding balance of $111.3 million were also on non-accrual status. During 2015, the Company charged off $4.0 million of outstanding non-accrual loans. During 2015, the Company placed loans with an aggregate outstanding balance of $38.2 million on non-accrual status and returned loans with an aggregate outstanding balance of $0.9 million to performing status. During 2015, the Company recorded $9.5 million of net specific provisions for impaired loans. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. At December 31, 2015, additional funding commitments for impaired loans totaled $10.9 million. As of December 31, 2015, loans to three borrowers totaling approximately $18.6 million were on non-accrual status and were greater than 60 days past due and classified as delinquent by the Company. Included in the $26.8 million specific allowance for impaired loans was $2.8 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
March 31, 2016
Leveraged Finance	$178,627	$163,703	$223,739
Real Estate	35,270	35,248	38,616
Equipment Finance	697	645	697
Total	$214,594	$199,596	$263,052
December 31, 2015
Leveraged Finance	$157,446	$150,692	$188,453
Business Credit	—	—	—
Real Estate	34,941	34,915	38,286
Equipment Finance	772	709	772
Total	$193,159	$186,316	$227,511

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
March 31, 2016
Leveraged Finance	$133,733	$127,004	$44,894	$36,699
Real Estate	28,058	28,036	7,212	7,212
Equipment Finance	—	—	697	645
Total	$161,791	$155,040	$52,803	$44,556
December 31, 2015
Leveraged Finance	$113,397	$106,762	$44,049	$43,930
Business Credit	—	—	—	—
Real Estate	7,705	7,705	27,236	27,210
Equipment Finance	—	—	772	709
Total	$121,102	$114,467	$72,057	$71,849

During the three months ended March 31, 2016, the Company recorded net charge-offs of $7.3 million and during the three months ended March 31, 2015, the Company recorded net recoveries of $0.1 million. The Company’s policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Based on the Company’s experience any potential charge-off of such loan would occur when any loan loss amount is considered to be confirmed. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs of amounts previously reserved have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Equipment Finance
March 31, 2016	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1) (3)	$2,674,607	$28,144	$9,317	$47	$174,809	$1,342
Individually evaluated (2)	178,627	32,960	35,270	4,375	697	—
Total	$2,853,234	$61,104	$44,587	$4,422	$175,506	$1,342

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,469,868	$27,874	$342,281	$1,991	$65,791	$350	$172,481	$1,291
Individually evaluated (2)	157,446	26,447	—	—	34,941	306	772	—
Total	$2,627,314	$54,321	$342,281	$1,991	$100,732	$656	$173,253	$1,291

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 at March 31, 2016 and at December 31, 2015, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at December 31, 2015 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Excludes $89.2 million acquired Leveraged Finance loans which the Company elected to record at fair value.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	March 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$106,753	$103,563
Business Credit	—	—
Real Estate	7,705	7,705
Equipment Finance	—	—
Total	$114,458	$111,268

Loans being restructured have typically developed adverse performance trends as a result of various factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing the borrowers’ obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) development of a financial model with a forecast horizon that matches the term of the proposed restructuring, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) other internal analyses. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting and Investment Committee. Loans are only removed from TDR classification after a period of performance following the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects.  The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at March 31, 2016 and December 31, 2015 is provided below:

	Group I	Group II
	($ in thousands)
March 31, 2016	$181,224	$150,438
December 31, 2015	$183,573	$162,986

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For the three months ended March 31, 2016, the Company had $1.1 million of partial charge-offs related to loans previously classified as TDR. As of March 31, 2016, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were newly classified as TDR and existing TDR loans which subsequently defaulted, in each case during the periods presented.

There were no new TDRs or any TDRs that subsequently defaulted during the three months ended March 31, 2016.

For the Three Months Ended March 31, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
($ in thousands)
Leveraged Finance	$—	$—	$—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$—	$—	$—

For the Year Ended December 31, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$29,339
Business Credit	—	—	—
Real Estate*	27,704	27,704	—
Equipment Finance	922	922	—
Total	$42,276	$42,276	$29,339

*The pre- modification and post- modification outstanding recorded investment within Real Estate were previously reported as $207,704; due to a typographical error in Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.  As a result the total pre- modification and post- modification outstanding recorded investments were reported as $222,276.  These amounts should have been reported at $27,704 and $42,276, respectively, and have been corrected in the table above.  The Company determined the error to be immaterial to the previously reported consolidated financials statements.

The following sets forth a breakdown of troubled debt restructurings at March 31, 2016 and December 31, 2015:

As of March 31, 2016	Accrual Status				For the three months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$52,940	$92,317	$145,257	$27,530	$1,083
Real Estate	27,565	7,705	35,270	4,375	—
Equipment Finance	697	—	697	—	—
Total	$81,202	$100,022	$181,224	$31,905	$1,083

As of December 31, 2015	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$53,883	$93,977	$147,860	$24,958	$4,000
Business Credit	—	—	—	—	—
Real Estate	27,236	7,705	34,941	—	—
Equipment Finance	772	—	772	—	—
Total	$81,891	$101,682	$183,573	$24,958	$4,000

The Company classifies a loan as delinquent when it is over 60 days past due.

An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
March 31, 2016
Leveraged Finance	$—	$18,908	$18,908	$2,923,570	$2,942,478	$—
Real Estate	—	—	—	44,587	44,587	—
Equipment Finance	—	—	—	175,506	175,506	—
Total	$—	$18,908	$18,908	$3,143,663	$3,162,571	$—

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2015
Leveraged Finance	$—	$27,165	$27,165	$2,600,149	$2,627,314	$8,530
Business Credit	—	—	—	342,281	342,281	—
Real Estate	—	—	—	100,732	100,732	—
Equipment Finance	—	—	—	173,253	173,253	—
Total	$—	$27,165	$27,165	$3,216,415	$3,243,580	$8,530

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

Prior to the sale of Business Credit, the Company utilized a proprietary model to risk rate the asset based loans on a monthly basis. This model captured the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company also evaluated historical net loss trends by risk rating from a comprehensive industry database covering more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve was adjusted to reflect the historical average for expected loss from the industry database.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. At December 31, 2015, the Company enhanced its approach for determining the expected exposure at default to more precisely reflect loan and lease exposures. Given uncertain market conditions, actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of seven risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. In the fourth quarter of 2015, the scoring system of the environmental reserve risk factors was recalibrated to align with the enhancement made to the approach for determining the exposure at default. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, use of the peer group does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	227	(172)	965	51	1,071
Provision for credit losses—specific	12,573	—	4,069	—	16,642
Reversal due to sale of Business Credit	—	(1,819)	—	—	(1,819)
Loans charged off, net of recoveries	(6,060)	—	(1,268)	—	(7,328)
Balance, end of period	$61,528	$—	$4,422	$1,342	$67,292
Balance, end of period—specific	$32,960	$—	$4,375	$—	$37,335
Balance, end of period—general	$28,568	$—	$47	$1,342	$29,957
Average balance of impaired loans	$109,342	$—	$4,607	$—	$113,949
Average net book value of impaired leases	$—	$—	$—	$—	$—
Interest recognized from impaired loans and leases	$1,896	$—	$47	$—	$1,943
Loans and leases (1)
Loans individually evaluated with specific allowance	$133,733	$—	$28,058	$—	$161,791
Loans individually evaluated with no specific allowance	43,119	—	7,212	697	51,028
Acquired impaired loan	1,775	—	—	—	1,775
Loans and leases collectively evaluated without specific allowance	2,674,607	—	9,317	174,809	2,858,733
Total loans and leases	$2,853,234	$—	$44,587	$175,506	$3,073,327

(1)	Excludes $89.2 million of acquired Leveraged Finance loans which the Company elected to record at fair value.

	Three Months Ended March 31, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	3,734	(4)	26	241	3,997
Provision for credit losses—specific	2,912	––	69	—	2,981
Loans charged off, net of recoveries	68	––	—	—	68
Balance, end of period	$48,194	$1,330	$352	$863	$50,739
Balance, end of period—specific	$23,637	$—	$69	$—	$23,706
Balance, end of period—general	$24,557	$1,330	$283	$863	$27,033
Average balance of impaired loans	$164,902	$—	$51,723	$—	$216,625
Interest recognized from impaired loans	$2,189	$—	$567	$—	$2,756
Loans and leases
Loans individually evaluated with specific allowance	$101,503	$—	$27,661	$—	$129,164
Loans individually evaluated with no specific allowance	63,044	—	23,512	—	86,556
Loans and leases collectively evaluated without specific allowance	1,919,458	264,910	58,449	113,665	2,356,482
Total loans and leases	$2,084,005	$264,910	$109,622	$113,665	$2,572,202

Included in the allowance for credit losses at March 31, 2016 and December 31, 2015 is an allowance for unfunded commitments of $0.4 million and $0.5 million, respectively, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the three months ended March 31, 2016, the Company recorded a total provision for credit losses of $17.7 million. The Company increased its allowance for credit losses to $67.3 million as of March 31, 2016 from $58.7 million at December 31, 2015 as a result of an increase in the specific allowance for credit losses primarily related to the deterioration of four credits.  In addition, the Company transferred three commercial real estate loans to loans held-for-sale which resulted in an additional $1.0 million of provision expense.  The general allowance for credit losses covers probable incurred losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 6% as of March 31, 2016 and December 31, 2015.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of March 31, 2016 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	($ in thousands)
Collections on loans pledged to credit facilities	$60,162	$67,892
Principal and interest collections on loans held in trust and prefunding amounts	95,092	85,823
Customer escrow accounts	92	277
Total	$155,346	$153,992

As of March 31, 2016, the Company had the ability to use $58.7 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	($ in thousands)
Investments in debt securities—gross	$111,020	$111,020
Unamortized discount	(6,601)	(6,765)
Investments in debt securities—amortized cost	$104,419	$104,255

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at March 31, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
March 31, 2016
Collateralized loan obligations	$104,419	$—	$(14,732)	$89,687
	$104,419	$—	$(14,732)	$89,687

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2015
Collateralized loan obligations	$104,255	$—	$(10,078)	$94,177
	$104,255	$—	$(10,078)	$94,177

During the three month periods ended March 31, 2016 and March 31, 2015, the Company did not purchase or sell any investment in debt securities available for sale.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the three months ended March 31, 2016 and 2015.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	18	5	23
Fair value	$76,038	$13,648	$89,686
Amortized cost	87,519	16,899	104,418
Unrealized loss	$(11,481)	$(3,251)	$(14,732)

	December 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	20	3	23
Fair value	$86,245	$7,932	$94,177
Amortized cost	95,624	8,631	104,255
Unrealized loss	$(9,379)	$(699)	$(10,078)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at March 31, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2016, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,090	28,111	34,017	30,470
Due after ten years through fifteen years	70,329	61,576	70,238	63,707
Total	$104,419	$89,687	$104,255	$94,177

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Borrowings

Credit Facilities

As of March 31, 2016 the Company had four credit facilities through certain of its wholly owned subsidiaries: (i) a $565 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $375 million credit facility, consisting of a $350 million line of credit with Credit Suisse AG, Cayman Island Branch (“Credit Suisse”) and a $25 million line of credit with NewStar Capital, to provide financing to purchase collateral debt obligations at the instruction of NewStar Capital, (iii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At March 31, 2016, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid.  These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $565.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $272.1 million and unamortized deferred financing fees of $7.1 million as of March 31, 2016. On January 26, 2016 and February 11, 2016, the Company entered into amendments to this facility which, among other things, increased the commitment amount from $475.0 million to $565.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.
The Company has a $375.0 million note purchase agreement with Credit Suisse and NewStar Capital under the terms of which Credit Suisse and NewStar Capital agreed to provide financing to a CLO to purchase collateral debt obligations upon the instruction of NewStar Capital.  NewStar Capital’s commitment under the line of credit is $25 million, which is subordinate in right of payment to Credit Suisse’s $350 million commitment. The credit facility had an outstanding balance of $65.0 million as of March 31, 2016. Interest on this facility accrues at a variable rate per annum. Advances under the lines of credit may be drawn, repaid and drawn again, subject to availability under a borrowing base until December 24, 2016. The notes mature on March 28, 2017.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $194.0 million and unamortized deferred financing fees of $1.5 million as of March 31, 2016. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility has an outstanding balance of $16.9 million and unamortized deferred financing fees of $0.8 million as of March 31, 2016. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

On March 31, 2016, the Company sold its membership interest in NewStar Business Credit LLC (“Business Credit”).  In connection with the sale, the Company repaid all outstanding indebtedness of Business Credit, including amounts outstanding under the $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0 and the $165 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated.  The Company accelerated and recognized deferred financing fees of $1.1 million and $0.7 million, respectively related to the warehouse facilities during the three months ended March 31, 2016.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015, were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company repaid in full its corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from the April notes offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.  As of March 31, 2016, unamortized deferred financing fees were $6.7 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $58.8 million as of March 31, 2016 and  $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of March 31, 2016, unamortized deferred financing fees were $5.4 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

2007-1 CLO.  In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2016, the $125.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $179.7 million.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes’ seniority until all available funds are exhausted for each payment.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$17,021	Libor+0.24%	September 30, 2022	AAA/Aaa/AAA
Class A-2	100,000	5,354	Libor+0.26%	September 30, 2022	AAA/Aaa/AAA
Class B	24,000	24,000	Libor+0.55%	September 30, 2022	AA+/Aa1/AA
Class C	58,500	58,293	Libor+1.30%	September 30, 2022	A-/A2/A
Class D	27,000	21,000	Libor+2.30%	September 30, 2022	BBB-/Baa2/BBB+
	$546,000	$125,668

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

2012-2 CLO.  On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At March 31, 2016, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2016, deferred financing fees were $1.3 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (Moody’s/ S&P)(1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	Libor+1.90%	January 20, 2023	Aaa/AAA
Class B	26,000	26,000	Libor+3.25%	January 20, 2023	Aa2/N/A
Class C	35,200	35,200	Libor+4.25%	January 20, 2023	A2/N/A
Class D	11,400	11,400	Libor+6.25%	January 20, 2023	Baa2/N/A
Class E	16,300	16,300	Libor+6.75%	January 20, 2023	Ba1/N/A
	$279,600	$279,600

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

2013-1 CLO.  On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At March 31, 2016, the $330.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $392.0 million. At March 31, 2016, deferred financing fees were $3.3 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (S&P/ Moody’s)(2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023	AAA/Aaa
Class A-R	35,000	27,000	(1)	September 20, 2023	AAA/Aaa
Class B	38,000	38,000	Libor+2.30%	September 20, 2023	AA/N/A
Class C	36,000	36,000	Libor+3.80%	September 20, 2023	A/N/A
Class D	21,000	21,000	Libor+4.55%	September 20, 2023	BBB/N/A
Class E	6,000	6,000	Libor+5.30%	September 20, 2023	BBB-/N/A
	$338,600	$330,600

(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall the interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

(2)	These ratings were initially given in September 2013, are unaudited and are subject to change from time to time.

2014-1 CLO.  On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At March 31, 2016, deferred financing fees were $2.4 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (Moody’s)(2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025	Aaa
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025	Aa2
Class B-2	13,250	13,250	(1)	April 20, 2025	Aa2
Class C	30,250	30,250	Libor+3.60%	April 20, 2025	A2
Class D	23,500	23,500	Libor+4.75%	April 20, 2025	Baa3
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

2015-1 CLO.  On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At March 31, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At March 31, 2016, deferred financing fees were $3.8 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027	Aaa/AAA
Class A-2	35,000	35,000	(1)	January 20, 2027	Aaa/AAA
Class B	50,000	50,000	Libor+2.80%	January 20, 2027	Aa2/ N/A
Class C	38,500	38,500	Libor+3.85%	January 20, 2027	A2/N/A
Class D	33,250	33,250	Libor+5.50%	January 20, 2027	Baa3/N/A
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

2015-1 ABS.  On September 1, 2015, NewStar Equipment Finance I, LLC, a subsidiary of the Company, completed a static asset-backed securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. The Company remains the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. The Company retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At March 31, 2016, the $44.0 million of outstanding notes were secured by cash, leases and equipment loans totaling $84.6 million. At March 31, 2016, deferred financing fees were $1.2 million.

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

The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (DBRS)(1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	44,034	3.27%	April 15, 2019	AA
	$70,046	$44,034

(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

2015-2 CLO.  On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At March 31, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At March 31, 2016, deferred financing fees were $3.4 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027	Aaa/AAA
Class A-2	23,000	23,000	(1)	August 25, 2027	Aaa/AAA
Class B	40,000	40,000	Libor+2.90%	August 25, 2027	Aa2/ N/A
Class C	26,250	26,250	Libor+3.95%	August 25, 2027	A2/N/A
Class D	28,500	28,500	Libor+5.25%	August 25, 2027	Baa3/N/A
Class E	5,000	5,000	Libor+7.50%	August 25, 2027	Ba3/N/A
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. At March 31, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At March 31, 2016, deferred financing fees were $2.7 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Interest rate	Legal final maturity	Ratings (Moody’s/Fitch)(2)
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028	Aaa/AAA
Class A-2	20,000	20,000	(1)	February 25, 2028	Aaa/AAA
Class B	36,750	36,750	Libor+3.75%	February 25, 2028	Aa2/ N/A
Class C	22,500	22,500	Libor+5.40%	February 25, 2028	A2/N/A
	$255,750	$255,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.
(2)	These ratings were initially given in February 2016, are unaudited and are subject to change from time to time.

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

Note 8. Repurchase Agreements

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	($ in thousands)
Outstanding at end of period	$95,247	$96,789
Deferred financing fees and debt discount	$462	$565
Repurchase agreements, net	$94,785	$96,224
Weighted average rate at end of period	3.80%	3.67%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.44% as of March 31, 2016. As of March 31, 2016, unamortized deferred financing fees were $0.5 million and the outstanding balance was $42.0 million. During the three months ended March 31, 2016, the Company made principal payments totaling $0.2 million.

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, there was no outstanding balance under the Deutsche Bank Repurchase Agreement. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version) , dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $14.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $37.1 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $1.4 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of March 31, 2016 and December 31, 2015, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	March 31, 2016		December 31, 2015
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	47,639	145,000	46,527

Preferred Stock

Since the completion of the Company’s initial public offering on December 13, 2006, the Company’s authorized capital stock has included 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.  As of March 31, 2016, the Company had repurchased 137,165 shares of common stock at a weighted average price per share of $7.36.

On March 24, 2015, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.

Warrants

On January 23, 2015, the Company completed its December 4, 2014 issuance of warrants as part of the strategic relationship with Franklin Square Capital Partners (“Franklin Square”). The Company issued the second tranche of warrants to purchase 2.5 million shares of its common stock subject to the same terms as the warrants that were issued on December 4, 2014.

Restricted Stock

During the three months ended March 31, 2016, the Company issued 523,903 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan.  The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the three months ended March 31, 2016 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2015	496,704	$5,629
Granted	523,903	3,285
Vested	(181,626)	(2,153)
Forfeited	(555)	(9)
Non-vested as of March 31, 2016	838,426	$6,752

The Company’s compensation expense related to restricted stock was $1.0 million for the three months ended March 31, 2016 and March 31, 2015.  The unrecognized compensation cost of $4.5 million at March 31, 2016 is expected to be recognized over the next three years.

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

Stock option activity for the three months ended March 31, 2016 was as follows:

Options
Outstanding as of December 31, 2015	2,513,532
Granted	—
Exercised	(1,634,513)
Forfeited	(7,500)
Outstanding as of March 31, 2016	871,519
Vested as of March 31, 2016	871,519
Exercisable as of March 31, 2016	871,519

As of March 31, 2016 and December 31, 2015, the Company has recognized all compensation costs related to options granted.

Note 10. Earnings Per Share

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

The computations of basic and diluted income per share for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Numerator:
Net income to common shareholders	$4,009	$2,539
Net income allocated to participating securities - basic and diluted	59	25
Net income allocated to common shareholders - basic and diluted	3,950	2,514
Denominator:
Denominator for basic earnings per common share	46,447	46,770
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	46,447	46,770
Potentially dilutive securities - options	—	2,636
Potentially dilutive securities – restricted stock	—	—
Potentially dilutive securities - warrants	—	—
Total weighted average diluted shares	46,447	49,406
Earnings per common share
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three months ended March 31, 2016 and 2015 due to the fact that the results would be anti-dilutive.  Stock Options totaling 871,519 were not included in the computation of earnings per share for the three months ended March 31, 2016 due to the fact that the results would be anti-dilutive.

Note 11. Variable Interest Entities

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

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that we could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. VIEs that have been consolidated are disclosed in Note 7.

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	($ in thousands)
Unconsolidated VIE assets	$484,678	$483,581
Unconsolidated VIE liabilities	359,394	362,383
Equity interest included on the Consolidated Balance Sheet	23,903	23,910
Maximum risk of loss (1)	24,316	24,327

(1)

Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

Unconsolidated VIEs

In January 2015, NewStar closed a new managed credit fund, NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with European Union (“EU”) risk retention rules, the Company holds 5% of each class of notes in the securitization (vertical strip), totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company.  The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position; however, the Company has determined that it has a variable interest in the Clarendon Fund as it holds notes of the securitization.

In October 2015, NewStar acquired FOC Partners.  FOC Partners acts as an investment manager for six collateralized loan obligations and two sponsored funds and provides discretionary services to a series of separately managed accounts.  The Company has determined that it is not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however the Company has determined that it has a variable interest in the Secured Value sponsored fund as it holds approximately one percent of the interest of the fund.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	March 31, 2016	December 31, 2015
	($ in thousands)
Unused lines of credit	$280,283	$601,805
Standby letters of credit	8,745	8,696

Note 13. Total Return Swap

The Company was a participant in a Total Return Swap (“TRS”), which matured on March 31, 2016. We acted as the manager of the TRS and selected the specific loans to be subject to the TRS. The TRS did not qualify for hedge accounting treatment as it did not offset the risks of another investment position.

The underlying referenced loan portfolio of the TRS was primarily large, liquid, broadly syndicated senior secure floating rate loans with Citibank, N.A. as the counterparty. The TRS effectively added leverage to the Company's portfolio by providing economic benefits of the loans subject to the TRS, despite the fact that such loans were not directly owned the Company, in return for an interest-type payment to Citibank.

On December 4, 2014, NewStar TRS I LLC, a newly-formed wholly owned subsidiary of the Company, entered into the TRS.  The initial maximum market value (determined at the time such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million.  On December 15, 2014, we entered into an amendment to the TRS that increased the maximum value to

$125.0 million, on March 2, 2015, we entered into an amendment that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million.

Upon maturity of the TRS, the Company purchased $138.9 million of the loans in the referenced portfolio.  The majority of these loans were purchased to fund future CLOs of the Company and its wholly owned subsidiary NewStar Capital.  The Company recorded these loans at fair value which was determined by using the midpoint of the bid-ask spread provided by an independent third-party pricing service.

At March 31, 2016, the net receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations for the three months ended consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$2,355
TRS interest expense	—	848
Loss on TRS	—	(6,122)
Due to Citibank	(10,984)	—
TRS receivable	1,145	—

The TRS matured on March 31, 2016.   The cash collateral on deposit with Citibank as of March 31, 2016, was $11.9 million and will be used to net settle the loss reflected above.  The realized loss has been previously recognized in the consolidated statement of operations.

At December 31, 2015, the receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$8,667
TRS interest expense	—	2,652
Realized loss on TRS	(5,816)	(4,822)
TRS receivable	1,377	—

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated balance sheet, within other assets or liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as loss (gain) on total return swap.

As of December 31, 2015, the fair value of the underlying referenced portfolio was $155.6 million.

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of March 31, 2016 and December 31, 2015, the Company had cash collateral on deposit with Citibank of $11.9 million and $56.5 million, respectively.

The Company paid interest to Citibank for each loan at a rate equal to one-month LIBOR plus 1.60% per annum. Upon the termination or repayment of any loan under the TRS Agreement, the Company would deduct the appreciation of such loan's value from any interest owed to Citibank or pay the depreciation amount to Citibank in addition to remaining interest payments.

Note 14. Fair Value

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

Loans

Loans designated to Credit Funds managed by NewStar Capital are recorded at fair value on a recurring basis.  The Company has elected to apply the fair value option accounting to these loans which is consistent with the manner in which the Credit Funds are managed.  The fair value of these loans are based on third party pricing services.  These loans are classified as Level 2.

Total return swap

The fair value of the total return swap was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts.  The Company recorded the total return swap as Level 2.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the three months ended March 31, 2016, the Company recorded $4.1 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at March 31, 2016.

Loans held-for-sale

Loans held-for-sale are not recorded at fair value on a recurring basis, they are carried at either the lower of cost or fair value.  When fair value is determined to be the carrying value, the values are based on quoted prices, where available, or are determined by discounting estimated cash flows using model-based valuation techniques. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the three months ended March 31, 2016, the Company recorded a $3.7 million loss related to “Loans, held-for-sale” measured at fair value at March 31, 2016.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2016, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$89,687	$89,687
Loans	—	89,244	—	$89,244
Total assets recorded at fair value on a recurring basis	$—	$—	$89,687	$178,931
Nonrecurring Basis:
Collateral dependent impaired loans	$—	$—	$23,767	$23,767
Loans, held-for-sale	—	129,284	19,502	$148,786
Other real estate owned/repossessed assets	—	—	250	$250
Total assets recorded at fair value on a nonrecurring basis	$—	$129,284	$43,519	$172,803

At March 31, 2016, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement is obtained through a third party pricing service or by using internally developed financial models.

At March 31, 2016, “Loans” consisted of loans that the Company has designated to Credit Funds managed by NewStar Capital.  The fair value of these loans are obtained through a third party pricing service.

At March 31, 2016, “Collateral dependent impaired loans” measured at fair value on a nonrecurring basis consisted of impaired collateral-dependent commercial real estate loans. The fair values of these loans are based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis. During the three months ended March 31, 2016, the Company recorded $4.1 million of specific allowance for credit losses related to collateral dependent loans.

At March 31, 2016, “Loans, held-for-sale” measured at fair value on a nonrecurring basis consist of loans that have had credit downgrades and or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  During the three months ended March 31, 2016, the Company recorded a $3.7 million loss related to “Loans, held-for-sale” measured at fair value.

At March 31, 2016, “Other real estate owned/repossessed assets” measured at fair value on a nonrecurring basis consist of repossessed assets.  The fair value is based on third party appraisals of the underlying collateral value as well as the Company’s internal analysis.

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at March 31, 2016.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$89,687	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	23,767	Market comparables Valuation model	Cost to sell, Marketability discount	3% - 7% 5%-30%
Other real estate/repossessed assets	250	Appraisal	Cost to sell	3%- 7%
Total:	$113,704

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2015, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$94,177	$94,177
Total assets recorded at fair value on a recurring basis	$—	$—	$94,177	$94,177
Liabilities:
TRS	—	4,439	—	4,439
Total liabilities recorded at fair value on a recurring basis	$—	$4,439	$—	$4,439
Nonrecurring Basis:
Collateral dependent impaired loans	—	—	27,473	27,473
Loans, held-for-sale	—	140,151	—	140,151
Other real estate owned/repossessed assets	—	—	250	250
Total assets recorded at fair value on a nonrecurring basis	$—	$140,151	$27,723	$167,874

.

At December 31, 2015, “Investments in debt securities, available-for-sale” consisted of collateralized loan obligations. The fair value measurement was obtained through a third party pricing service or by using internally developed financial models.

At December 31, 2015, the “TRS” with Citibank which is included within Other liabilities on the consolidated balance sheet.  The TRS has a maximum notional amount of $175.0 million and is carried at an estimated fair value of $(4.4) million, comprised of $1.4 million of interest receivable and an unrealized loss of $5.8 million on the underlying loan portfolio.

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

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$94,177	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,473	Market comparables Valuation model	Cost to sell, Marketability discount	3% - 7% 5%-30%
Other real estate owned/repossessed assets	250	Appraisal	Cost to sell	3% - 7%
Total:	$121,900

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three months ended March 31, 2016 and 2015 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2015	$94,177
Total gains or losses (realized/unrealized)
Included in earnings	176
Included in other comprehensive income	(4,666)
Purchases	—
Issuances	—
Settlements	—
Balance as of March 31, 2016	$89,687

For the three months ended March 31, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	111
Included in other comprehensive income	185
Purchases	32,714
Issuances	—
Settlements	—
Balance as of March 31, 2015	$79,891

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$150,657	$150,657	$35,933	$35,933
Restricted cash	155,346	155,346	153,992	153,992
Cash collateral on deposit with custodian	19,442	19,442	61,081	61,081
Investments in debt securities available-for-sale	89,687	89,687	94,177	94,177
Loans held-for-sale, net	468,443	471,433	478,785	483,781
Loans and leases, net	3,029,315	3,012,180	3,134,072	3,147,117
Other assets	14,534	14,534	14,255	14,255
Financial liabilities:
Credit facilities, net	$538,512	$538,512	$832,686	$843,896
Term debt, net	2,044,931	2,027,384	1,821,519	1,819,344
Senior notes, net	372,560	342,000	372,153	368,600
Subordinated notes, net	235,855	283,999	209,509	266,857
Repurchase agreements, net	94,785	99,964	96,224	101,433
Other liabilities	—	—	4,439	4,439

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2016 and December 31, 2015. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, investments in debt securities available-for-sale, and financial information disclosed above.

			Fair Value Measurements
March 31, 2016	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,029,315	$3,012,180	$—	$89,244	$2,922,936
Loans held-for-sale, net	468,443	471,433	—	451,931	19,502
Other assets	14,534	14,534	—	—	14,534
Financial liabilities:
Credit facilities, net	538,512	538,512	—	538,512	—
Term debt securitizations, net	2,044,931	2,027,384	—	2,027,384	—
Repurchase agreements, net	94,785	99,964	—	99,964	—
Senior notes, net	372,560	342,000	—	342,000	—
Subordinated notes, net	235,855	283,999	—	—	283,999

			Fair Value Measurements
December 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,134,072	$3,147,117	$—	$—	$3,147,117
Loans held-for-sale, net	478,785	483,781	—	483,781	—
Other assets	14,255	14,255	—	—	14,255
Financial liabilities:
Credit facilities, net	832,686	843,896	—	843,896	—
Term debt securitizations, net	1,821,519	1,819,344	—	1,819,344	—
Repurchase agreements, net	96,224	101,433	—	101,433	—
Senior notes, net	372,153	368,600	—	368,600	—
Subordinated notes, net	209,509	266,857	—	—	266,857
Other liabilities	4,439	4,439		4,439

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

Loans at fair value:  The loans at fair value are based on third party pricing services.

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

Other assets/other liabilities: Comprised of non-public investments and the total return swap.  The non-public investments are carried at $14.5 million and $14.3 million, as of March 31, 2016 and December 31, 2015, respectively. These investments are in the form of warrants and are obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies warrants accounted for as derivatives as Level 3.  The total return swap is based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company classified the total return swap as Level 2.

Note 15. Segment Reporting

Beginning in 2016, the Company has two reportable segments, Commercial Lending and Asset Management. Segment information is derived from the internal reporting system utilized by management.  Revenues and expenses for segments reflect those revenue and expenses which can be specifically identified and have been assigned based on internally developed allocation methods. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of the Company as a whole.

Commercial Lending

The Commercial Lending segment provides a range of senior secured flexible debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

Asset Management

The Asset Management segment includes credit funds managed by the Company and NewStar Capital.  These credit funds focus on middle market loans, liquid tradeable credit and liquid loan strategies.

The following tables presents the statement of operations for the Company’s reportable segments:

	Three Months Ended March 31, 2016
	Commercial Lending	Asset Management	Consolidated Total

Net interest income:	$21,857	$662	$22,519
Provision for loan losses	17,713	—	17,713
Net interest income after provision	4,144	662	4,806
Noninterest income:
Management fees	—	3,047	3,047
Performance fees	—	394	394
Other lending fees	1,193	—	1,193
Other noninterest income (1)	14,630	(112)	14,518
Total noninterest income:	15,823	3,329	19,152
Non-interest expense	14,835	2,233	17,068
Income before income taxes	$5,132	$1,758	$6,890
Income tax expense			2,881
Net income			$4,009

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Three months ended March 31, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$17,828	$(413)	$17,415
Provision for loan losses	6,978	—	6,978
Net interest income after provision	10,850	(413)	10,437
Noninterest income:
Management fees	—	920	920
Performance fees	—	—	—
Other lending fees	1,158	—	1,158
Other noninterest income (2)	2,048	—	2,048
Total Noninterest income:	3,206	920	4,126
Non-interest expense	9,886	346	10,232
Income before income taxes	$4,170	$161	$4,331
Income tax expense			1,792
Net income			$2,539

(2)	Includes fair value adjustment on Loans held-for-sale.

March 31, 2016	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross	$3,073,327	$89,244	$3,162,571
Loans held-for-sale, gross	475,383	—	475,383
Investments in debt securities, available for sale, net of mark	—	96,288	96,288
Other assets	234,593	39,109	273,702
Total Balance Sheet Assets	3,783,303	224,641	4,007,944
Illiquid Credit funds *	—	818,627	818,627
Liquid/Tradeable Credit *	—	2,067,040	2,067,040
Total Assets	3,783,303	3,110,308	6,893,611
Less: Other assets	(234,593)	(39,109)	(273,702)
Total Managed Assets	$3,548,710	$3,071,199	$6,619,909

December 31, 2015	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross	$3,243,580	$-	$3,243,580
Loans held-for-sale, gross	485,874	—	485,874
Investments in debt securities, available for sale, net of mark	—	100,942	100,942
Other assets	205,256	15,731	220,987
Total Balance Sheet Assets	3,934,710	116,673	4,051,383
Illiquid Credit funds *	—	824,573	824,573
Liquid/Tradeable Credit *	—	2,294,497	2,294,497
Total Assets	3,934,710	3,235,743	7,170,453
Less: Other assets	(205,256)	(15,731)	(220,987)
Total Managed Assets	$3,729,454	$3,220,012	$6,949,466

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not Assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

Note 16. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three months ended March 31, 2016, the Clarendon Fund’s collateral management fee was $0.5 million and for the three months ended March 31, 2015, the Clarendon Fund’s collateral management fee was $0.4 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three months ended March 31, 2016, the Arlington Program’s collateral management fee was $0.5 million, and for the three months ended March 31, 2015, the Arlington Program’s collateral management fee was $0.5 million.

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors. For the three months ended March 31, 2016, the Fund paid the Company $0.04 million and for the three months ended March 31, 2015, the Fund paid the Company $0.01 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

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

We target our marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks, and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we target companies with business operations across a broad range of industry sectors. We employ highly experienced bankers, marketing officers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

The Company’s emphasis on direct origination is an important aspect of our marketing and credit strategy. The Company’s national network is designed around specialized origination channels intended to generate a large set of potential lending opportunities. That allows the Company to be highly selective in our credit process and to allocate capital to market segments that we believe represent the most attractive opportunities. Our direct origination network also generates proprietary lending opportunities with yield characteristics that we believe would not otherwise be available through intermediaries. In addition, direct origination provides us with direct access to management teams and enhances our ability to conduct detailed due diligence and credit analysis of prospective borrowers. It also allows us to negotiate transaction terms directly with borrowers and, as a result, advise our customers’ financial strategies and capital structures, which we believe benefits our credit performance.

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

Beginning in January 2016, the Company’s operations were divided into two reportable segments that represent its core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment provides a range of senior secured flexible debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers;

The Asset Management segment provides opportunities for qualified institutions to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

Market Conditions

Market conditions in segments of the loan market we target were mixed in the first quarter as volume declined compared to last quarter while pricing continued to improve. According to Thomson Reuters, overall middle market loan volume in the first quarter was $23 billion versus $40 billion last quarter and $30 billion in the same period last year. The volume represented by new middle market transactions, as opposed to refinancing transactions, decreased in the first quarter to $11.8 billion from $15.9 billion in the prior quarter and $13.3 billion in the same period last year. Refinancing volume decreased in the first quarter to $10.8 billion from $24.4 billion in the prior quarter and $16.7 billion in the same period last year. As a percentage of total middle market volume, new transactions increased to 52% versus 39% last quarter and 44% in the same period last year.

The pricing environment in our target markets improved through the second half of last year and continued to improve through the first quarter as loan yields in both the large corporate market and middle market increased.  Large corporate loan yields were up to 6.2% in the first quarter from 5.8% last quarter and from 5.6% in the same quarter last year.  Middle market loan yields were up to 7.3% in the first quarter from 7.1% last quarter and from 6.7% in the same quarter last year, continuing to exhibit a premium versus large corporate loans. With most of the new money flowing into the loan market from CLO issuance and retail loan funds targeted for broadly syndicated loans, we believe that market conditions will continue to be more challenging for large corporate lenders and that the middle market will continue to compare favorably.

Our specialized lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  As the pricing environment for larger, more liquid loans was less attractive in the first quarter, we continued to emphasize direct lending to smaller companies during the quarter.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets continued to face headwinds in the first quarter as broader market uncertainty, softening CLO equity demand and regulatory constraints weighed on CLO pricing and volume.  Conditions have improved somewhat in the back half of the first quarter, however, and we believe conditions will improve throughout 2016 as industry-specific concerns are addressed and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Despite increasing momentum in February and March of 2016, new U.S. CLO issuance in the first quarter was slow at approximately $8 billion, a 72% decrease versus the same quarter last year. Total U.S. CLO issuance in 2015, 2014 and 2013 was approximately $99 billion, $124 billion and $81 billion, respectively. Due to interest rate uncertainty, industry-specific loan concerns and regulatory constraints, CLO credit spreads experienced upward movement in the second half of 2015 but have improved slightly in 2016.  We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate/return expectations and resolve regulatory issues. Despite this trend in the pricing environment, we believe that market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains stable as more banks have begun to provide this type of financing and existing providers have increased their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Despite these factors being generally less favorable than past quarters, we originated $300 million of new loans and leases at attractive yields in the first quarter, down from $705 million last quarter and $609 million from the same quarter in the prior year. With pricing widening, leverage remaining below the broader loan market, and equity contributions increasing, conditions in our primary target markets continued to remain favorable relative to the broader loan market in which larger corporations typically borrow from syndicates of banks and loans are issued, priced and traded in a bond-style market that is more highly correlated with the high yield debt market. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2016 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

Sale of NewStar Business Credit, LLC

On March 31, 2016, NewStar Financial entered into a Unit Purchase Agreement with a third party to sell all of the outstanding membership interests in NewStar Business Credit LLC (“Business Credit”).  The net purchase price paid at closing by the purchaser to us was approximately $112.0 million, net of repayment of Business Credit indebtedness (estimated to be approximately $237.9 million in the aggregate) and transaction fees and expenses. The purchase price was approximately 1.27x book value and reflected a premium of approximately 6% of gross loan receivables. The Company recognized a gain of $22.5 million during the three months ended March 31, 2016.  The cash proceeds from the transaction added significantly to our liquidity position.  The additional liquidity allows us to re-invest in higher-margin, core lending and asset management businesses, which we believe will position us to capitalize on favorable market trends, including a reduction in our leveraged lending activity and growing interest among institutional investors in middle market private debt.   Business Credit was acquired in late 2010 from American Capital and expanded significantly over the last five years.  The sale reduced loans by approximately $331 million as of March 31, 2016.  Business Credit employed 26 people who were involved either within the credit organization or held operations roles.

Credit Facilities

On March 28, 2016, we entered into a $375 million note purchase agreement with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) under the terms of which Credit Suisse and NewStar Capital agreed to provide financing to purchase collateral debt obligations upon the instruction of NewStar Capital.  Interest on this facility accrues at a variable rate per annum. The notes mature on March 28, 2017.

On March 31, 2016, in connection with the sale of Business Credit, the $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) and a $165 million credit facility with a syndicate of lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) were each paid in full and the credit facilities were terminated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NewStar’s basic and diluted income per share for the three months ended March 31, 2016 was $0.09, on net income of $4.0 million, compared to basic and diluted income per share for the three months ended March 31, 2015 of $0.05 on a net income of $2.5 million. Our managed portfolio was $6.6 billion at March 31, 2016 compared to $6.9 billion at December 31, 2015.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.28% and 6.00% for the three months ended March 31, 2016 and 2015, respectively.  The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to March 31, 2015.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.21% for the three months ended March 31, 2016 and 2.51% for the three months ended March 31, 2015. The primary factor impacting net interest margin for the three months ended March 31, 2016 was due to higher interest expense associated with our Senior and Subordinated Notes and a reduction of amortization of deferred loans fees due to lower prepayments.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.68% for the three months ended March 31, 2016 and 1.44% for the three months ended March 31, 2015. The increase for the three months ended March 31, 2016 as compared to three months ended March 31, 2015 was primarily related to an increase in compensation expense of $3.9 million due to the acquisition of NewStar Capital and an increase of $2.5 million primarily related to strategic initiative costs associated with the sale of Business Credit.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 40.96% for the three months ended March 31, 2016 and 47.50% for the three months ended March 31, 2015.  The decrease in our efficiency ratio for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily related to non-interest income activity.  During the three months ended March 31, 2016, we sold Business Credit which resulted in a gain of $22.5 million, and asset management income increased $2.5 million from the same period in the previous year as a result of the acquisition of NewStar Capital.  This was offset by $3.7 million of losses related to fair value adjustments to loans-held-for sale and an additional loss of $6.1 million on the TRS portfolio. Our efficiency ratio was further impacted by an increase in operating expenses primarily related to compensation costs and strategic initiative costs of $2.5 million.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale and fair value portfolios, was 2.19% at March 31, 2016 and 1.81% as of December 31, 2015. The increase in the allowance for credit losses ratio from December 31, 2015 is primarily due to an increase in the specific allowance related to the deterioration of four credits. Despite the elevated level of credit costs, during the three months ended March 31 2016, we do not believe it represents a signal of broader credit deterioration.  Each situation reflected a unique set of facts and circumstances that drove the timing and amount of losses recognized in the quarter. During the three months ended March 31, 2016, we recorded $16.6 million of specific provision for credit losses on impaired loans and had charge offs on these loans totaling $7.3 million.  At March 31, 2016, the specific allowance for credit losses was $37.3  million, and the general allowance for credit losses was $30.0 million. At December 31, 2015, the specific allowance for credit losses was $26.8 million, and the general allowance for credit losses was $31.9 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.60% as of March 31, 2016 as compared to 0.84% as of December 31, 2015. We had delinquent loans with an outstanding balance of $18.9 million and $27.2 million as of March 31, 2016 and December 31, 2015, respectively. The decrease is due to a $5.0 million charge off and a $2.1 million pay down during the three months ended March 31, 2016.  We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due is defined as, total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. At March 31, 2016, we did not have any delinquent accruing loans.  At December 31, 2015, we had one loan in this category past its stated maturity that we are in the process of amending, with a balance of $8.5 million.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.62% as of March 31, 2016 and 3.43% as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of non-accrual loans was $114.5 million and $111.3 million, respectively and total outstanding loans and leases held for investment was $3.2 billion at March 31, 2016 and December 31, 2015.  We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status and other real estate owned, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.63% as of March 31, 2016 and 3.44% as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the sum of the aggregate outstanding balance of non-performing assets was $114.7 million and $111.5 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.93% for the three months ended March 31, 2016. During the three months ended March 31, 2016, we had charge offs of $7.3 million, $5.0 million related to a rapidly developing credit event, $1.1 million related to the final resolution of a legacy loan and $1.3 million on commercial real estate loans that were reclassified as loans held-for-sale. We did not have any charge offs during the three months ended March 31, 2015.   We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 0.76% for the three months ended March 31, 2016.  We had charge offs of $7.3 million for the three months ended March 31, 2016.  We did not have any charge offs for the three months ended March 31, 2015. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.40% for the three months ended March 31, 2016 and 0.36% for the three months ended March 31, 2015.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.46% for the three months ended March 31, 2016 and 1.57% for the three months ended March 31, 2015.

Review of Consolidated Results

A summary of NewStar Financial’s consolidated financial results for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Net interest income:
Interest income	$61,952	$39,749
Interest expense	39,433	22,334
Net interest income	22,519	17,415
Provision for credit losses	17,713	6,978
Net interest income after provision for credit losses	4,806	10,437
Non-interest income (loss):
Asset management income	3,441	920
Fee income	1,193	1,158
Realized loss on derivatives	(7)	(9)
Realized loss on sale of loans, net	(107)	(15)
Other miscellaneous income (expense), net	1,850	869
(Loss) gain on total return swap	(6,062)	1,203
Loss on loans held- for- sale	(3,667)	-
Gain on sale of Business Credit	22,511	-
Total non-interest income	19,152	4,126
Operating expenses:
Compensation and benefits	10,638	6,733
General and administrative expenses	6,430	3,499
Total operating expenses	17,068	10,232
Income before income taxes	6,890	4,331
Income tax expense	2,881	1,792
Net income	4,009	2,539

Comparison of the Three Months Ended March 31, 2016 and 2015

Interest income. Interest income increased $22.2 million, to $62.0 million for the three months ended March 31, 2016 from $39.7 million for the three months ended March 31, 2015. The increase was primarily due to an increase in average balance of our interest earning assets to $4.1 billion from $2.8 billion primarily due to new loan origination subsequent to the three months ended March 31, 2015 and an increase in the yield on average interest earning assets to 6.08% from 5.72%.

Interest expense. Interest expense increased $17.1 million, to $39.4 million for the three months ended March 31, 2016 from $22.3 million for the three months ended March 31, 2015. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $3.5 million from $2.2 billion, and an increase in the average cost of funds to 4.56% from 4.11%, primarily due to the increased borrowing under the Subordinated Notes and Senior Notes.

Net interest margin. Net interest margin decreased to 2.21% for the three months ended March 31, 2016 from 2.51% for the three months ended March 31, 2015. The decrease in net interest margin was primarily due to higher interest expense associated with our Subordinated Notes and Senior Notes and a reduction in amortization of deferred loan fees to lower prepayments.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,099,105	$61,952	6.08%	$2,817,452	$39,749	5.72%
Total interest bearing liabilities	3,475,454	39,433	4.56%	2,205,096	22,334	4.11%
Net interest spread		$22,519	1.52%		$17,415	1.61%
Net interest margin			2.21%			2.51%

Provision for credit losses. The provision for credit losses increased $10.7 million to $17.7 million for the three months ended March 31, 2016 from $7.0 million for the three months ended March 31, 2015. The increase in the provision was primarily due to an increase of $16.6 million of specific provisions recorded during the three months ended March 31, 2016, which was the result of deterioration of four credits.  In addition, the Company transferred three commercial real estate loans to loans held-for-sale which resulted in an additional $1.0 million of provision expense.  During the three months ended March 31, 2015, we recorded net specific provisions for impaired loans of $3.0 million. Our general allowance for credit losses covers probable losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

For Leveraged Finance loans and Equipment Finance products, the data set used to construct probabilities of default in the Company’s allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.

Prior to the sale of Business Credit, the Company utilized a proprietary model to risk rate the asset based loans on a monthly basis. This model captured the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company also evaluated historical loss trends by risk rating from a comprehensive industry database that covered more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve was adjusted to reflect the historical average for expected loss from the industry database.

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

The Company periodically reviews its allowance for credit loss methodology to assess any necessary adjustments based upon changing economic and capital market conditions. If the Company determines that changes in its allowance for credit losses methodology are advisable, as a result of changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. At December 31, 2015 the Company enhanced its approach for determining the expected exposure at default to more precisely reflect loan and lease exposures. Actual losses under the Company’s current or any revised allowance methodology may differ materially from the Company’s estimate.

Additionally, when determining the amount of the general allowance, the Company supplements the base amount with an environmental reserve amount which is governed by a score card system comprised of seven risk factors. The risk factors are designed based on those outlined in the Comptrollers of the Currency’s Allowance for Loan and Lease Losses Handbook. In 2015, the scoring system of the environmental reserve risk factors was recalibrated to align with the enhancement made to the approach for determining the exposure at default. The Company also performs a ratio analysis of comparable money center banks, regional banks and finance companies. While the Company does not rely on this peer group comparison to set the level of allowance for credit losses, use of the peer group does assist management in identifying market trends and serves as an overall reasonableness check on the allowance for credit losses computation.

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

Impaired loans at March 31, 2016 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of March 31, 2016, we had impaired loans and leases with an aggregate outstanding balance of $214.6 million. Included in the impaired loans balance was one loan retained from the Business Credit portfolio with a balance of $12.5 million, and a specific reserve of $1.1 million.  Impaired loans with an aggregate outstanding balance of $181.2 million have been restructured and classified as troubled debt restructurings. At March 31, 2016, the Company had a $37.3 million specific allowance for impaired loans with an aggregate outstanding balance of $161.8 million. As of March 31, 2016, we had one restructured impaired loan which had an outstanding balance greater than $20 million and two restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $15.1 million, to $19.2 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015. The increase in non-interest income was primarily as result of a $22.5 million gain on the sale of Business Credit and an increase of $2.5 million in asset management fees, offset by a $3.7 million loss recognized on loans held-for-sale and a $6.1 million loss on the TRS portfolio.

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

Operating expenses. Operating expenses increased $6.8 million, to $17.0 million for the three months ended March 31, 2016 from $10.2 million for the three months ended March 31, 2015. Compensation and benefits expense increased $3.9 million primarily due to the acquisition of NewStar Capital.  General and administrative expenses increased $2.8 million primarily as a result of the sale of Business Credit.

Income taxes. For the three months ended March 31, 2016 and 2015, we provided for income taxes based on an effective tax rate of 42% and 41%, respectively.

As of March 31, 2016 and December 31, 2015, we had net deferred tax assets of $33.7 million. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at March 31, 2016. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of March 31, 2016. As of March 31, 2016, our deferred tax asset was primarily comprised of $33.1 million related to our allowance for credit losses and $11.1 million related to equity compensation, which was partially offset by deferred tax liabilities of $13.1 million related to our Equipment Finance portfolio.

Segment Reporting

NewStar manages its operations through two business segments, Commercial Lending and Asset Management.

Commercial Lending

The Commercial Lending segment provides a range of senior secured flexible debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	March 31, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross	$3,073,327	$3,243,580
Loans held-for-sale, gross	475,383	485,874
Total Commercial Lending Assets	$3,548,710	$3,729,454

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Three Months Ended
	March 31, 2016	March 31, 2015

Net interest income:	$21,857	$17,828
Provision for loan losses	17,713	6,978
Net interest income after provision	4,144	10,850
Noninterest income:
Other lending fees	1,193	1,158
Other noninterest income	14,630	2,048
Total noninterest income:	15,823	3,206
Non-interest expense	14,835	9,886
Income before income taxes	$5,132	$4,170

The Commercial Lending segment reported income before taxes of $5.1 million for the three months ended March 31, 2016, compared to $4.2 million, for the same periods in 2015.  Net interest income increased $4.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of an increase in average interest earning assets balances.  The provision for loan loss amounted to $17.7 million for the three months ended March 31, 2016 compared to $7.0 million for the three months ended March 31, 2015.  The increase in the provision for loan losses centered around the deterioration of four impaired loans, as well as the transfer of three commercial loans that were transferred to loans-held-sale that required an additional $1.0 million in provision expense.  Noninterest income derived from the Commercial Lending segment totaled $15.8 million, for the three months ended March 31, 2016, up by $12.6 million from the three months ended March 31, 2015.  Excluding the gain on sale of Business Credit of $22.5 million, noninterest income decreased $3.5 million from the same period in 2015.  The decrease in noninterest expense was due to a loss of $3.7 million recognized on loans held for sale and a loss of $6.1 million on the total return swap.  Commercial Lending noninterest expenses for the three months ended March 31, 2016 were up by $4.9 million, from the same period in 2015.  Approximately, $2.5 million of the increase was transaction costs related to the sale of Business Credit.  The remaining increase in noninterest expense was largely attributed to the increase in compensation and benefits.

Asset Management

The Asset Management segment includes credit funds managed by the Company and NewStar Capital.  These credit funds focus on middle market loans, liquid tradeable credit and liquid loan strategies.

The following table sets forth selected information with respect to assets within the Asset Management segment.

	March 31, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross	$89,244	$-
Investments in debt securities, available-for-sale	96,288	100,942
Illiquid Credit *	818,627	824,573
Liquid/Tradeable Credit *	2,067,040	2,294,497
Total Asset Management Assets	$3,071,199	$3,220,012

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not Assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

	Three months ended
	March 31, 2016	March 31, 2015
	($ in thousands)
Net interest income	$662	$(413)
Provision for loan losses	—	—
Net interest income after provision	662	(413)
Noninterest income:
Management fees	3,047	920
Performance fees	394	—
Other noninterest income (1)	(112)	—
Total Noninterest income:	3,329	920
Non-interest expense	2,233	346
Income before income taxes	$1,758	$161

(1) Includes mark to mark adjustment on fair value portfolio.

The Asset Management segment reported net income of $1.8 million for the three months ended March 31, 2016, compared to $0.2 million for the same period in 2015. Noninterest income derived from the Asset Management was $3.3 million for the three months ended March 31, 2016, up by $2.4 million, compared to the same period in 2015.  This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015.  Average AUM increased 96% from the same period in 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. In addition, we had $468.4 million in net loans held-for-sale on our balance sheet at March 31, 2016, which we have the ability to sell to generate additional liquidity. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the first quarter, the U.S. economy continued to exhibit slow growth while showing stable-to-positive signals from most leading economic indicators.  While uncertainty remains surrounding China’s economic condition, the Fed’s monetary policy and commodity prices, the first quarter saw stable signals in housing and inflation and positive signals in manufacturing, labor and a rebound in equities. We expect stable trends and slow-to-modest growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. While the securitization market for loans (the CLO market) faces some volume and pricing pressure due to industry-specific loan concerns and lingering regulatory uncertainty, the market remains supportive for experienced CLO issuers such as NewStar. We believe that the CLO market, which the Company partially relies upon for funding, will stabilize in 2016, as investors gain comfort with these issues. In addition, we believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of March 31, 2016 and December 31, 2015, we had $150.7 million and $35.9 million, respectively, in cash and cash equivalents. The larger cash balance at March 31, 2016 is primarily attributable to the proceeds from the sale of Business Credit.  We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $155.3 million and $154.0 million of restricted cash as of March 31, 2016 and December 31, 2015, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of March 31, 2016, we could use $58.7 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at March 31, 2016.

Cash Collateral on Deposit with Custodian

We had $19.4 million and $61.1 million of cash collateral posted with custodians at March 31, 2016 and December 31, 2015, respectively.  These amounts represent cash posted as collateral to enhance the credit quality of the underlying referenced portfolio of loans in our total return swap and repurchase agreements.  At March 31, 2016, when our TRS matured, we had $11.9 million posted related to the TRS with Citibank.  This cash collateral will be used to fund the loss realized on the portfolio.  The realized loss has been fully recognized in the consolidated statement of operations.  Additionally, we had $7.1 million posted against our JP Morgan Chase Bank repurchase agreement, $0.3 million posted against our Citibank Global Markets repurchase agreement and $0.2 million posted against our Natixis repurchase agreement. At December 31, 2015,  $56.7 million cash collateral was posted against our TRS with Citibank and $4.6 million was posted against our JP Morgan Chase Bank repurchase agreement. The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuate with the change in the market.

Investment in Debt Securities, Available- for- Sale

   The fair value of investment in debt securities, available for sale is based on quoted prices received from third-parties. Our investment in debt securities, available for sale are considered Level 3. During the three months ended March 31, 2016 and 2015, we did not purchase or sell any investment in debt securities available-for-sale.

At March 31, 2016, the fair value of investment in debt securities, available for sale was $89.7 million with a net unrealized loss of $14.7 million, compared to a fair value of $94.2 million and an unrealized loss of $10.1 million at December 31, 2015

As a result of our evaluation of the securities, we concluded that the unrealized losses at March 31, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At March 31, 2016, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including credit funds managed by the Company). At March 31, 2016 loans held-for-sale, consisted of $475.4 million of leveraged finance loans.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of March 31, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$475,383	$485,874
Gross loans held-for-sale	475,383	485,874
Deferred loan fees, net	(6,940)	(7,089)
Total loans held-for-sale, net	$468,443	$478,785

At March 31, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $439.7 million that were intended to be sold to credit funds managed by the Company.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present and the overcollateralization ratio is (or was previously) out of compliance with the target, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of March 31, 2016, we had impaired loans and leases with a balance of $214.6 million. Impaired loans with an aggregate outstanding balance of $181.2 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $114.5 million were on non-accrual status. During the three months ended March 31, 2016, we had charge-offs totaling $7.3 million of impaired loans. Impaired loans of $18.9 million were greater than 60 days past due and classified as delinquent. During the three months ended March 31, 2016, we recorded $16.6 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.8 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of March 31, 2016 and December 31, 2015 was $66.9 million and $58.3 million, respectively, or 2.18% and 1.80% of loans and leases, gross, respectively. As of March 31, 2016, we also had a $0.4 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.19% .

The allowance for credit losses is based on a review of the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third-party data believed to be reflective of the underlying credit losses being estimated.

It is the Company’s policy to record a specific provision for credit losses for all loans which we have identified impairments during the reporting period.  We may charge-off the portion of the loan for which a specific provision was recorded. All of these loans are classified as impaired (if they have not been so classified already as a result of a troubled debt restructuring) and are disclosed in the Allowance for Credit Losses footnote to the financial statements.

Activity in the allowance for loan losses for the three months ended March 31, 2016 and for the year ended December 31, 2015 was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	($ in thousands)
Balance as of beginning of period	$58,259	$42,983
General provision for loan and lease losses	1,114	9,135
Specific provision for loan losses	16,642	9,495
Net charge offs	(7,328)	(3,354)
Reversal due to sale of Business Credit	(1,819)	-
Balance as of end of period	66,868	58,259
Allowance for losses on unfunded loan commitments	424	467
Allowance for credit losses	$67,292	$58,726

During the three months ended March 31, 2016 we recorded a total provision for credit losses of $17.7 million. The Company increased its allowance for credit losses to 2.19% of gross loans at March 31, 2016 compared to 1.81% at December 31, 2015.

Borrowings and Liquidity

As of March 31, 2016 and December 31, 2015, we had net outstanding borrowings totaling $3.3 billion. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of March 31, 2016 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$1,265,000	$547,953	$717,047	2015-2020
Term debt securitizations(1)	2,071,153	2,063,153	8,000	2022-2027
Repurchase agreements	95,247	95,247	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	300,000	—	2024
Total	$4,111,400	$3,386,353	$725,047

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants in our debt facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At March 31, 2016, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of March 31, 2016 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $565 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $375 million credit facility, consisting of a $350 million line of credit with Credit Suisse AG, Cayman Island Branch (“Credit Suisse”) and a $25 million line of credit with NewStar Capital, to provide financing to purchase collateral debt obligations at the instruction of NewStar Capital, (iii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

We have a $565.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $272.1 million and unamortized deferred financing fees of $7.1 million as of March 31,

2016. On January 26, 2016 and February 11, 2016, we entered into amendments to this facility which, among other things, increased the commitment amount from $475.0 million to $565.0 million and extended the maturity date to August 10, 2020. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

We have a $375.0 million note purchase agreement with Credit Suisse and NewStar Capital under the terms of which Credit Suisse and NewStar Capital agreed to provide financing to a CLO to purchase collateral debt obligations upon the instruction of NewStar Capital.  NewStar Capital’s commitment under the line of credit is $25 million, which is subordinate in right of payment to Credit Suisse’s $350 million commitment.  The credit facility had an outstanding balance of $65.0 million and no deferred financing fees as of March 31, 2016. Interest on this facility accrues at a variable rate per annum. Advances under the lines of credit may be drawn, repaid and drawn again, subject to availability under a borrowing base.  The notes mature on March 28, 2017.

We have a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $194.0 million and unamortized deferred financing fees of $1.5 million as of March 31, 2016. On August 5, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $250.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $16.9 and unamortized deferred financing fees of $0.8 million as of March 31, 2016. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

On March 31, 2016, the Company sold its membership interest in NewStar Business Credit LLC (“Business Credit”).  In connection with the sale, all outstanding indebtedness of Business Credit was repaid, including amounts outstanding under the $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0, and the $165 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated. In connection with the termination of the credit facilities, we accelerated and recognized deferred financing fees of $1.8 million during the three months ended March 31, 2016.

Senior notes

On April 22, 2015, we issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, we issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015 were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. We repaid in full our corporate credit facility with Fortress Credit Corp. with a portion of the net proceeds from the April notes offering. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding and any such redemption occurs within 180 days following the closing of any such public equity offering. Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of March 31, 2016, unamortized deferred financing fees were $6.7 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions as detailed therein, the indenture relating to the 2020 Notes restricts our ability to incur additional Non Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto, our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Our Consolidated Non-Funding Debt to Equity Ratio is defined, as the ratio of our Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to our Consolidated Stockholders Equity (as defined in the indenture).  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest.  At March 31, 2016 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During 2015, we drew an additional $75 million of Subordinated Notes.  We drew the remaining $25 million in January. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $58.8 million as of March 31, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of March 31, 2016, unamortized deferred financing fees were $5.4 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. We are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

2007-1 CLO Trust.  In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At March 31, 2016, the $125.7 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $179.7 million. At March 31, 2016, deferred financing fees were expensed in full.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

During 2009, Moody’s downgraded all of the notes of the 2007-1 CLO Trust. As a result of the downgrade, amortization of the 2007-1 CLO Trust changed from pro rata to sequential, resulting in scheduled principal payments thereafter made in order of the notes’ seniority until all available funds are exhausted for each payment.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (S&P/Moody’s/ Fitch)(1)
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$17,021	0.24%	AAA/Aaa/AAA
Class A-2	100,000	5,354	0.26%	AAA/Aaa/AAA
Class B	24,000	24,000	0.55%	AA+/Aa1/AA
Class C	58,500	58,293	1.30%	A-/A2/A
Class D	27,000	21,000	2.30%	BBB-/Baa2/BBB+
Total notes	546,000	125,668
Class E (trust certificates)	29,100	29,100	N/A	CCC-/Ba3/BB
Class F (trust certificates)	24,900	24,900	N/A	N/A
Total for 2007-1 CLO Trust	$600,000	$179,668

(1)	These ratings were initially given in June 2007, are unaudited and are subject to change from time to time.

2012-2 CLO.  On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At March 31, 2016, the $279.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $325.9 million. At March 31, 2016, deferred financing fees were $1.3 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (Moody’s/S&P) (1)
	($ in thousands)
2012-2 CLO
Class A	$190,700	$190,700	1.90%	Aaa/AAA
Class B	26,000	26,000	3.25%	Aa2/N/A
Class C	35,200	35,200	4.25%	A2/N/A
Class D	11,400	11,400	6.25%	Baa2/N/A
Class E	16,300	16,300	6.75%	Ba1/N/A
Total notes	279,600	279,600
Class F	24,100	24,100	N/A	B2/N/A
Subordinated notes	22,183	22,183	N/A	N/A
Total for 2012-2 CLO	$325,883	$325,883

(1)	These ratings were initially given in December 2012, are unaudited and are subject to change from time to time.

2013-1 CLO.  On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class

G notes, and subordinated notes. At March 31, 2016, the $330.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $392.0 million. At March 31, 2016, deferred financing fees were $3.3 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (S&P/Moody’s) (2)
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65%	AAA/Aaa
Class A-R	35,000	27,000	(1)	AAA/Aaa
Class B	38,000	38,000	2.30%	AA/N/A
Class C	36,000	36,000	3.80%	A/N/A
Class D	21,000	21,000	4.55%	BBB/N/A
Class E	6,000	6,000	5.30%	BBB-/N/A
Total notes	338,600	330,600
Class F	17,400	17,400	N/A	N/A
Class G	15,200	15,200	N/A	N/A
Subordinated notes	28,800	28,800	N/A	N/A
Total for 2013-1 CLO	$400,000	$392,000

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

2014-1 CLO.  On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At March 31, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At March 31, 2016, deferred financing fees were $2.4 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (Moody’s) (2)
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%	Aaa
Class B-1	20,000	20,000	2.60%	Aa2
Class B-2	13,250	13,250	(1)	Aa2
Class C	30,250	30,250	3.60%	A2
Class D	23,500	23,500	4.75%	Baa3
Total notes	289,500	289,500
Class E	18,500	18,500	N/A	N/A
Class F	14,000	14,000	N/A	N/A
Subordinated notes	26,375	26,375	N/A	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.
(2)	These ratings were initially given in April 2014, are unaudited and are subject to change from time to time.

2015-1 CLO.  On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At March 31, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At March 31, 2016, deferred financing fees were $3.8 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%	Aaa/AAA
Class A-2	35,000	35,000	(1)	Aaa/AAA
Class B	50,000	50,000	2.80%	Aa2/ N/A
Class C	38,500	38,500	3.85%	A2/N/A
Class D	33,250	33,250	5.50%	Baa3/N/A
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.
(2)	These ratings were initially given in March 2015, are unaudited and are subject to change from time to time.

2015-1 ABS.  On September 1, 2015, NewStar Equipment Finance I, LLC, our subsidiary, completed a static asset-backed securitization transaction through a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-

1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. We remain the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. We retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At March 31, 2016, the $44.0 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $84.6 million.  At March 31, 2016, deferred financing fees were $1.2 million.

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

 The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (DBRS) (1)
	($ in thousands)
2015-1 ABS
Class A	$70,046	$44,034	3.27%	AA
Total notes	70,046	44,034
Class B (retained)	12,809	12,809	5.43%	A/(low)
Subordinated notes	27,755	27,755	N/A	N/A
Total for 2015-1 ABS	$110,610	$84,598
(1)	These ratings were initially given in September 2015, are unaudited and are subject to change from time to time.

2015-2 CLO.  On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At March 31, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At March 31, 2016, deferred financing fees were $3.4 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

 The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%	Aaa/AAA
Class A-2	23,000	23,000	(1)	Aaa/AAA
Class B	40,000	40,000	2.90%	Aa2/ N/A
Class C	26,250	26,250	3.95%	A2/N/A
Class D	28,500	28,500	5.25%	Baa3/N/A
Class E	5,000	5,000	7.50%	Ba3/N/A
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%	Ba3/N/A
Subordinated notes	46,806	46,806	N/A	N/A
Total for 2015-2 CLO	$397,806	$397,806

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.
(2)	These ratings were initially given in August 2015, are unaudited and are subject to change from time to time.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests and, the Class D and Class E notes. At March 31, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At March 31, 2016, deferred financing fees were $2.7 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance March 31, 2016	Borrowing spread to LIBOR	Ratings (Moody’s/Fitch) (2)
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%	Aaa/AAA
Class A-2	20,000	20,000	(1)	Aaa/AAA
Class B	36,750	36,750	3.75%	Aa2/ N/A
Class C	22,500	22,500	5.40%	A2/N/A
Total notes	255,750	255,750
Class D (retained)	23,750	23,750	5.50%	Baa3/N/A
Class E (retained)	23,000	23,000	7.50%	Ba3/N/A
Subordinated notes	45,506	45,506	N/A	N/A
Total for 2016-1 CLO	$348,006	$348,006

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.
(2)	These ratings were initially given in February 2016, are unaudited and are subject to change from time to time.

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

Repurchase Agreements

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released

$41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.44% as of March 31, 2016. As of March 31, 2016, unamortized deferred financing fees were $0.5 million and the outstanding balance was $42.0 million. During the three months ended March 31, 2016, we made principal payments totaling $0.2 million.

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, there was no balance under the Deutsche Bank Repurchase Agreement. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $14.8 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $37.1 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of March 31, 2016, the outstanding balance was $1.4 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program, of which approximately $4.9 million then remained available for repurchase, to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of the amount remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.  As of March 31, 2016, the Company had repurchased 137,165 shares of common stock at a weighted average price per share of $7.36.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At March 31, 2016, we had $280.3 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At March 31, 2016, we had $8.7 million of standby letters of credit.

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enabled us, through a wholly owned financing subsidiary NewStar TRS I LLC, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans would not be directly owned by us, in return for an interest payment to Citibank.  The underlying loan portfolio of the TRS was typically large, liquid broadly syndicated loans. We acted as the manager of the TRS and selected the specific loans to be subject to the TRS. The TRS did not qualify for hedge accounting treatment as it did not offset the risks of another investment position. The initial maximum market value (determined at the time such loans became subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On December 15, 2014, we entered into an amendment to the TRS that increased the maximum value to $125.0 million.  On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million. Interest accrued at one-month LIBOR+1.60% per annum. We were required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements.  On March 31, 2016, the TRS matured.  At maturity we purchased approximately $138.9 million of the loans that were referenced by the TRS. The majority of these loans were purchased to fund future CLOs.

As of March 31, 2016, we had cash collateral on deposit with Citibank of $11.9 million.  This cash collateral will be used to fund the unrealized loss of $11.0 million that is reflected on our consolidated balance sheet, which has been fully recognized in the consolidated statement of operations.  In addition, we have $1.1 million of receivables and $0.7 million of liabilities pending settlement.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation and valuation methodologies. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, investments in debt securities available-for-sale totaled $89.7 million and $94.2 million, respectively. At March 31, 2016 and December 31, 2015, our net unrealized loss on those debt securities totaled $14.7 million and $10.1 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of March 31, 2016, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 92% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of March 31, 2016. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$21,948
Increase of	100	(2,049)
Increase of	200	8,862
Increase of	300	19,873

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $3.4 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on March 31, 2016:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	$—	$—	$—	$4,936,635
February 1-29, 2016	124,863	6.42	68,910	29,485,055
March 1-31, 2016	—	8.25	61,088	28,981,205
Total: Three months ended March 31, 2016	124,863	$7.02	129,998	28,981,205

(1)

The Company repurchased 129,998 shares during the period pursuant to the share repurchase program that we announced on October 7, 2015 (the “Repurchase Program”) and amended on February 10, 2016. Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 55,953 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the first quarter.

(3)

The Repurchase Program, as amended in February 2016, provides for the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 2, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.
10(a)	First Amendment to Sixth Amended and Restated Servicing Agreement, dated as of January 26, 2016, by and among NewStar CP Funding, LLC, NewStar Financial, Inc., and Wells Fargo Securities, LLC.	Filed herewith.

10(b)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2016-1 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(c)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(d)	Unit Purchase Agreement by and among Sterling National Bank, NewStar Business Credit LLC, and NewStar Financial, Inc., dated as of March 31, 2016.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 31, 2016 and incorporated herein by reference.

10(e)

Note Purchase Agreement by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association, dated as of March 28, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 1, 2016 and incorporated herein by reference.

10(f)

Warehouse Collateral Administration Agreement by and among Arch Street CLO, Ltd. as Issuer, NewStar Capital LLC, as Portfolio Manager, Credit Suisse AG, Cayman Islands Branch as Senior Commitment Party and U.S. Bank National Association, as Warehouse Collateral Administrator and Trustee, dated March 28, 2016.

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 1, 2016 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: May 9, 2016	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

Exhibit Number	Description	Method of Filing

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(a)	Indenture by and between NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 2, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.
10(a)	First Amendment to Sixth Amended and Restated Servicing Agreement, dated as of January 26, 2016, by and among NewStar CP Funding, LLC, NewStar Financial, Inc., and Wells Fargo Securities, LLC.	Filed herewith.

10(b)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2016-1 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(c)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(d)	Unit Purchase Agreement by and among Sterling National Bank, NewStar Business Credit LLC, and NewStar Financial, Inc., dated as of March 31, 2016.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 31, 2016 and incorporated herein by reference.

10(e)

Note Purchase Agreement by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association, dated as of March 28, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 1, 2016 and incorporated herein by reference.

10(f)

Warehouse Collateral Administration Agreement by and among Arch Street CLO, Ltd. as Issuer, NewStar Capital LLC, as Portfolio Manager, Credit Suisse AG, Cayman Islands Branch as Senior Commitment Party and U.S. Bank National Association, as Warehouse Collateral Administrator and Trustee, dated March 28, 2016.

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 1, 2016 and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

Exhibit Number	Description	Method of Filing

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document