Form 10-Q
period 2016-06-30
NewStar Financial, Inc.
filed 2016-08-04
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 46,663,178  shares of common stock, par value of $0.01 per share, were outstanding.

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

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•

risk of deterioration in credit quality that could result in levels of delinquent or non-accrual loans that would force us to realize credit losses exceeding our allowance for credit losses and deplete our cash position;

•	risks and uncertainties relating to the financial markets generally, including disruptions in the global financial markets;
•	uncertainties relating to the market price of our common stock prevailing from time to time;
•	risk and uncertainties related to our ability to obtain external financing;
•	risk and uncertainties relating to the regulation of the commercial lending industry by federal, state and local governments;
•	risks and uncertainties relating to our limited operating history;
•	our ability to minimize losses, achieve profitability, and realize our deferred tax asset; and
•	the competitive nature of the commercial lending industry and our ability to effectively compete.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2016	December 31, 2015
	($ in thousands, except per share and par value amounts)
Assets:
Cash and cash equivalents	$34,634	$35,933
Restricted cash	207,394	153,992
Cash collateral on deposit with custodian	7,564	61,081
Investments in debt securities, available-for-sale	91,400	94,177
Loans held-for-sale, net	440,099	478,785
Loans and leases, net (including loans at fair value of $167,198 and $0, respectively)	3,113,061	3,134,072
Interest receivable	15,059	13,932
Property and equipment, net	366	638
Deferred income taxes, net	30,443	33,133
Income tax receivable	8,346	5,342
Goodwill	17,884	17,884
Identified intangible asset, net	738	910
Other assets	24,873	21,504
Total assets	$3,991,861	$4,051,383
Liabilities:
Credit facilities, net	$565,799	$832,686
Term debt securitizations, net	2,009,184	1,821,519
Senior notes, net	373,006	372,153
Subordinated notes, net	237,696	209,509
Repurchase agreements, net	64,625	96,224
Accrued interest payable	19,664	18,073
Other liabilities	63,164	41,741
Total liabilities	3,333,138	3,391,905
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2016 and 2015;
Shares outstanding 46,663,802 in 2016 and 46,527,288 in 2015	466	465
Additional paid-in capital	743,892	742,970
Retained earnings	40,603	31,353
Common stock held in treasury, at cost; 10,431,877 in 2016 and 9,154,548 in 2015	(118,327)	(109,245)
Accumulated other comprehensive loss, net	(7,911)	(6,065)
Total stockholders’ equity	658,723	659,478
Total liabilities and stockholders’ equity	$3,991,861	$4,051,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$59,392	$46,871	$121,344	$86,620
Interest expense	38,486	31,085	77,919	53,419
Net interest income	20,906	15,786	43,425	33,201
Provision for credit losses	3,623	3,208	21,336	10,186
Net interest income after provision for credit losses	17,283	12,578	22,089	23,015
Non-interest income (loss):
Asset management income	3,543	1,015	6,984	1,935
Fee income	1,697	4,777	2,890	5,935
Realized loss on derivatives	(11)	(10)	(18)	(19)
Realized gain (loss) on sale of loans, net	162	(31)	55	(46)
Other miscellaneous income, net	1,114	817	2,964	2,107
(Loss) gain on total return swap	—	861	(6,062)	2,064
Loss on loans held- for- sale, net	(2,146)	—	(5,813)	(421)
Gain on sale of Business Credit, net	—	—	22,511	—
Total non-interest income	4,359	7,429	23,511	11,555
Operating expenses:
Compensation and benefits	8,827	7,710	19,465	14,443
General and administrative expenses	4,013	3,734	10,443	7,233
Total operating expenses	12,840	11,444	29,908	21,676
Income before income taxes	8,802	8,563	15,692	12,894
Income tax expense	3,561	3,563	6,442	5,355
Net income	$5,241	$5,000	$9,250	$7,539
Basic Earnings per share	$0.11	$0.11	$0.20	$0.16
Diluted Earnings per share	$0.11	$0.10	$0.20	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Net income	$5,241	$5,000	$9,250	$7,539
Other comprehensive income (loss), net of tax:
Net unrealized securities (losses) gains, net of tax (benefit) expense of $644, $(414), $(1,255) and $(338), respectively	932	(599)	(1,835)	(490)
Net unrealized derivative (losses) gains, net of tax (benefit) expense of $1, $(2), $(7) and $(24), respectively	1	(2)	(11)	(27)
Other comprehensive (loss) income	933	(601)	(1,846)	(517)
Comprehensive income	$6,174	$4,399	$7,404	$7,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2016
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2016	$465	$742,970	$31,353	$(109,245)	$(6,065)	$659,478
Net income	—	—	9,250	—	—	9,250
Other comprehensive loss	—	—	—	—	(1,846)	(1,846)
Issuance of restricted stock	6	(6)	—	—	—	—
Shares reacquired from employee transactions	(1)	1	—	(414)	—	(414)
Tax benefit (expense) from vesting of restricted stock	—	(474)	—	—	—	(474)
Repurchase of common stock	(12)	12	—	(8,668)	—	(8,668)
Exercise of common stock options, net	8	(1,767)	—	—	—	(1,759)
Tax benefit from exercise of stock options	—	1,293	—	—	—	1,293
Amortization of restricted common stock awards	—	1,863	—	—	—	1,863
Balance at June 30, 2016	$466	$743,892	$40,603	$(118,327)	$(7,911)	$658,723

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	7,539	—	—	7,539
Other comprehensive income	—	—	—	—	(517)	(517)
Issuance of restricted stock	4	(4)	—	—	—	—
Net Shares reacquired from employee transactions	(1)	1	—	(587)	—	(587)
Tax benefit (expense) from vesting of restricted stock	—	(158)	—	—	—	(158)
Repurchase of common stock	(12)	12	—	(14,785)	—	(14,785)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,275	—	—	—	1,276
Tax benefit from exercise of stock options	—	235	—	—	—	235
Amortization of restricted common stock awards	—	1,611	—	—	—	1,611
Balance at June 30, 2015	$458	$743,563	$22,002	$(108,096)	$(550)	$657,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net income	$9,250	$7,539
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	21,336	10,186
Depreciation, amortization and accretion	(4,975)	(4,733)
Amortization of debt issuance costs	8,910	11,025
Equity compensation expense	1,863	1,611
Gain on sale of Business Credit	(22,511)	—
(Gain) loss on sale of loans, net	(55)	46
Loss (gain) on total return swap	6,062	(2,064)
Gain on sale of equipment, net	(553)	(140)
Net change in deferred income taxes	3,974	(2,043)
Loans held-for-sale originated	(143,246)	(265,466)
Proceeds from sale of loans held-for-sale	233,109	168,556
Loss on loans held-for-sale, net	5,813	421
Net change in interest receivable	(2,570)	(3,113)
Net change in other assets	(4,586)	(9,250)
Net change in accrued interest payable	1,591	7,364
Net change in other liabilities	(16,028)	(4,361)
Net cash provided by operating activities	97,384	(84,422)
Cash flows from investing activities:
Net change in restricted cash	(53,402)	(94,118)
Net change in loans	7,369	(336,076)
Equity investment	(3,706)	—
Purchase of debt securities, available-for-sale	—	(62,157)
Proceeds from sale of other real estate owned	—	185
Acquisition of property and equipment	(8)	(101)
Net cash provided by (used in) investing activities	(49,747)	(492,267)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	(1,767)	1,276
Tax benefit from exercise of stock options	1,293	235
Tax benefit (expense) from vesting of restricted stock	(474)	(158)
Advances on credit facilities	1,112,409	1,198,269
Repayment of borrowings on credit facilities	(1,379,952)	(1,051,114)
Issuance of term debt	255,750	426,550
Borrowings on term debt	27,600	31,500
Repayment of borrowings on term debt	(95,089)	(107,283)
Issuance of senior notes	—	300,000
Borrowing on subordinated notes	24,500	—
Borrowings on repurchase agreements	2,881	75,551
Repayment of borrowings on repurchase agreements	(34,681)	(33,568)
Repayment of corporate debt	—	(238,500)
Release (posting) of cash collateral	53,517	(3,577)
Payment of deferred financing costs	(5,841)	(14,845)
Purchase of treasury stock	(9,082)	(15,372)
Net cash (used in) provided by financing activities	(48,936)	568,964
Net increase (decrease) in cash during the period	(1,299)	(7,725)
Cash and cash equivalents at beginning of period	35,933	33,033
Cash and cash equivalents at end of period	34,634	25,308

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Supplemental cash flows information:
Interest paid	$76,328	$46,055
Taxes paid, net of refund	4,652	3,432
Transfer of loans, net to loans held-for-sale, at fair value	56,989	—
Issuance of warrants	—	21,766
Unsettled trades payable	32,859	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. (the “Company”) is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its wholly owned investment management subsidiary, NewStar Capital LLC, are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest loans originated through its leveraged finance lending platform.  Through NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans and high yield bonds. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as purchases of equipment and other capital assets.

These lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure.  Our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards and systems, as well as industry and professional expertise across multiple businesses.

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

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present NewStar’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments, (v) determination of other than temporary impairments and temporary impairments and (vi) impairment of goodwill and identified intangible assets. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for the interim or annual period beginning after December 15, 2015. The Company adopted ASU 2015-03 on January 1, 2016 and applied the standard retrospectively. The balance sheet presented has been adjusted to reflect the period specific effects of the adoption of the guidance.  The adoption of ASU 2015-03 had the following impact on the Condensed Consolidated Balance Sheet as of December 31, 2015.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825-10).  ASU 2016-01 amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on results from operations and financial position.

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

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323).  ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for interim and annual periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-07 will have on results from operations and financial position.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2019, with early adoption permitted after annual and interim periods within that reporting period beginning after December 31, 2018. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on results from operations or financial position.

Note 3. Acquisition and Disposition Activities

Acquisition

As previously disclosed, the Company acquired 100% of the outstanding limited liability company interests of Boston-based Feingold O’Keeffe Capital, LLC (“FOC Partners”), a boutique credit manager, in October 2015. The Company now operates FOC Partners as NewStar Capital, a wholly owned subsidiary of the Company.

During the first quarter of fiscal 2016, the Company completed its purchase price allocations and deemed the difference to be immaterial between the provisional and final purchase price allocations.  As the result of facts and circumstances related to the customer contracts and related customer relationships, the Company reassessed the expected economic useful life of these contracts to be approximately 33 months instead of 12 months as originally estimated.

Sale of NewStar Business Credit LLC

On March 31, 2016, the Company sold its asset based lending business, NewStar Business Credit LLC (“Business Credit”) to a third party. The Company opted to sell Business Credit because it was faced with challenges from increasing competition with access to lower cost of funding.  The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million.   The gain is recorded in non-interest income on the accompanying consolidated statement of operations.

Note 4. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

As of June 30, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$422,702	$485,874
Real Estate	23,760	—
Gross loans held-for-sale	446,462	485,874
Deferred loan fees, net	(6,363)	(7,089)
Total loans held-for-sale, net	$440,099	$478,785

Loans classified as held-for-sale consist primarily of loans originated or purchased by the Company that are intended to be sold to third parties (including credit funds managed by the Company). During the three months ended June 30, 2016, the Company transferred a $23.8 million impaired Real Estate loan to held-for-sale.  At the time of the transfer the Company took an additional provision expense of $0.1 million increasing the specific reserve to $4.5 million which was subsequently charged off.  This impaired Real Estate loan is considered a troubled debt restructuring (“TDR”) and $3.2 million is on non-accrual as of June 30, 2016.

Loans held-for-sale are carried at the lower of either market value or aggregate cost, net of any deferred origination costs or fees.

At June 30, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $431.1 million that were intended to be sold to credit funds managed by the Company.  The Company sold loans with an aggregate outstanding balance of $129.4 million for a net loss of $0.09 million to entities other than credit funds managed by the Company during the six months ended June 30, 2016. The Company sold loans with an outstanding balance of $4.0 million for a loss of $0.1 million to entities other than credit funds managed by the Company during the six months ended June 30, 2015.

As of June 30, 2016, and December 31, 2015, loans and leases consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$3,044,824	$2,627,314
Business Credit	—	342,281
Real Estate	17,741	100,732
Equipment Finance	165,234	173,253
Gross loans and leases (1)	3,227,799	3,243,580
Deferred loan fees and discount, net	(51,203)	(51,249)
Allowance for loan and lease losses	(63,535)	(58,259)
Total loans and leases, net	$3,113,061	$3,134,072

(1) Includes loans at fair value of $167.2 million and $0, respectively.

During the first quarter of 2016, the Company purchased $138.9 million of loans that were referenced by the total return swap portfolio. The majority of these loans were purchased to fund future CLOs.  The purchased loans were recorded at fair value with no initial associated allowance for loan loss.  At acquisition, the purchased loans were segregated into three groups: (i) loans to be allocated to credit funds managed by NewStar Capital, (ii) other performing loans, and (iii) one credit impaired loan.

Loans purchased by NewStar Capital totaled $89.5 million.  The Company elected the fair value option under ASC 825-10 to account for these loans in accordance with the Company’s policy. The election was made on the acquisition date. As a result, changes in fair value of these loans will be reported in non-interest income within the consolidated statement of operations.

The Company purchased other performing loans totaling $47.6 million.  These loans are accounted for under ASC 310-20. As a result, any premium/discount determined at the date of purchase is amortized/accreted into interest income over the life of the loans.   Any acquired loans which exhibit credit deterioration from the date of acquisition will be evaluated for an allowance for loan losses under methods similar to those used for loans originated in the ordinary course of business.

The Company purchased one credit impaired loan totaling $1.8 million.  This loan was accounted for under ASC 310-30.  Under ASC 310-30, the excess cash flows expected to be collected over the carrying amount is the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and cash flows expected to be collected, considering the impact of prepayments, is the nonaccretable difference. Any subsequent decrease in the expected principal cash flows will result in a charge to the provision for loan losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase, which will result in an increase in interest income over the remaining life of the loan.  This loan was subsequently restructured and is reported as a TDR.

The Company internally risk rates loans based on individual credit criteria on at least a quarterly basis. Borrowers provide the Company with financial information on either a quarterly or monthly basis. Loan ratings as well as identification of impaired loans are dynamically updated to reflect changes in borrower condition or profile. A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are TDRs.

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its specialized lending groups.  Management considers results from quantitative models in its Leveraged Finance and Equipment Finance lending groups, which utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model.  The Real Estate lending group considers results from a proprietary model that we have developed to capture risk characteristics unique to the lending activities in that line of business. The results from models used by each lending group assist management in determining an appropriate obligor risk rating, which corresponds to a probability of default, as well as a loss given default. In each case, the determined probability of default and the loss given default are used to calculate an expected loss for those lending groups. Prior to its sale, Business Credit utilized a proprietary model that produced a rating that corresponded to an expected loss, without calculating a probability of default and loss given default. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan. Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of June 30, 2016, $142.4 million of the Company’s loans were classified as “Criticized,” all of which were impaired loans, and $3.1 billion were classified as “Pass”. As of December 31, 2015, $152.1 million of the Company’s loans were classified as “Criticized”, including $143.6 million of the Company’s impaired loans, and $3.1 billion were classified as “Pass”.

A TDR that performs in accordance with the terms of its restructuring may improve its risk profile over time. While the concessions in terms of pricing or amortization may not have been reversed and further amended to “market” levels, the financial condition of the borrower may improve over time to the point where the rating improves from the “Criticized” classification that was appropriate immediately prior to, or at, restructuring.

When the Company rates a loan above a certain risk rating threshold and the loan is deemed to be impaired, the Company will establish a specific allowance, if appropriate, and the loan will be analyzed and may be placed on non-accrual. If the asset deteriorates further, the specific allowance may increase, and the asset’s deterioration may ultimately result in a loss and charge-off.

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

As of June 30, 2016, the Company had impaired loans with a balance of $165.3 million.  Impaired loans with an aggregate outstanding balance of $136.9 million have been restructured and classified as TDRs.  At June 30, 2016, additional funding commitments for TDRs totaled $4.9 million.   As of June 30, 2016, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $11.0 million. Impaired loans with an aggregate outstanding balance of $95.9 million were also on non-accrual status.  For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan payment status has been brought current. During the three and six months ended June 30, 2016, the Company charged off $6.9 million and $12.9 million, respectively, of non-accruing loan balances.  During the three and six months ended June 30, 2016, the Company placed loans with an aggregate outstanding balance of $9.2 million and $14.3 million, respectively on non-accrual status.  During the three and six months ended June 30, 2016, the Company recorded $2.4 million and $19.1 million, respectively, of net specific provisions for impaired loans. At June 30, 2016, the Company had a $32.9 million specific allowance for impaired loans with an aggregate outstanding balance of $117.5 million. At June 30, 2016, additional funding commitments for impaired loans totaled $8.4 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2016, the Company has one loan totaling $2.2 million on non-accrual status which was greater than 60 days past due and classified as delinquent by the Company. Included in the $32.9 million specific allowance for impaired loans was $0.2 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
June 30, 2016
Leveraged Finance	$157,482	$152,105	$189,643
Real Estate (1)	7,188	7,188	7,188
Equipment Finance	623	581	623
Total	$165,293	$159,874	$197,454
December 31, 2015
Leveraged Finance	$157,446	$150,692	$188,453
Business Credit	—	—	—
Real Estate	34,941	34,915	38,286
Equipment Finance	772	709	772
Total	$193,159	$186,316	$227,511
(1) In addition to the amounts reflected above, an impaired Real Estate loan of $23.8 million is classified as held-for-sale.

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
June 30, 2016
Leveraged Finance	$117,501	$112,220	$39,981	$39,885
Real Estate (1)	—	—	7,188	7,188
Equipment Finance	—	—	623	581
Total	$117,501	$112,220	$47,792	$47,654
December 31, 2015
Leveraged Finance	$113,397	$106,762	$44,049	$43,930
Business Credit	—	—	—	—
Real Estate	7,705	7,705	27,236	27,210
Equipment Finance	—	—	772	709
Total	$121,102	$114,467	$72,057	$71,849
(1) In addition to the amounts reflected above, an impaired Real Estate loan of $23.8 million is classified as held-for-sale.

During the three and six months ended June 30, 2016, the Company recorded net charge-offs of $6.9 million and $14.2 million, respectively.  During the three and six months ended June 30, 2015, the Company recorded net charge-offs of $4.0 million and $3.9 million, respectively. The Company’s policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Based on the Company’s experience any potential charge-off of such loan would occur when any loan loss amount is considered to be confirmed. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs of amounts previously reserved have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and leases losses to non-performing loans.

Below is a summary of the Company’s evaluation of its portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate		Equipment Finance
June 30, 2016	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1) (2)	$2,720,144	$29,257	$10,553	$91	$164,611	$1,307
Individually evaluated (3)	157,482	32,880	7,188	—	623	—
Total	$2,877,626	$62,137	$17,741	$91	$165,234	$1,307

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,469,868	$27,874	$342,281	$1,991	$65,791	$350	$172,481	$1,291
Individually evaluated (3)	157,446	26,447	—	—	34,941	306	772	—
Total	$2,627,314	$54,321	$342,281	$1,991	$100,732	$656	$173,253	$1,291

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans and leases had a weighted average risk rating of 5.1 at June 30, 2016 and at December 31, 2015, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at December 31, 2015 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Excludes $167.2 million Leveraged Finance loans which the Company elected to record at fair value.
(3)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	June 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$95,932	$103,563
Business Credit	—	—
Real Estate (1)	—	7,705
Equipment Finance	—	—
Total	$95,932	$111,268
(1) In addition to the amounts reflected above, a nonaccrual Real Estate loan of $3.2 million at June 30, 2016 is classified as held-for-sale.

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at June 30, 2016 and December 31, 2015 is provided below:

	Group I	Group II
	($ in thousands)
June 30, 2016 (1)	$136,943	$107,199
December 31, 2015	$183,573	$162,986
(1) In additions to the amounts reflected above, a TDR Real Estate loan of $23.8 million is classified as held-for-sale.

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For the three and six months ended June 30, 2016, the Company had $6.4 million and $7.5 million, respectively, of partial charge-offs related to loans previously classified as TDR. As of June 30, 2016, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were newly classified as TDR and existing TDR loans which subsequently defaulted, in each case as of the dates presented.

As of the Three and Six Months Ended June 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$1,775	$1,308	$—
Real Estate (1)	—	—	4,483
Equipment Finance	—	—	—
Total	$1,775	$1,308	$4,483
(1) Amount reflects charge-off on an impaired Real Estate TDR that was taken prior to transfer to held-for-sale.

As of the Three and Six Months Ended June 30, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$7,942
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	921	921	—
Total	$921	$921	$7,942

The following sets forth a breakdown of troubled debt restructurings at June 30, 2016 and December 31, 2015:

As of June 30, 2016	Accrual Status				For the six months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$49,325	$79,807	$129,132	$26,565	$3,003
Real Estate (1)	7,188	—	7,188	—	4,483
Equipment Finance	623	—	623	—	—
Total	$57,136	$79,807	$136,943	$26,565	$7,486
(1) In addition to the amounts reflected above, an impaired Real Estate loan of $23.8 million is classified as held-for-sale.

As of December 31, 2015	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$53,883	$93,977	$147,860	$24,958	$4,000
Business Credit	—	—	—	—	—
Real Estate	27,236	7,705	34,941	—	—
Equipment Finance	772	—	772	—	—
Total	$81,891	$101,682	$183,573	$24,958	$4,000

The Company classifies a loan as delinquent when it is over 60 days past due. An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
June 30, 2016
Leveraged Finance	$—	$2,155	$2,155	$3,042,669	$3,044,824	$—
Real Estate	—	—	—	17,741	17,741	—
Equipment Finance	—	—	—	165,234	165,234	—
Total	$—	$2,155	$2,155	$3,225,644	$3,227,799	$—

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2015
Leveraged Finance	$—	$27,165	$27,165	$2,600,149	$2,627,314	$8,530
Business Credit	—	—	—	342,281	342,281	—
Real Estate	—	—	—	100,732	100,732	—
Equipment Finance	—	—	—	173,253	173,253	—
Total	$—	$27,165	$27,165	$3,216,415	$3,243,580	$8,530

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2016
	Leveraged Finance	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$61,528	$4,422	$1,342	$67,292
Provision for credit losses—general	1,198	44	(35)	1,207
Provision for credit losses—specific	2,308	108	—	2,416
Loans charged off, net of recoveries	(2,389)	(4,483)	—	(6,872)
Balance, end of period	$62,645	$91	$1,307	$64,043
Balance, end of period—specific	$32,880	$—	$—	$32,880
Balance, end of period—general	$29,765	$91	$1,307	$31,163
Average balance of impaired loans	$177,654	$34,209	$—	$211,863
Average net book value of impaired leases	$—	$—	$660	$660
Interest recognized from impaired loans and leases	$3,083	$785	$12	$3,880
Loans and leases (1)
Loans individually evaluated with specific allowance	$117,501	$—	$—	$117,501
Loans individually evaluated with no specific allowance	39,981	7,188	623	47,792
Loans and leases collectively evaluated without specific allowance	2,720,144	10,553	164,611	2,895,308
Total loans and leases	$2,877,626	$17,741	$165,234	$3,060,601

(1)	Excludes $167.2 million of Leveraged Finance loans which the Company elected to record at fair value.

	Six Months Ended June 30, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	1,425	(172)	1,009	16	2,278
Provision for credit losses—specific	14,881	—	4,177	—	19,058
Reversal due to sale of Business Credit	—	(1,819)	—	—	(1,819)
Loans charged off, net of recoveries	(8,449)	—	(5,751)	—	(14,200)
Balance, end of period	$62,645	$—	$91	$1,307	$64,043
Balance, end of period—specific	$32,880	$—	$—	$—	$32,880
Balance, end of period—general	$29,765	$—	$91	$1,307	$31,163
Average balance of impaired loans	$177,181	$—	$34,540	$—	$211,721
Average net book value of impaired leases	$—	$—	$—	$723	$723
Interest recognized from impaired loans and leases	$4,979	$—	$832	$12	$5,823

	Three Months Ended June 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$48,194	$1,330	$352	$863	$50,739
Provision for credit losses—general	967	(233)	25	(34)	725
Provision for credit losses—specific	2,537	––	(54)	—	2,483
Loans charged off, net of recoveries	(4,000)	––	—	—	(4,000)
Balance, end of period	$47,698	$1,097	$323	$829	$49,947
Balance, end of period—specific	$22,174	$—	$15	$—	$22,189
Balance, end of period—general	$25,524	$1,097	$308	$829	$27,758
Average balance of impaired loans	$163,027	$—	$36,594	$—	$199,621
Average net book value of impaired leases				$852	$852
Interest recognized from impaired loans	$3,334	$—	$396	$15	$3,745
Loans and leases
Loans individually evaluated with specific allowance	$91,692	$—	$27,704	$—	$119,396
Loans individually evaluated with no specific allowance	67,253	—	8,018	921	76,192
Loans and leases collectively evaluated without specific allowance	2,133,595	239,187	58,287	139,049	2,570,118
Total loans and leases	$2,292,540	$239,187	$94,009	$139,970	$2,765,706

	Six Months Ended June 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	4,701	(237)	51	207	4,722
Provision for credit losses—specific	5,449	—	15	—	5,464
Loans charged off, net of recoveries	(3,932)	—	—	—	(3,932)
Balance, end of period	$47,698	$1,097	$323	$829	$49,947
Balance, end of period—specific	$22,174	$—	$15	$—	$22,189
Balance, end of period—general	$25,524	$1,097	$308	$829	$27,758
Average balance of impaired loans	$163,476	$—	$37,138	$—	$200,614
Average net book value of impaired leases	$—	$—	$—	$992	$992
Interest recognized from impaired loans	$5,569	$—	$782	$33	$6,384

Included in the allowance for credit losses at each of June 30, 2016 and December 31, 2015 is an allowance for unfunded commitments of $0.5 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the six months ended June 30, 2016, the Company recorded a total provision for credit losses of $21.3 million. The Company increased its allowance for credit losses to $64.0 million as of June 30, 2016 from $58.7 million at December 31, 2015 as a result of an increase in the specific allowance for credit losses primarily related to the deterioration of four credits.  In addition, the Company transferred four commercial real estate loans to loans held-for-sale which resulted in an additional $1.1 million of provision expense.  The general allowance for credit losses covers probable incurred losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 5 % as of June 30, 2016 and 6% as of  December 31, 2015.

The Company closely monitors the credit quality of its loans and leases which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of June 30, 2016 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
Collections on loans pledged to credit facilities	$118,889	$67,892
Principal and interest collections on loans held in trust and prefunding amounts	88,350	85,823
Customer escrow accounts	155	277
Total	$207,394	$153,992

As of June 30, 2016, the Company had the ability to use $54.1 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
Investments in debt securities—gross	$111,020	$111,020
Unamortized discount	(6,437)	(6,765)
Investments in debt securities—amortized cost	$104,583	$104,255

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2016
Collateralized loan obligations	$104,583	$—	$(13,183)	$91,400
	$104,583	$—	$(13,183)	$91,400

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2015
Collateralized loan obligations	$104,255	$—	$(10,078)	$94,177
	$104,255	$—	$(10,078)	$94,177

During the six month period ended June 30, 2016, the Company did not purchase or sell any investment in debt securities available for sale. During the six months ended June 30, 2015, the Company purchased $62.2 million of debt securities.  The Company did not sell any debt securities during the six months ended June 30, 2015.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the six months ended June 30, 2016.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	15	8	23
Fair value	$58,597	$32,803	$91,400
Amortized cost	64,541	40,042	104,583
Unrealized loss	$(5,944)	$(7,239)	$(13,183)

	December 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	20	3	23
Fair value	$86,245	$7,932	$94,177
Amortized cost	95,624	8,631	104,255
Unrealized loss	$(9,379)	$(699)	$(10,078)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at June 30, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2016, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,164	28,610	34,017	30,470
Due after ten years through fifteen years	70,419	62,790	70,238	63,707
Total	$104,583	$91,400	$104,255	$94,177

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Borrowings

Credit Facilities

As of June 30, 2016 the Company had four credit facilities through certain of its wholly owned subsidiaries: (i) a $615 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $350 million credit facility with Credit Suisse AG, Cayman Island Branch (“Credit Suisse”) to provide financing to purchase collateral debt obligations at the instruction of NewStar Capital, (iii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2016, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, the Company is required to make termination or make‑whole payments in the event that certain of its existing credit facilities are prepaid.  These termination or make-whole payments, if triggered, could be material to the Company individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of the Company’s control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

The Company has a $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $261.6 million and unamortized deferred financing fees of $7.2 million as of June 30, 2016. In February 2016 and June 2016, the Company upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company has a $350.0 million note purchase agreement with Credit Suisse under the terms of which Credit Suisse has agreed to provide financing to a warehouse to fund the purchase of broadly syndicated bank loans. Interest on this facility accrues at a variable rate per annum. Advances under the lines of credit may be drawn, repaid and drawn again, subject to availability under a borrowing base until December 24, 2016. This credit facility was initially supplemented by a $25 million junior note commitment by the Company, which is subordinate to the rights of Credit Suisse as senior noteholder, and from which 50% of aggregate draws are advanced.  In June 2016, the junior note commitment was increased to $39 million in exchange for lower interest rates at some borrowing levels as well as increases in the borrowing base prior to marketing and closing the CLO transaction that is anticipated to refinance the notes. The credit facility had an outstanding balance of $110.0 million as of June 30, 2016.  The notes mature on March 28, 2017.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $187.9 million and unamortized deferred financing fees of $2.8 million as of June 30, 2016. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020.  It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

The Company has a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility has an outstanding balance of $16.9 million and unamortized deferred financing fees of $0.5 million as of June 30, 2016. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, the Company entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

On March 31, 2016, the Company sold its membership interest in NewStar Business Credit LLC (“Business Credit”).  In connection with the sale, the Company repaid all outstanding indebtedness of Business Credit, including amounts outstanding under the $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0 million and the $165.0 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated. The Company accelerated and recognized deferred financing fees of $1.1 million and $0.7 million, respectively, related to the warehouse facilities during the first quarter of 2016.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015, were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp.  The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.  As of June 30, 2016, unamortized deferred financing fees were $6.3 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $57.1 million as of June 30, 2016 and  $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2016, unamortized deferred financing fees were $5.2 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten-year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019.  Beginning on December 5, 2019, the Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

2007-1 CLO.  In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2016, the $111.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $165.4 million.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$6,039	Libor+0.24%	September 30, 2022
Class A-2	100,000	1,900	Libor+0.26%	September 30, 2022
Class B	24,000	24,000	Libor+0.55%	September 30, 2022
Class C	58,500	58,293	Libor+1.30%	September 30, 2022
Class D	27,000	21,000	Libor+2.30%	September 30, 2022
	$546,000	$111,232

2012-2 CLO.  On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2016, the $268.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $314.3 million. At June 30, 2016, unamortized deferred financing fees were $1.1 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2012-2 CLO
Class A	$190,700	$179,071	Libor+1.90%	January 20, 2023
Class B	26,000	26,000	Libor+3.25%	January 20, 2023
Class C	35,200	35,200	Libor+4.25%	January 20, 2023
Class D	11,400	11,400	Libor+6.25%	January 20, 2023
Class E	16,300	16,300	Libor+6.75%	January 20, 2023
	$279,600	$267,971

2013-1 CLO.  On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2016, the $333.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $394.6 million. At June 30, 2016, unamortized deferred financing fees were $3.1 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023
Class A-R	35,000	29,600	(1)	September 20, 2023
Class B	38,000	38,000	Libor+2.30%	September 20, 2023
Class C	36,000	36,000	Libor+3.80%	September 20, 2023
Class D	21,000	21,000	Libor+4.55%	September 20, 2023
Class E	6,000	6,000	Libor+5.30%	September 20, 2023
	$338,600	$333,200

(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall the interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO.  On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling

$348.4 million. At June 30, 2016, unamortized deferred financing fees were $2.2 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025
Class B-2	13,250	13,250	(1)	April 20, 2025
Class C	30,250	30,250	Libor+3.60%	April 20, 2025
Class D	23,500	23,500	Libor+4.75%	April 20, 2025
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2016, unamortized deferred financing fees were $3.6 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027
Class A-2	35,000	35,000	(1)	January 20, 2027
Class B	50,000	50,000	Libor+2.80%	January 20, 2027
Class C	38,500	38,500	Libor+3.85%	January 20, 2027
Class D	33,250	33,250	Libor+5.50%	January 20, 2027
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-1 ABS.  On September 1, 2015, NewStar Equipment Finance I, LLC, a subsidiary of the Company, completed a static asset-backed securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. The Company remains the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. The Company retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At June 30, 2016, the $30.6 million of outstanding notes were secured by cash, leases and equipment loans totaling $71.2 million. At June 30, 2016, unamortized deferred financing fees were $1.1 million.

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

The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-1 ABS
Class A	$70,046	30,632	3.27%	April 15, 2019
	$70,046	$30,632

2015-2 CLO.  On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At June 30, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At June 30, 2016, unamortized deferred financing fees were $3.3 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027
Class A-2	23,000	23,000	(1)	August 25, 2027
Class B	40,000	40,000	Libor+2.90%	August 25, 2027
Class C	26,250	26,250	Libor+3.95%	August 25, 2027
Class D	28,500	28,500	Libor+5.25%	August 25, 2027
Class E	5,000	5,000	Libor+7.50%	August 25, 2027
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. At June 30, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At June 30, 2016, unamortized deferred financing fees were $2.6 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028
Class A-2	20,000	20,000	(1)	February 25, 2028
Class B	36,750	36,750	Libor+3.75%	February 25, 2028
Class C	22,500	22,500	Libor+5.40%	February 25, 2028
	$255,750	$255,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Note 8. Repurchase Agreements

	At June 30, 2016	At December 31, 2015
	($ in thousands)
Outstanding at end of period	$64,988	$96,789
Deferred financing fees and debt discount	$363	$565
Repurchase agreements, net	$64,625	$96,224
Weighted average rate at end of period	3.09%	3.67%

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company is obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. The Company will continue to service the commercial mortgage loans. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date it had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.44% as of June 30, 2016. As of June 30, 2016, the outstanding balance was $10.7 million and unamortized deferred financing fees were $0.4 million.

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, there was no outstanding balance under the Deutsche Bank Repurchase Agreement. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $14.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $37.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $1.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2016 and December 31, 2015, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2016		December 31, 2015
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	46,664	145,000	46,527

Preferred Stock

The Company’s authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.  As of June 30, 2016, the Company had repurchased 1,222,648 shares of common stock, under this program at a weighted average price per share of $7.16, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

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

Restricted Stock

During the six months ended June 30, 2016, the Company issued 523,903 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 74,020 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the six months ended June 30, 2016 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2015	496,704	$5,629
Granted	597,923	3,835
Vested	(241,471)	(2,789)
Forfeited	(555)	(9)
Non-vested as of June 30, 2016	852,601	$6,666

The Company’s compensation expense related to restricted stock was $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2016 and $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2015.  The unrecognized compensation cost of $4.2 million at June 30, 2016 is expected to be recognized over the next three years.

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

Stock option activity for the six months ended June 30, 2016 was as follows:

Options
Outstanding as of December 31, 2015	2,513,532
Granted	—
Exercised	(1,684,513)
Forfeited	(22,500)
Outstanding as of June 30, 2016	806,519
Vested and exercisable as of June 30, 2016	806,519

As of June 30, 2016 and December 31, 2015, the Company has recognized all compensation costs related to options granted.

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

The computations of basic and diluted income per share for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Numerator:
Net income to common shareholders	$5,241	$5,000	$9,250	$7,539
Net income allocated to participating securities - basic and diluted	94	58	151	80
Net income allocated to common shareholders - basic and diluted	5,147	4,942	9,099	7,459
Denominator:
Denominator for basic earnings per common share	46,011	45,912	46,157	46,339
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	46,011	45,912	46,157	46,339
Potentially dilutive securities - options	—	2,624	—	2,625
Potentially dilutive securities – restricted stock	—	—	—	—
Potentially dilutive securities - warrants	—	—	—	—
Total weighted average diluted shares	46,011	48,536	46,157	48,964
Earnings per common share
Basic	$0.11	$0.11	$0.20	$0.16
Diluted	$0.11	$0.10	$0.20	$0.15

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three and six months ended June 30, 2016 and 2015 due to the fact that the results would be anti-dilutive.  Stock options totaling 806,519 were not included in the computation of earnings per share for the three and six months ended June 30, 2016 due to the fact that the results would be anti-dilutive.

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

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that we could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. Consolidated VIEs are disclosed in Note 7.

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

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	($ in thousands)
Unconsolidated VIE assets	$417,709	$483,581
Unconsolidated VIE liabilities	361,497	362,383
Equity interest included on the Consolidated Balance Sheet	23,743	23,910
Maximum risk of loss (1)	24,160	24,327

(1)

Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

In October 2015, NewStar acquired FOC Partners, which now operates as NewStar Capital.  NewStar Capital acts as an investment manager for six collateralized loan obligations and two sponsored funds and provides discretionary services to a series of separately managed accounts.  The Company has determined that it is not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however, the Company has determined that it has a variable interest in the Secured Value sponsored fund as it holds approximately one percent of the interest of the fund.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
Unused lines of credit	$283,802	$601,805
Standby letters of credit	6,339	8,696

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

The net receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations as of and for the six months ended June 30, 2016 consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$2,224
TRS interest expense	—	(848)
Realized loss on TRS	—	(6,122)
TRS receivable	1,197	—

At December 31, 2015, the receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$8,667
TRS interest expense	—	(2,652)
Realized loss on TRS	(5,816)	(4,822)
TRS receivable	1,377	—

The fair value of the TRS was reflected as an unrealized gain or loss on the total return swap on the consolidated balance sheet, within other assets or liabilities. The change in value of the TRS was reflected in the consolidated statements of operations as loss (gain) on total return swap.

As of December 31, 2015, the fair value of the underlying referenced portfolio was $155.6 million.

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of June 30, 2016 and December 31, 2015, the Company had cash collateral on deposit with Citibank of $0 and $56.5 million, respectively.

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

Loans

Loans designated to Credit Funds managed by NewStar Capital are recorded at fair value on a recurring basis.  The Company has elected to apply the fair value option accounting to these loans which is consistent with the manner in which the Credit Funds are managed.  The fair value of these loans are based on third party pricing services.  These loans are classified as Level 2. During the six months ended June 30, 2016, the Company recorded a $0.3 million gain from the change in fair value which was recorded in other miscellaneous income, net.

Total return swap

The fair value of the total return swap was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts.  The Company recorded the total return swap as Level 2.  At June 30, 2016, the Company no longer participated in the TRS.   At December 31, 2015, the TRS with Citibank was included within Other liabilities on the consolidated balance sheet.  The TRS had a maximum notional amount of $175.0 million and was carried at an estimated fair value of $(4.4) million, comprised of $1.4 million of interest receivable and an unrealized loss of $5.8 million on the underlying loan portfolio.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the six months ended June 30, 2016, the Company recorded $4.2 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at June 30, 2016, which was subsequently charged off when the impaired loans were transferred to the held-for-sale portfolio.  During 2015, the Company recorded $0.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or fair value.  Loans held-for-sale measured at fair value consist of loans that have had credit downgrades and/or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the six months ended June 30, 2016, the Company recorded a $5.8 million loss related to “Loans, held-for-sale” measured at fair value.  During 2015, the Company recorded a $2.6 million loss related to “Loans, held-for-sale” measured at fair value.   at December 31, 2015.

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

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2016, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$91,400	$91,400
Loans	—	167,198	—	$167,198
Total assets recorded at fair value on a recurring basis	$—	$167,198	$91,400	$258,598
Nonrecurring Basis:
Loans, held-for-sale	—	190,580	67,279	$257,859
Other real estate owned/repossessed assets	—	—	250	$250
Total assets recorded at fair value on a nonrecurring basis	$—	$190,580	$67,529	$258,109

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

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at June 30, 2016.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$91,400	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans, held-for-sale	67,279	Discounted cash flow		5% -10%
Other real estate/repossessed assets	250	Appraisal	Cost to sell	3%- 7%
Total:	$158,929

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and six months ended June 30, 2016 and 2015 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three and six months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2016	$89,687
Total gains or losses (realized/unrealized)
Included in earnings	137
Included in other comprehensive income (loss)	1,576
Purchases	—
Issuances	—
Settlements	—
Balance as of June 30, 2016	$91,400

For the three months ended June 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2015	$79,891
Total gains or losses (realized/unrealized)
Included in earnings	133
Included in other comprehensive income (loss)	(1,013)
Purchases	29,443
Issuances	—
Settlements	—
Balance as of June 30, 2015	$108,454

For the six months ended June 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2015	$94,177
Total gains or losses (realized/unrealized)
Included in earnings	313
Included in other comprehensive income (loss)	(3,090)
Purchases	—
Issuances	—
Settlements	—
Balance as of June 30, 2016	$91,400

For the six months ended June 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	244
Included in other comprehensive income (loss)	(828)
Purchases	62,157
Issuances	—
Settlements	—
Balance as of June 30, 2015	$108,454

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$34,634	$34,634	$35,933	$35,933
Restricted cash	207,394	207,394	153,992	153,992
Cash collateral on deposit with custodian	7,564	7,564	61,081	61,081
Investments in debt securities available-for-sale	91,400	91,400	94,177	94,177
Loans held-for-sale, net	440,099	446,254	478,785	483,781
Loans and leases, net	3,113,061	3,094,589	3,134,072	3,147,117
Other assets	16,838	16,838	14,255	14,255
Financial liabilities:
Credit facilities, net	$565,799	$565,799	$832,686	$843,896
Term debt, net	2,009,184	2,004,339	1,821,519	1,819,344
Senior notes, net	373,006	359,100	372,153	368,600
Subordinated notes, net	237,696	280,041	209,509	266,857
Repurchase agreements, net	64,625	66,195	96,224	101,433
Other liabilities	—	—	4,439	4,439

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2016 and December 31, 2015. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, cash collateral on deposit with custodian, investments in debt securities available-for-sale, and financial information disclosed above.

			Fair Value Measurements
June 30, 2016	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,113,061	$3,094,589	$—	$—	$3,094,589
Loans held-for-sale, net	440,099	446,254	—	294,436	151,818
Other assets	16,838	16,838	—	—	16,838
Financial liabilities:
Credit facilities, net	565,799	565,799	—	565,799	—
Term debt securitizations, net	2,009,184	2,004,339	—	2,004,339	—
Repurchase agreements, net	64,625	66,195	—	66,195	—
Senior notes, net	373,006	359,100	—	359,100	—
Subordinated notes, net	237,696	280,041	—	—	280,041

			Fair Value Measurements
December 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,134,072	$3,147,117	$—	$—	$3,147,117
Loans held-for-sale, net	478,785	483,781	—	483,781	—
Other assets	14,255	14,255	—	—	14,255
Financial liabilities:
Credit facilities, net	832,686	843,896	—	843,896	—
Term debt securitizations, net	1,821,519	1,819,344	—	1,819,344	—
Repurchase agreements, net	96,224	101,433	—	101,433	—
Senior notes, net	372,153	368,600	—	368,600	—
Subordinated notes, net	209,509	266,857	—	—	266,857
Other liabilities	4,439	4,439	—	4,439	—

 Valuation of Other Financial Instruments

The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

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

Other assets/other liabilities: Comprised of non-public investments and, through March 31, 2016, the total return swap.  The non-public investments are carried within other assets at $16.8 million and $14.3 million, as of June 30, 2016 and December 31, 2015, respectively. These investments are in the form of equity or warrants and are obtained as part of the loan origination process. The investments are initially recorded at cost and reviewed quarterly.  If the fair value is less than cost then the investment is written down to fair value with the necessary adjustment recorded through current earnings.  Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Company classifies equity and warrants as Level 3.  The total return swap, which was included in other liabilities as of December 31, 2015, was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company classified the total return swap as Level 2.

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

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

Asset Management

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

The following tables presents the statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30, 2016
	Commercial Lending	Asset Management	Consolidated Total

Net interest income:	$19,760	$1,146	$20,906
Provision for loan losses	3,623	—	3,623
Net interest income after provision	16,137	1,146	17,283
Noninterest income:
Management fees	—	3,096	3,096
Performance fees	—	447	447
Other lending fees	1,665	32	1,697
Other noninterest income (1)	(1,408)	527	(881)
Total noninterest income:	257	4,102	4,359
Non-interest expense	10,359	2,481	12,840
Income before income taxes	$6,035	$2,767	$8,802
Income tax expense			3,561
Net income			$5,241
(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Six Months Ended June 30, 2016
	Commercial Lending	Asset Management	Consolidated Total

Net interest income:	$41,617	$1,808	$43,425
Provision for loan losses	21,336	—	21,336
Net interest income after provision	20,281	1,808	22,089
Noninterest income:
Management fees	—	6,143	6,143
Performance fees	—	841	841
Other lending fees	2,858	32	2,890
Other noninterest income (1)	13,222	415	13,637
Total noninterest income:	16,080	7,431	23,511
Non-interest expense	25,194	4,714	29,908
Income before income taxes	$11,167	$4,525	$15,692
Income tax expense			6,442
Net income			$9,250

(1)  Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Three months ended June 30, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$15,672	$114	$15,786
Provision for loan losses	3,208	—	3,208
Net interest income after provision	12,464	114	12,578
Noninterest income:
Management fees	—	1,015	1,015
Performance fees	—	—	—
Other lending fees	4,754	—	4,754
Other noninterest income (1)	1,660	—	1,660
Total Noninterest income:	6,414	1,015	7,429
Non-interest expense	11,018	426	11,444
Income before income taxes	$7,860	$703	$8,563
Income tax expense			3,563
Net income			$5,000

(1)  Includes fair value adjustment on Loans held-for-sale.

	Six months ended June 30, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$33,500	$(299)	$33,201
Provision for loan losses	10,186	—	10,186
Net interest income after provision	23,314	(299)	23,015
Noninterest income:
Management fees	—	1,935	1,935
Performance fees	—	—	—
Other lending fees	5,912	—	5,912
Other noninterest income (1)	3,708	—	3,708
Total Noninterest income:	9,620	1,935	11,555
Non-interest expense	20,904	772	21,676
Income before income taxes	$12,030	$864	$12,894
Income tax expense			5,355
Net income			$7,539

(1) Includes fair value adjustment on Loans held-for-sale.

June 30, 2016	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross (including loans at fair value of $167,198)	$3,060,601	$167,198	$3,227,799
Loans held-for-sale, gross	446,462	—	446,462
Investments in debt securities, available-for-sale	—	91,400	91,400
Other	163,556	62,644	226,200
Total Balance Sheet Assets	3,670,619	321,242	3,991,861
Illiquid Credit funds *	—	810,621	810,621
Liquid/Tradeable Credit *	—	2,000,539	2,000,539
Total Assets	3,670,619	3,132,402	6,803,021
Less: Non Managed assets (1)	163,556	56,207	219,763
Total Managed Assets	$3,507,063	$3,076,195	$6,583,258
(1) Other less unamortized discount on investment in debt securities, available-for-sale.

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

December 31, 2015	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross	$3,243,580	$—	$3,243,580
Loans held-for-sale, gross	485,874	—	485,874
Investments in debt securities, available-for-sale	—	94,177	94,177
Other	205,256	22,496	227,752
Total Balance Sheet Assets	3,934,710	116,673	4,051,383
Illiquid Credit funds *	—	824,573	824,573
Liquid/Tradeable Credit *	—	2,294,497	2,294,497
Total Assets	3,934,710	3,235,743	7,170,453
Less: Non Managed assets (1)	205,256	15,731	220,987
Total Managed Assets	$3,729,454	$3,220,012	$6,949,466

(1) Other less unamortized discount on investment in debt securities, available-for-sale.

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

Note 16. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2016, the Clarendon Fund’s collateral management fee was $0.5 million and $1.0 million, respectively, and for the three and six months ended June 30, 2015, the Clarendon Fund’s collateral management fee was $0.5 million and $0.9 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2016, the Arlington Program’s collateral management fee was $0.5 million and $1.0 million, respectively, and for the three and six months ended June 30, 2015, the Arlington Program’s collateral management fee was $0.5 million and $1.0 million, respectively.

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors.

For the three and six months ended June 30, 2016, the Fund paid the Company zero and $0.04 million, respectively, and for the three and six months ended June 30, 2015, the Fund paid the Company $0.03 million and $0.06 million, respectively.

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

Overview

NewStar Financial, Inc. (which is referred to throughout this Quarterly Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, commercial finance company with specialized lending platforms focused on meeting the complex financing needs of companies and private investors in the middle market. The Company and its wholly owned investment management subsidiary, NewStar Capital LLC, are registered investment advisers and provide asset management services to institutional investors. The Company manages several private credit funds that co-invest in loan origination through its leveraged finance lending platform.  Through NewStar Capital, the Company also manages a series of funds structured as CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including broadly syndicated loans, high yield bonds and distressed credits. Through its specialized lending platforms, the Company provides a range of senior secured debt financing options to mid-sized companies to fund working capital, growth strategies, acquisitions and recapitalizations, as well as, purchases of equipment and other capital assets.

We believe these lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers and experienced marketing officers organized around key industry and market segments. These teams represent specialized lending groups that are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

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

We typically provide financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower exceeds $35 million.

Beginning in January 2016, the Company’s operations were divided into two reportable segments that represent its core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company that employ credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

Market Conditions

Market conditions in segments of the loan market we target were mixed in the second quarter as middle market loan volume increased slightly compared to last quarter while pricing decreased. According to Thomson Reuters, overall middle market loan volume in the second quarter was $27 billion versus $26 billion last quarter and versus $41 billion in the same period last year. The volume represented by new middle market transactions, as opposed to refinancing transactions, decreased in the second quarter to $11.1 billion from $14.1 billion in the prior quarter and from $17.4 billion in the same period last year. Refinancing volume increased in the second quarter to $15.4 billion from $12.0 billion in the prior quarter and decreased from $23.5 billion in the same period last year. As a percentage of total middle market volume, new transactions decreased to 42% versus 54% last quarter and 43% in the same period last year.
The pricing environment in our target markets improved through the second half of last year and through the first quarter of this year but loan yields in both the large corporate market and middle market decreased in the second quarter.  Large corporate loan yields were down to 5.5% in the second quarter from 6.2% last quarter but up from 4.8% in the same quarter last year.  Middle market loan yields were down to 6.3% in the first quarter from 7.3% last quarter but up from 6.0% in the same quarter last year, and continue to exhibit a premium versus large corporate loans.

Our direct lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets are improving but continued to face some headwinds in the second quarter as broader market uncertainty, softening CLO equity demand and regulatory constraints weighed on CLO pricing and volume.  Conditions have improved somewhat in the second quarter, however, and we believe conditions will continue to improve throughout 2016 as industry-specific concerns are addressed and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Despite increasing momentum in the second quarter of 2016, new U.S. CLO issuance remains well behind last year’s pace.  Volume of $18 billion this quarter represented a 41% decrease versus the same quarter last year, but an increase from the $8 billion issued last quarter. Total U.S. CLO issuance in 2015, 2014 and 2013 was approximately $99 billion, $124 billion and $81 billion, respectively. Due to interest rate uncertainty, remaining industry-specific loan concerns and regulatory constraints, CLO credit spreads experienced upward movement in the second half of 2015 but have improved slightly throughout the first half of 2016 as investors gain comfort with these issues.  We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate/return expectations and resolve regulatory issues. Despite the trend in the pricing environment, we believe that market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains accommodative as more banks have begun to provide this type of financing and existing providers expand their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Despite these factors being generally less favorable than past quarters, we originated $369 million of new loans and leases at attractive yields and purchased $107 million of loans in the second quarter, up from $300 million last quarter. With attractive pricing, leverage below the broader loan market, and equity contributions increasing, conditions in our primary target markets continued to remain favorable relative to the broader loan market. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2016 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

Liquidity

On June 2, 2016, the commitment to our credit facility with Wells Fargo Bank, National Association to fund leveraged finance loans was increased from $565.0 million to $615.0 million.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NewStar’s basic and diluted income per share for the three months ended June 30, 2016 was $0.11, on net income of $5.2 million.  Our basic and diluted income per share was $0.20 for the six months ended June 30, 2016 on net income of $9.3 million.  This compares to basic and diluted income per share for the three months ended June 30, 2015 of $0.11 and $0.10, respectively, on net income of $5.0 million and basic and diluted income per share for the six months ended June 30, 2015 of $0.16 and $0.15, respectively, on net income of $7.5 million.  Our managed portfolio was $6.6 billion at June 30, 2016 compared to $6.9 billion at December 31, 2015.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.28% and 6.29% for the three and six months ended June 30, 2016 and 6.31% and 6.18% for the three and six months ended June 30, 2015, respectively. The increase in loan portfolio yield over the first half of 2016 compared to the comparable period in 2015 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to June 30, 2015.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.10% and 2.16% for the three and six months ended June 30, 2016 and 1.99% and 2.24% for the three and six months ended June 30, 2015, respectively. The primary factor impacting net interest margin for the three and six months ended June 30, 2016 was higher interest expense associated with our Subordinated Notes and Senior Notes.  The primary factors impacting net interest margin for the six months ended June 30, 2015 was the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the corporate credit facility with Fortress Credit Corp. using a portion of the proceeds from the issuance of Senior Notes, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. Excluding the $3.6 million of accelerated amortization of deferred financing fees, the net interest margin for the three and six months ended June 30, 2015 would have been 2.44% and 2.48%, respectively.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.29% and 1.49% for the three and six months ended June 30, 2016 and 1.39% and 1.42% for the three and six months ended June 30, 2015, respectively. The decrease for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to originations that increased average total assets subsequent to June 30, 2015.  The increase for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily related to an increase in compensation expense of $5.0 million due to an increase in assets under management through the acquisition of NewStar Capital and an increase of $2.5 million primarily related to strategic initiative costs associated with the sale of Business Credit.

Operating expenses as a percentage of average assets under management

Operating expenses as a percentage of average assets under management was 0.78% and 0.89% for the three and six months ended June 30, 2016 and 1.17% and 1.18% for the three and six months ended June 30, 2015, respectively.  The decrease for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily due to a combination of acquisition activity and organic growth in assets under management.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 50.82% and 44.68% for the three and six months ended June 30, 2016 and 49.30% and 48.43% for the three and six months ended June 30, 2015, respectively. The increase in our efficiency ratio for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily related to the increase in interest expense driven by an increase in our interest bearing liabilities.  The decrease in our efficiency ratio for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to non-interest income activity.  During the first quarter of 2016, we sold Business Credit which resulted in a gain of $22.5 million, and asset management income increased $5.0 million from the same period in the previous year as a result of the acquisition of NewStar Capital. This was offset by $5.4 million of losses related to fair value adjustments to loans-held-for sale and an additional loss of $8.1 million on the TRS portfolio. Our efficiency ratio was further impacted by an increase in operating expenses primarily related to compensation costs and strategic initiative costs of $8.2 million.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale and fair value portfolios, was 2.09% at June 30, 2016 and 1.81% as of December 31, 2015. The increase in the allowance for credit losses ratio from December 31, 2015 is primarily due to an increase in the specific allowance related to the deterioration of four credits during the first quarter of the year.  Each situation reflected a unique set of facts and circumstances that drove the timing and amount of losses recognized in the quarter. During the three months ended June 30, 2016, we recorded $2.4 million of specific provision for credit losses bringing the year to date specific provision for credit losses on impaired loans to $19.1 million.  During the three months ended June 30, 2016 we had charge offs of $6.9 million bringing the year to date charge-offs to $14.2 million.  Charge-offs during the quarter were primarily the result of one impaired real estate loan being transferred to held-for-sale and the final resolution of an impaired legacy leveraged finance loan.  At June 30, 2016, the specific allowance for credit losses was $32.9 million, and the general allowance for credit losses was $31.2 million. At December 31, 2015, the specific allowance for credit losses was $26.8 million, and the general allowance for credit losses was $31.9 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.07% as of June 30, 2016 as compared to 0.84% as of December 31, 2015. We had delinquent loans with an outstanding balance of $2.2 million and $27.2 million as of June 30, 2016 and December 31, 2015, respectively.  The decrease is the result of the final resolution of a legacy loan.  We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due is defined as, total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. At June 30, 2016, we did not have any delinquent accruing loans.  At December 31, 2015, we had one loan in this category past its stated maturity that was in the process of being amended, with a balance of $8.5 million.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 2.97% as of June 30, 2016 and 3.43% as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance of non-accrual loans was $95.9 million and $111.3 million, respectively and total outstanding loans and leases held for investment was $3.2 billion at June 30, 2016 and December 31, 2015.  As of June 30, 2016, we had one non-accrual loan in loans held-for-sale with a balance of $3.2 million. The improvement in the non-accrual loan rate was primarily due to the final resolution of one legacy loan.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned and other repossessed assets, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 2.98% as of June 30, 2016 and 3.44% as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the sum of the aggregate outstanding balance of non-performing assets was $96.2 million and $111.5 million, respectively. As of June 30, 2016, we had one non-accrual loan in loans held-for-sale with a balance of $3.2 million. The improvement in the non-performing asset rate was primarily due to the final resolution of one legacy loan.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge-off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.86% and 0.88% for the three and six months ended June 30, 2016 and 0.58% and 0.29% for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, we had net charge offs of $6.9 million and $14.2 million, respectively. We had net charge offs of $4.0 million and $3.9 million during the three and six months ended June 30, 2015, respectively.  Net charge-offs for the six months ended June 30, 2016 included $5.8 million related to four real estate loans that were transferred to loans held-for-sale as part of an accelerated disposition of that portfolio.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 0.75% and 0.76% for the three and six months ended June 30, 2016 and 0.56% and 0.29% for the three and six months ended June 30 2015, respectively.  Net charge-offs for the six months ended June 30, 2016 included $5.8 million related to four real estate loans that were transferred to loans held-for-sale as part of an accelerated disposition of that portfolio.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.53% and 0.46% for the three and six months ended June 30, 2016 and 0.61% and 0.49% for the three and six months ended June 30, 2015, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 3.19% and 2.83% for the three and six months ended June 30, 2016 and 3.05% and 2.31% for the three and six months ended June 30, 2015, respectively.

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Net interest income:
Interest income	$59,392	$46,871	$121,344	$86,620
Interest expense	38,486	31,085	77,919	53,419
Net interest income	20,906	15,786	43,425	33,201
Provision for credit losses	3,623	3,208	21,336	10,186
Net interest income after provision for credit losses	17,283	12,578	22,089	23,015
Non-interest income (loss):
Asset management income	3,543	1,015	6,984	1,935
Fee income	1,697	4,777	2,890	5,935
Realized loss on derivatives	(11)	(10)	(18)	(19)
Realized gain (loss) on sale of loans, net	162	(31)	55	(46)
Other miscellaneous income, net	1,114	817	2,964	2,107
(Loss) gain on total return swap	—	—	(6,062)	2,064
Loss on loans held- for- sale, net	(2,146)	—	(5,813)	(421)
Gain on sale of Business Credit, net	—	—	22,511	—
Total non-interest income	4,359	7,429	23,511	11,555
Operating expenses:
Compensation and benefits	8,827	7,710	19,465	14,443
General and administrative expenses	4,013	3,734	10,443	7,233
Total operating expenses	12,840	11,444	29,908	21,676
Income before income taxes	8,802	8,563	15,692	12,894
Income tax expense	3,561	3,563	6,442	5,355
Net income	5,241	5,000	9,250	7,539

Comparison of the Three Months Ended June 30, 2016 and 2015

Interest income. Interest income increased $12.5 million, to $59.4 million for the three months ended June 30, 2016 from $46.9 million for the three months ended June 30, 2015. The increase was primarily due to an increase in the average balance of our interest earning assets to $4.0 billion from $3.2 billion primarily due to new loan originations subsequent to the three months ended June 30, 2015 and an increase in the yield on average interest earning assets to 5.98% from 5.91%.

Interest expense. Interest expense increased $7.4 million, to $38.5 million for the three months ended June 30, 2016 from $31.1 million for the three months ended June 30, 2015. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $3.3 billion from $2.6 billion. The average cost of funds decreased to 4.65% from 4.80%, primarily due to the accelerated amortization of $3.6 million of deferred fees recognized in connection with the payoff of our corporate credit facility with Fortress Credit Corp. during the three months ended June 30, 2015, which was offset by increased borrowings under the Subordinated Notes and Senior Notes.

Net interest margin. Net interest margin increased to 2.10% for the three months ended June 30, 2016 from 1.99% for the three months ended June 30, 2015. The increase in net interest margin was primarily due to the shift in the mix of debt and the acceleration of amortization of $3.6 million of deferred financial fees related to the payoff of the corporate credit facility with Fortress Credit Corp during the three months ended June 30, 2015, partially offset by higher interest expense associated with our Subordinated Notes and Senior Notes.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,997,586	$59,392	5.98%	$3,179,911	$46,871	5.91%
Total interest bearing liabilities	3,328,485	38,486	4.65%	2,595,877	31,085	4.80%
Net interest spread		$20,906	1.32%		$15,786	1.11%
Net interest margin			2.10%			1.99%

Provision for credit losses. The provision for credit losses increased $0.4 million to $3.6 million for the three months ended June 30, 2016 from $3.2 million for the three months ended June 30, 2015.  During the three months ended June 30, 2016, we recorded net specific provisions for impaired loans of $2.4 million compared to $2.5 million for the three months ended June 30, 2015.  During the three months ended June 30, 2016, we recorded a general provision of $1.2 million compared to $0.7 million for the three months ended June 30, 2015.  Our general allowance for credit losses covers estimated incurred losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at June 30, 2016 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of June 30, 2016, we had impaired loans and leases with an aggregate outstanding balance of $165.3 million. Impaired loans with an aggregate outstanding balance of $136.9 million have been restructured and classified as TDRs.  At June 30, 2016, the Company had a $32.9 million specific allowance for impaired loans with an aggregate outstanding balance of $117.5 million. As of June 30, 2016, we had two restructured impaired loans which had an outstanding balance greater than $20 million (one of which was transferred to loans held-for-sale) in addition to one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income decreased $3.0 million, to $4.4 million for the three months ended June 30, 2016 from $7.4 million for the three months ended June 30, 2015. The decrease in non-interest income was primarily a result of the decrease in fee income of $3.1 million and a $2.1 million loss recognized on loans held-for-sale, offset by an increase of $2.5 million in asset management fees.

As a result of certain of our troubled debt restructurings, we have received equity interests in several of our impaired borrowers. The equity interests in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. In situations where we determine the fair value has declined from the initial fair value recorded, we write-down the value of the equity interest in non-interest income. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $1.4 million, to $12.8 million for the three months ended June 30, 2016 from $11.4 million for the three months ended June 30, 2015.  Compensation and benefits expense increased $1.1 million primarily due to an increase in compensation expense as the result of the acquisition of NewStar Capital, which was slightly offset by the reduction of compensation expense associated with the sale of Business Credit.  General and administrative expenses increased $0.3 million.

Income taxes. For the three months ended June 30, 2016 and 2015, we provided for income taxes based on an effective tax rate of 41% and 42%, respectively.

As of June 30, 2016 and December 31, 2015, we had net deferred tax assets of $30.4 million and $33.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2016. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses, and the impact on funding levels). Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2016. As of June 30, 2016, our deferred tax asset was primarily comprised of $30.2 million related to our allowance for credit losses and $11.1 million related to equity compensation, which was partially offset by deferred tax liabilities of $12.9 million related to our Equipment Finance portfolio.

  Comparison of the Six Months Ended June 30, 2016 and 2015

Interest income. Interest income increased $34.7 million, to $121.3 million for the six months ended June 30, 2016 from $86.6 million on a consolidated basis for the six months ended June 30, 2015. The increase was primarily due to an increase in the average balance of our interest earning assets to $4.0 billion from $3.0 billion primarily due to new loan originations subsequent to June 30, 2015.

Interest expense. Interest expense increased $24.5 million, to $77.9 million for the six months ended June 30, 2016 from $53.4 million on a consolidated basis for the six months ended June 30, 2015. The increase is primarily due to an increase in the average balance of our interest bearing liabilities to $3.4 billion from $2.4 billion, and an increase in the average cost of funds to 4.60% from 4.47%, primarily due to increased borrowings under the Subordinated Notes and Senior Notes this was offset by the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the corporate credit facility with Fortress Credit Corp. during the six months ended June 30, 2015.

Net interest margin. Net interest margin decreased to 2.16% for the six months ended June 30, 2016 from 2.24% for the six months ended June 30, 2015. The decrease in net interest margin was primarily due to the shift in the mix of debt and the issuance of higher cost long-term debt during the first quarter of 2016.  The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, increased to 1.43% from 1.38%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,049,018	$121,344	6.03%	$2,984,837	$86,620	5.85%
Total interest bearing liabilities	3,405,268	77,919	4.60%	2,409,303	53,419	4.47%
Net interest spread		$43,425	1.43%		$33,201	1.38%
Net interest margin			2.16%			2.24%

Provision for credit losses. The provision for credit losses increased $11.1 million to $21.3 million for the six months ended June 30, 2016 from $10.2 million for the six months ended June 30, 2015. The increase in the provision was primarily due to an increase of $13.6 million in specific provisions recorded during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, partially offset by a decrease of $2.4 million of general provisions.  During the six months ended June 30, 2016, we recorded net specific provisions for impaired loans of $19.0 million compared to $5.5 million recorded during the six months ended June 30, 2015. The net specific component of the provision for credit losses was primarily due to the deterioration of four credits during the first quarter of 2016.

Non-interest income. Non-interest income increased $11.9 million, to $23.5 million for the six months ended June 30, 2016 from $11.6 million on a consolidated basis for the six months ended June 30, 2015. The increase in non-interest income was primarily due to a $22.5 million gain on the sale of Business Credit that occurred during the first quarter of 2016 and an increase of $5.0 million in asset management fees, offset by a $8.1 million loss on the TRS portfolio, a $5.4 million loss recognized on loans held-for-sale and a $3.0 million decline in capital market fee income from the six months ended June 30, 2015.

As a result of certain of our troubled debt restructurings, we have received equity interests in several of our impaired borrowers. The equity interests in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. The equity interests in certain impaired borrowers is initially recorded at fair value when the debt is restructured and is subsequently analyzed at the end of each quarter. In situations where we determine the fair value has declined from the initial fair value recorded, we write-down the value of the equity interest in non-interest income. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Operating expenses. Operating expenses increased $8.2 million, to $29.9 million for the six months ended June 30, 2016 from $21.7 million on a consolidated basis for the six months ended June 30, 2015. Compensation and benefits expense increased $5.0 million, of which $2.9 million was the result of the acquisition of NewStar Capital.  This was offset in part by a reduction of $0.5 million due to the sale of Business Credit in the first quarter of 2016. The remaining increase was the result of an increase in incentive, salaries and equity compensation from the six months ended June 30, 2015.

Income taxes. For the six months ended June 30, 2016 and 2015, we provided for income taxes based on an effective tax rate of approximately 41% and 42%, respectively.

Segment Reporting

NewStar manages its operations through two business segments, Commercial Lending and Asset Management.

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $10 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	June 30, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross	$3,060,601	$3,243,580
Loans held-for-sale, gross	446,462	485,874
Total Commercial Lending Assets	$3,507,063	$3,729,454

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net interest income:	$19,760	$15,672	$41,617	$33,500
Provision for loan losses	3,623	3,208	21,336	10,186
Net interest income after provision	16,137	12,464	20,281	23,314
Noninterest income:
Other lending fees	1,665	4,754	2,858	5,912
Other noninterest income	(1,408)	1,660	13,222	3,708
Total noninterest income:	257	6,414	16,080	9,620
Non-interest expense	10,359	11,018	25,194	20,904
Income before income taxes	$6,035	$7,860	$11,167	$12,030

Comparison of the Three Months Ended June 30, 2016 and 2015

The Commercial Lending segment reported income before taxes of $6.0 million for the three months ended June 30, 2016, compared to $7.9 million for the same period in 2015.  Net interest income increased $4.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily as a result of an increase in average interest earning assets due to originations subsequent to June 30, 2015.  The provision for loan loss amounted to $3.6 million for the three months ended June 30, 2016 compared to $3.2 million for the three months ended June 30, 2015.  Noninterest income derived from the Commercial Lending segment totaled $0.2 million for the three months ended June 30, 2016, down from $6.4 million from the three months ended June 30, 2015.  The decrease in noninterest income was due to a loss of $2.1 million recognized on loans held for sale and decrease in capital market fees of $3.1 million.  Commercial Lending noninterest expenses for the three months ended June 30, 2016 decreased by $0.7 million from the same period in 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Net interest income for the segment increased $8.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of an increase in average interest earning assets as of result of loan origination subsequent to June 30, 2015.

We had provision for loan losses of $21.3 million for the six months ended June 30, 2016, compared to a provision of $10.2 million for the comparable period in 2015.  The increase in the provision for loan losses was primarily driven by an increase of $13.6 million in specific provisions recorded during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015,  partially offset by a decrease of $2.4 million of general provisions.

Noninterest income for the segment increased by $6.5 million for the six months ended June 30, 2016 primarily as the result of the sale of Business Credit during the first quarter of 2016.  The gain on sale was offset by of a loss of $5.8 million recognized on loans held for sale and a $6.1 million loss on the total return swap.

Noninterest expense for the segment increased by $4.3 million for the six months ended June 30, 2016 primarily due to an increase in transaction costs related to the sale of Business Credit.

Asset Management

The Asset Management segment includes credit funds managed by the Company and NewStar Capital.  These credit funds focus on middle market loans, liquid tradeable credit and liquid loan strategies.

The following table sets forth selected information with respect to assets within the Asset Management segment.

	June 30, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross (at fair value)	$167,198	$—
Investments in debt securities, available-for-sale, net of mark (1)	97,837	100,942
Illiquid Credit *	810,621	824,573
Liquid/Tradeable Credit *	2,000,539	2,294,497
Total Asset Management Assets	$3,076,195	$3,220,012
(1) Investment in debt securities gross of amortization of deferred fees, net of fair value adjustment.

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not Assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Net interest income	$1,146	$114	$1,808	$(299)
Provision for loan losses	—	—	—	—
Net interest income after provision	1,146	114	1,808	(299)
Noninterest income:				—
Management fees	3,096	1,015	6,143	1,935
Performance fees	447	—	841	—
Other lending fees	32	—	32	—
Other noninterest income (1)	527	—	415	—
Total Noninterest income:	4,102	1,015	7,431	1,935
Non-interest expense	2,481	426	4,714	772
Income before income taxes	$2,767	$703	$4,525	$864

(1) Includes mark to mark adjustment on fair value portfolio.

Comparison of the Three Months Ended June 30, 2016 and 2015

The Asset Management segment reported net income of $2.8 million for the three months ended June 30, 2016, compared to $0.7 million for the same period in 2015. Noninterest income was primarily the result of asset management and performance fee income of $3.5 million for the three months ended June 30, 2016, up by $2.5 million, compared to the same period in 2015.  This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015.  Average AUM increased 68% from the same period in 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Noninterest income derived from the Asset Management segment was $7.4 million for the six months ended June 30, 2016, up by $5.5 million, compared to the same period in 2015.  This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015.  Noninterest expense increased by $3.9 million for the six months ended June 30, 2016 primarily as the result of the acquisition of NewStar Capital

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. In addition, we had $440.1 million in net loans held-for-sale on our balance sheet at June 30, 2016, which we have the ability to sell to generate additional liquidity. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the second quarter, the U.S. economy exhibited moderate growth, but with uncertainty surrounding a number of economic issues, including Brexit and the Fed’s monetary policy, the second quarter saw varied results from leading economic indicators.  Weak signals were seen in business equipment investment and manufacturing, stable signals in labor, housing and inflation (albeit below the FOMC’s objective) and positive signals in consumer spending and equities, which rebounded after initial Brexit-induced volatility. We expect stable trends and slow-to-modest growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. While the securitization market for loans (the CLO market) faces volume and pricing headwinds and lingering regulatory uncertainty, the market remains supportive for experienced CLO issuers such as NewStar. We believe that the CLO market, which the Company partially relies upon for funding, will stabilize in 2016, as investors gain comfort with these issues. In addition, we believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of June 30, 2016 and December 31, 2015, we had $34.6 million and $35.9 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $207.4 million and $154.0 million of restricted cash as of June 30, 2016 and December 31, 2015, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2016, we could use $54.1 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2016.

Cash Collateral on Deposit with Custodian

We had $7.6 million and $61.1 million of cash collateral posted with custodians at June 30, 2016 and December 31, 2015, respectively.  These amounts represent cash posted as collateral to enhance the credit quality of the underlying referenced portfolio of loans in our total return swap (prior to the March 31, 2016 maturity) and repurchase agreements.  At June 30, 2016, we had $7.1 million posted against our JP Morgan Chase Bank repurchase agreement, $0.3 million posted against our Citibank Global Markets repurchase agreement and $0.2 million posted against our Natixis repurchase agreement. At December 31, 2015, $56.5 million cash collateral was posted against our TRS with Citibank and $4.6 million was posted against our JP Morgan Chase Bank repurchase agreement.  The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuate with the changes in the market.

Investment in Debt Securities, Available- for- Sale

   The fair value of investment in debt securities, available for sale is based on prices received from third parties and reviewed by our pricing and valuation committee. Our investment in debt securities, available for sale are considered Level 3. During the six months ended June 30, 2016 and 2015, we did not purchase or sell any investment in debt securities available-for-sale.

At June 30, 2016, the fair value of investment in debt securities, available for sale was $91.4 million with a net unrealized loss of $13.2 million, compared to a fair value of $94.2 million and an unrealized loss of $10.1 million at December 31, 2015.

As a result of our evaluation of the securities, we concluded that the unrealized losses at June 30, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2016, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including credit funds managed by the Company). At June 30, 2016 loans held-for-sale consisted of $422.7 million of leveraged finance loans and $23.8 million impaired real estate loans.

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$422,702	$485,874
Real Estate	23,760	$-
Gross loans held-for-sale	446,462	485,874
Deferred loan fees, net	(6,363)	(7,089)
Total loans held-for-sale, net	$440,099	$478,785

At June 30, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $431.1 million that were intended to be sold to credit funds managed by the Company.  At June 30, 2016, loans held-for-sale includes a $23.8 million impaired real estate loan that was transferred from the loan portfolio.  During the quarter ended June 30, 2016, we sold three real estate loans as part of an accelerated disposition of our real estate portfolio.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present and the overcollateralization ratio is (or was previously) out of compliance with the target, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2016, we had impaired loans and leases with a balance of $165.3 million. Impaired loans with an aggregate outstanding balance of $136.9 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $95.9 million were on non-accrual status. During the six months ended June 30, 2016 , we had net charge-offs totaling $14.2 million of impaired loans. Impaired loans of $2.2 million were greater than 60 days past due and classified as delinquent. During the six months ended June 30, 2016, we recorded $19.1 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $0.2 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of June 30, 2016 and December 31, 2015 was $63.5 million and $58.3 million, respectively, or 2.08% and 1.80% of loans and leases, gross, respectively. As of June 30, 2016 and December 31, 2015, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.09% of loans and leases, gross compared to 1.81% at December 31, 2015.

The allowance for credit losses is based on a review of the appropriateness of the allowance for credit losses and its two components on a quarterly basis. The estimate of each component is based on observable information and on market and third-party data believed to be reflective of the underlying credit losses being estimated.

It is the Company’s policy to record a specific provision for credit losses for all loans for which we have identified impairments during the reporting period.  We may charge-off the portion of the loan for which a specific provision was recorded. All of these loans are classified as impaired (if they have not been so classified already as a result of a troubled debt restructuring) and are disclosed in the Allowance for Credit Losses footnote to the financial statements.

Activity in the allowance for loan losses for the six months ended June 30, 2016 and for the year ended December 31, 2015 was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	($ in thousands)
Balance as of beginning of period	$58,259	$42,983
General provision for loan and lease losses	2,237	9,135
Specific provision for loan losses	19,058	9,495
Net charge offs	(14,200)	(3,354)
Reversal due to sale of Business Credit	(1,819)	—
Balance as of end of period	63,535	58,259
Allowance for losses on unfunded loan commitments	508	467
Allowance for credit losses	$64,043	$58,726

 Borrowings and Liquidity

As of June 30, 2016 and December 31, 2015, we had net outstanding borrowings totaling $3.3 billion. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of June 30, 2016 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$1,290,000	$576,353	$713,647	2017-2020
Term debt securitizations(1)	2,031,684	2,026,284	5,400	2022-2027
Repurchase agreements	64,988	64,988	—	2017
Senior notes	380,000	379,320	—	2020
Subordinated notes	300,000	242,901	—	2024
Total	$4,066,672	$3,289,846	$719,047

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants in our debt facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2016, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests. In addition, we are required to make termination or make-whole payments in the event that certain of our existing credit facilities are prepaid. These termination or make-whole payments, if triggered, could be material to us individually or in the aggregate, and in the case of certain facilities, could be caused by factors outside of our control, including as a result of loan prepayment by the borrowers under the loan facilities that collateralize these credit facilities.

Credit Facilities

As of June 30, 2016 we had four credit facilities through certain of our wholly-owned subsidiaries: (i) a $615 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, (ii) a $350 million line of credit with Credit Suisse AG, Cayman Island Branch (“Credit Suisse”) to provide financing to purchase collateral debt obligations at the instruction of NewStar Capital, (iii) a $250 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans, and (iv) a $75 million credit facility with Wells Fargo to fund equipment leases and loans.

We have a $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $261.6 million and unamortized deferred financing fees of $7.2 million as of June 30, 2016. In February 2016 and June 2016, we upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million.  Interest on this facility accrues at a variable rate per annum. This facility matures on August 10, 2020.  The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

We have a $350.0 million note purchase agreement with Credit Suisse under the terms of which Credit Suisse has agreed to provide financing to a warehouse to fund the purchase of broadly syndicated bank loans. Interest on this facility accrues at a variable rate per annum. Advances under the lines of credit may be drawn, repaid and drawn again, subject to availability under a borrowing base until December 24, 2016. This credit facility was initially supplemented by a $25 million junior note commitment by NewStar Capital, which is subordinate to the rights of Credit Suisse as senior noteholder, and from which 50% of aggregate draws are advanced.  In June 2016, the junior note commitment was increased to $39 million in exchange for lower interest rates at some borrowing levels as well as increases in the borrowing base prior to marketing and closing the CLO transaction that is anticipated to refinance the notes. The credit facility had an outstanding balance of $110.0 million as of June 30, 2016.  The notes mature on March 28, 2017.

We have a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $187.9 million and unamortized deferred financing fees of $2.8 million as of June 30, 2016. On August 5, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $250.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

We have a note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans. The credit facility had an outstanding balance of $16.9 million and unamortized deferred financing fees of $0.5 million as of June 30, 2016. Interest on this facility accrues at a variable rate per annum. On April 10, 2015, we entered into an amendment to this facility which, among other things, extended the reinvestment period to April 10, 2017 and the final maturity date to April 10, 2019, and modified certain concentration amounts and specified threshold amounts.

On March 31, 2016, the Company sold its membership interest in NewStar Business Credit LLC (“Business Credit”).  In connection with the sale, all outstanding indebtedness of Business Credit was repaid, including amounts outstanding under a $175 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0 million, and the $165.0 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated. The Company accelerated and recognized deferred financing fees of $1.1 million and $0.7 million, respectively, related to the warehouse facilities during the first quarter of 2016.

Senior notes

On April 22, 2015, we issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, we issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015 were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. We used a portion of the net proceeds from the April 2015 notes offering to repay in full our corporate credit facility with Fortress Credit Corp. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2015. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of June 30, 2016, unamortized deferred financing fees were $6.3 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto, our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Our Consolidated Non-Funding Debt to Equity Ratio is defined as the ratio of our Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to our Consolidated Stockholders Equity (as defined in the indenture).  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest.  At June 30, 2016 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During 2015, we drew an additional $75 million of Subordinated Notes.  We drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $57.1 million as of June 30, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2016, unamortized deferred financing fees were $5.2 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. Beginning on December 5, 2019, we are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

2007-1 CLO Trust.  In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At June 30, 2016, the $111.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $165.4 million. At June 30, 2016, deferred financing fees were expensed in full.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR

	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$6,039	0.24%
Class A-2	100,000	1,900	0.26%
Class B	24,000	24,000	0.55%
Class C	58,500	58,293	1.30%
Class D	27,000	21,000	2.30%
Total notes	546,000	111,232
Class E (trust certificates)	29,100	29,276	N/A
Class F (trust certificates)	24,900	24,900	N/A
Total for 2007-1 CLO Trust	$600,000	$165,408

2012-2 CLO.  On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2016, the $268.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $314.3 million. At June 30, 2016, unamortized deferred financing fees were $1.1 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2012-2 CLO
Class A	$190,700	$179,071	1.90%
Class B	26,000	26,000	3.25%
Class C	35,200	35,200	4.25%
Class D	11,400	11,400	6.25%
Class E	16,300	16,300	6.75%
Total notes	279,600	267,971
Class F	24,100	24,100	N/A
Subordinated notes	22,183	22,183	N/A
Total for 2012-2 CLO	$325,883	$314,254

2013-1 CLO.  On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At June 30, 2016, the $333.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $394.6 million. At June 30, 2016, unamortized deferred financing fees were $3.1 million. The 2013-1 CLO permits reinvestment of collateral principal repayments for a three-year period ending in September 2016. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65%
Class A-R	35,000	29,600	(1)
Class B	38,000	38,000	2.30%
Class C	36,000	36,000	3.80%
Class D	21,000	21,000	4.55%
Class E	6,000	6,000	5.30%
Total notes	338,600	333,200
Class F	17,400	17,400	N/A
Class G	15,200	15,200	N/A
Subordinated notes	28,800	28,800	N/A
Total for 2013-1 CLO	$400,000	$394,600

(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO.  On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2016, unamortized deferred financing fees were $2.2 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%
Class B-1	20,000	20,000	2.60%
Class B-2	13,250	13,250	(1)
Class C	30,250	30,250	3.60%
Class D	23,500	23,500	4.75%
Total notes	289,500	289,500
Class E	18,500	18,500	N/A
Class F	14,000	14,000	N/A
Subordinated notes	26,375	26,375	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2016, unamortized deferred financing fees were $3.6 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%
Class A-2	35,000	35,000	(1)
Class B	50,000	50,000	2.80%
Class C	38,500	38,500	3.85%
Class D	33,250	33,250	5.50%
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-1 ABS.  On September 1, 2015, NewStar Equipment Finance I, LLC, our subsidiary, completed a static asset-backed securitization transaction through a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. We remain the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. We retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. At June 30, 2016, the $30.6 million of outstanding drawn notes were secured by cash, leases and equipment loans totaling $71.2 million.  At June 30, 2016, unamortized deferred financing fees were $1.1 million.

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

 The following table sets forth selected information with respect to the 2015-1 ABS:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-1 ABS
Class A	$70,046	$30,632	3.27%
Total notes	70,046	30,632
Class B (retained)	12,809	12,809	5.43%
Subordinated notes	27,755	27,755	N/A
Total for 2015-1 ABS	$110,610	$71,196

2015-2 CLO.  On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At June 30, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At June 30, 2016, unamortized deferred financing fees were $3.3 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

 The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%
Class A-2	23,000	23,000	(1)
Class B	40,000	40,000	2.90%
Class C	26,250	26,250	3.95%
Class D	28,500	28,500	5.25%
Class E	5,000	5,000	7.50%
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%
Subordinated notes	46,806	46,806	N/A
Total for 2015-2 CLO	$397,806	$397,806
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests and, the Class D and Class E notes. At June 30, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At June 30, 2016, unamortized deferred financing fees were $2.6 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%
Class A-2	20,000	20,000	(1)
Class B	36,750	36,750	3.75%
Class C	22,500	22,500	5.40%
Total notes	255,750	255,750
Class D (retained)	23,750	23,750	5.50%
Class E (retained)	23,000	23,000	7.50%
Subordinated notes	45,506	45,506	N/A
Total for 2016-1 CLO	$348,006	$348,006
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Repurchase Agreements

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, we are obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. We will continue to service the commercial mortgage loans. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date at which we had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. The facility accrues interest at a variable rate per annum, which was 5.44% as of June 30, 2016. As of June 30, 2016, unamortized deferred financing fees were $0.4 million and the outstanding balance was $10.7 million.

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, there was no balance under the Deutsche Bank Repurchase Agreement. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the

“Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $14.8 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $37.8 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2016, the outstanding balance was $1.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice.  As of June 30, 2016, the Company had repurchased 1,222,648 shares of common stock at a weighted average price per share of $7.16, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At June 30, 2016, we had $283.8 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2016, we had $6.3 million of standby letters of credit.

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enabled us, through a wholly owned financing subsidiary, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans would not be directly owned by us, in return for an interest payment to Citibank.  The underlying loan portfolio of the TRS was typically large, liquid broadly syndicated loans. We acted as the manager of the TRS and selected the specific loans to be subject to the TRS. The TRS did not qualify for hedge accounting treatment as it did not offset the risks of another investment position. The initial maximum market value (determined at the time such loans became subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On December 15, 2014, we entered into an amendment to the TRS that increased the maximum value to $125.0 million.  On March 2, 2015, we entered into an amendment that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment that increased the maximum value to $175.0 million. Interest accrued at one-month LIBOR+1.60% per annum. We were required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements.  On March 31, 2016, the TRS matured.  At maturity we purchased approximately $138.9 million of the loans that were referenced by the TRS. The majority of these loans were purchased to fund future CLOs.  As of June 30, 2016, we had $1.2 million of receivables pending settlement.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Note 2 to the unaudited consolidated financial statements in this Quarterly Report. These policies require numerous estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for revenue recognition, allowance for credit losses, income taxes, stock compensation, valuation of investments, fair value measurements used to record fair value adjustment to certain financial instruments, determination of other than temporary impairments and temporary impairments, and impairment of  goodwill and identified intangible assets. As of the date of this report, the Company does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market values of our portfolio of loans for which the fair value option was elected, loans held-for-sale, which are carried at lower of cost or fair value, and our investment in debt securities, available-for-sale and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of June 30, 2016 and December 31, 2015, investments in debt securities available-for-sale totaled $91.4 million and $94.2 million, respectively. At June 30, 2016 and December 31, 2015, our net unrealized loss on those debt securities totaled $13.2 million and $10.1 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of June 30, 2016, approximately 5% of the loans in our portfolio were at fixed rates and approximately 95% were at variable rates. Additionally, for the loans at variable rates, approximately 92% contain an interest rate floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2016. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$22,149
Increase of	100	(1,081)
Increase of	200	9,941
Increase of	300	21,058

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $3.4 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result is a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolio’s weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2016:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1-30, 2016	$32,314	$8.56	$29,385	$28,730,142
May 1-31, 2016	1,046,222	7.07	1,044,913	21,344,673
June 1-30, 2016	11,185	8.64	11,185	21,248,009
Total: Three months ended June 30, 2016	1,089,721	$7.13	1,085,483	21,248,009

(1)

The Company repurchased 1,085,483 shares during the period pursuant to the share repurchase program that we announced on October 7, 2015 (the “Repurchase Program”) and amended on February 10, 2016. Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 4,328 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the second quarter.

(3)	The Company repurchased 1,000,000 shares on May 25, 2016 in a privately negotiated transaction with an unaffiliated third party.
(4)

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

3(b) 10(a)

Amended and Restated Bylaws of the Company.

Amendment dated as of June 15, 2016 to Note Purchase Agreement, dated as of March 28, 2016, by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association.

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

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: August 4, 2016	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b) 10(a)

Amended and Restated Bylaws of the Company.

Amendment dated as of June 15, 2016 to Note Purchase Agreement, dated as of March 28, 2016, by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association.

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

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document