Form 10-Q
period 2016-09-30
NewStar Financial, Inc.
filed 2016-11-03
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, 44,207,504  shares of common stock, par value of $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2016	December 31, 2015
	($ in thousands, except per share and par value amounts)
Assets:
Cash and cash equivalents	$36,266	$35,933
Restricted cash	370,487	153,992
Cash collateral on deposit with custodians	7,564	61,081
Investments in debt securities, available-for-sale	90,814	94,177
Loans held-for-sale, net	429,718	478,785
Loans and leases, net (including loans at fair value of $389,260 and $0, respectively)	3,186,998	3,134,072
Interest receivable	14,829	13,932
Property and equipment, net	296	638
Deferred income taxes, net	29,881	33,133
Income tax receivable	1,381	5,342
Goodwill	17,884	17,884
Identified intangible asset, net	655	910
Other assets	53,786	21,504
Assets held-for-sale	162,801	—
Total assets	$4,403,360	$4,051,383
Liabilities:
Credit facilities, net	$492,758	$832,686
Term debt securitizations, net	2,327,717	1,821,519
Senior notes, net	373,462	372,153
Subordinated notes, net	239,543	209,509
Repurchase agreements, net	52,591	96,224
Accrued interest payable	31,021	18,073
Other liabilities	170,380	41,741
Liabilities held-for-sale	44,158	—
Total liabilities	3,731,630	3,391,905
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2016 and 2015;
Shares outstanding 46,706,004 in 2016 and 46,527,288 in 2015	467	465
Additional paid-in capital	745,443	742,970
Retained earnings	49,247	31,353
Common stock held in treasury, at cost; 10,454,359 in 2016 and 9,154,548 in 2015	(118,552)	(109,245)
Accumulated other comprehensive loss, net	(4,875)	(6,065)
Total stockholders’ equity	671,730	659,478
Total liabilities and stockholders’ equity	$4,403,360	$4,051,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$65,155	$54,574	$186,499	$141,194
Interest expense	39,897	31,345	117,816	84,764
Net interest income	25,258	23,229	68,683	56,430
Provision for credit losses	3,570	4,534	24,906	14,720
Net interest income after provision for credit losses	21,688	18,695	43,777	41,710
Non-interest income (loss):
Asset management income	3,353	1,019	10,337	2,954
Fee income	2,946	4,573	5,836	10,508
Realized loss on derivatives	(13)	(5)	(31)	(24)
Realized (loss) gain on sale of loans, net	(19)	360	36	314
Other miscellaneous income, net	4,231	665	7,195	2,772
Loss on total return swap	—	(3,035)	(6,062)	(971)
Gain (loss) on loans held-for-sale, net	468	(85)	(5,345)	(506)
Gain on sale of Business Credit, net	—	—	22,511	—
Total non-interest income	10,966	3,492	34,477	15,047
Operating expenses:
Compensation and benefits	13,175	9,561	32,640	24,004
General and administrative expenses	4,894	3,819	15,337	11,052
Total operating expenses	18,069	13,380	47,977	35,056
Income before income taxes	14,585	8,807	30,277	21,701
Income tax expense	5,941	3,665	12,383	9,020
Net income	$8,644	$5,142	$17,894	$12,681
Basic Earnings per share	$0.19	$0.11	$0.38	$0.27
Diluted Earnings per share	$0.19	$0.11	$0.38	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Net income	$8,644	$5,142	$17,894	$12,681
Other comprehensive income gain (loss), net of tax:
Net unrealized securities (losses) gains, net of tax (benefit) expense of $2,044, $(1,782), $789 and $(2,120), respectively	3,028	(2,583)	1,193	(3,078)
Net unrealized derivative (losses) gains, net of tax (benefit) expense of $5, $(14), $2 and $(38), respectively	8	(21)	(3)	(48)
Other comprehensive income (loss)	3,036	(2,604)	1,190	(3,126)
Comprehensive income	$11,680	$2,538	$19,084	$9,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2016
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2016	$465	$742,970	$31,353	$(109,245)	$(6,065)	$659,478
Net income	—	—	17,894	—	—	17,894
Other comprehensive income	—	—	—	—	1,190	1,190
Issuance of restricted stock	6	(6)	—	—	—	—
Shares reacquired from employee transactions	(1)	1	—	(445)	—	(445)
Tax benefit (expense) from vesting of restricted stock	—	(473)	—	—	—	(473)
Repurchase of common stock	(12)	12	—	(8,862)	—	(8,862)
Exercise of common stock options, net	9	(1,108)	—	—	—	(1,099)
Tax benefit from exercise of stock options	—	1,225	—	—	—	1,225
Amortization of restricted common stock awards	—	2,822	—	—	—	2,822
Balance at September 30, 2016	$467	$745,443	$49,247	$(118,552)	$(4,875)	$671,730

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2015
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2015	$466	$718,825	$14,463	$(92,724)	$(33)	$640,997
Net income	—	—	12,681	—	—	12,681
Other comprehensive loss	—	—	—	—	(3,126)	(3,126)
Issuance of restricted stock	4	(4)	—	—	—	—
Net Shares reacquired from employee transactions	(1)	1	—	(597)	—	(597)
Tax benefit (expense) from vesting of restricted stock	—	(163)	—	—	—	(163)
Repurchase of common stock	(12)	12	—	(15,854)	—	(15,854)
Issuance of warrants	—	21,766	—	—	—	21,766
Exercise of common stock options	1	1,574	—	—	—	1,575
Tax benefit from exercise of stock options	—	551	—	—	—	551
Amortization of restricted common stock awards	—	2,450	—	—	—	2,450
Balance at September 30, 2015	$458	$745,012	$27,144	$(109,175)	$(3,159)	$660,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net income	$17,894	$12,681
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	24,906	14,720
Depreciation, amortization and accretion	(9,159)	(6,977)
Amortization of debt issuance costs	13,720	14,944
Equity compensation expense	2,822	2,450
Gain on sale of Business Credit	(22,511)	—
(Gain) loss on sale of loans, net	(36)	(314)
Loss (gain) on total return swap	6,062	971
Gain on sale of equipment, net	(724)	(471)
Loss on other real estate owned	—	82
Net change in deferred income taxes	2,466	(5,394)
Loans held-for-sale originated	(217,132)	(490,601)
Proceeds from sale of loans held-for-sale	313,287	263,231
Loss on loans held-for-sale, net	5,345	506
Net change in interest receivable	(2,340)	(2,191)
Net change in other assets	(15,090)	6,587
Net change in accrued interest payable	13,086	21,685
Net change in other liabilities	(11,165)	6,304
Net cash provided by operating activities	121,431	(161,787)
Cash flows from investing activities:
Net change in restricted cash	(240,397)	(45,443)
Net change in loans	(92,685)	(692,212)
Purchase of equity investments	(4,052)	—
Purchase of debt securities, available-for-sale	—	(85,020)
Proceeds from debt securities, available-for-sale	6,000	33,000
Proceeds from sale of other real estate owned	—	3,211
Acquisition of property and equipment	(9)	(129)
Net cash provided by (used in) investing activities	(331,143)	(786,593)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	(1,099)	1,575
Tax benefit from exercise of stock options	1,225	551
Tax benefit (expense) from vesting of restricted stock	(473)	(163)
Advances on credit facilities	1,282,522	1,934,949
Repayment of borrowings on credit facilities	(1,602,978)	(1,797,122)
Issuance of term debt	623,197	824,167
Borrowings on term debt	37,600	43,500
Repayment of borrowings on term debt	(142,155)	(170,089)
Issuance of senior notes	—	300,000
Borrowing on subordinated notes	24,500	50,000
Borrowings on repurchase agreements	3,496	125,012
Repayment of borrowings on repurchase agreements	(47,694)	(44,599)
Repayment of corporate debt	—	(238,500)
Release (posting) of cash collateral	53,517	(14,763)
Payment of deferred financing costs	(10,240)	(25,248)
Purchase of treasury stock	(9,307)	(16,451)
Net cash (used in) provided by financing activities	212,111	972,819
Net increase (decrease) in cash during the period	2,399	24,439
Cash and cash equivalents at beginning of period	35,933	33,033
Less cash of Equipment Finance held-for-sale	(2,066)	—
Cash and cash equivalents at end of period	36,266	57,472

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Supplemental cash flows information:
Interest paid	$104,731	$63,079
Taxes paid, net of refund	5,201	7,285
Transfer of loans, net to other real estate owned	15,781	—
Transfer of loans, net to loans-held-for-sale	67,704	—
Transfer of Equipment Finance assets to held-for-sale	160,735	—
Transfer of Equipment Finance liabilities to held-for-sale	44,158	—
Issuance of warrants	—	21,766
Unsettled trades payable	138,639	—

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

The Company typically provides financing commitments to companies in amounts that range in size from $10 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company also selectively arranges larger transactions that it may retain on its balance sheet or syndicate to other lenders, which may include funds that it manages for third party institutional investors. By syndicating loans to other lenders and the Company's managed funds, it is able to provide larger financing commitments to its customers and generate fee income, while limiting its risk exposure to single borrowers. From time to time, however, the Company's balance sheet exposure to a single borrower exceeds $35 million.

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

(in thousands)	December 31, 2015
As previously reported under GAAP applicable at the time
Deferred financing costs, net	40,733
Credit facilities	843,896
Term debt securitizations, net	1,837,889
Senior notes, net	379,232
Subordinated notes, net	215,018
Repurchase agreements	96,789

As currently reported under ASU 2015-03
Deferred financing costs, net	—
Credit facilities, net	832,686
Term debt securitizations, net	1,821,519
Senior notes, net	372,153
Subordinated notes, net	209,509
Repurchase agreements, net	96,224

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. ASU 2016-15 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on results from operations or financial position.

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

Sale of NewStar Business Credit LLC

On March 31, 2016, the Company sold its asset based lending business, NewStar Business Credit LLC (“Business Credit”) to a third party. The Company opted to sell Business Credit because it was faced with challenges from increasing competition with access to lower cost of funding.  The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million.  The net gain is recorded in non-interest income on the accompanying consolidated statement of operations.

Assets and Liabilities Held for Sale

In September 2016, the Company commenced a process to sell the leasing line of business, NewStar Equipment Finance. As of that date certain assets and liabilities associated with Equipment Finance met the held-for-sale criteria. The potential disposal of Equipment Finance did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property and Equipment (Topic 360).

The Company measured the asset and liabilities classified as held-for-sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company will reassess the fair value of the assets and liabilities, less estimated costs to sell at each reporting period and until they are no longer classified as held for sale. The Company determined that the approximate fair value less costs to sell exceeded the carrying value of the net assets and no loss was recorded. Equipment Finance is included within our Commercial Lending segment. For the three and nine months ended September 30, 2016, Equipment Finance contributed $0.8 million and $2.1 million, respectively, in pretax earnings. For the three and nine months ended September 30, 2015, Equipment Finance contributed $0.9 million and $2.3 million, respectively, in pretax earnings.

The following table reconciles the major classes of assets and liabilities classified as held for sale and recorded at the carrying value, less estimated costs to sell as part of continuing operations in the Condensed Consolidated Balance Sheets.

September 30, 2016
($ in thousands)
Assets held-for-sale
Cash	$2,066
Restricted Cash	23,901
Loans and leases, net	136,545
Other assets	289
Assets held-for-sale	162,801

Liabilities held-for-sale
Credit facilities, net	$16,661
Term debt securitization, net	21,480
Accrued interest payable	138
Other liabilities	5,879
Liabilities held-for-sale	44,158

Note 4. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

As of September 30, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$435,351	$485,874
Gross loans held-for-sale	435,351	485,874
Deferred loan fees, net	(5,633)	(7,089)
Total loans held-for-sale, net	$429,718	$478,785

Loans classified as held-for-sale consist primarily of loans originated or purchased by the Company that are intended to be sold to third parties (including credit funds managed by the Company). During the three months ended September 30, 2016, the Company foreclosed on the previously held-for-sale impaired real estate loan, simultaneous with the foreclosure, the Company sold a portion of the property for $8.5 million and applied the proceeds to the principal loan balance.  The remaining $15.8 million was transferred to Other Real Estate Owned (“OREO”).

Loans held-for-sale are carried at the lower of either market value or aggregate cost, net of any deferred origination costs or fees.

At September 30, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $433.3 million that were intended to be sold to credit funds managed by the Company.  The Company sold loans with an aggregate outstanding balance of $105.0 million for a net loss of $0.04 million to entities other than credit funds managed by the Company during the nine months ended September 30, 2016. The Company sold loans with an outstanding balance of $37.8 million for a net gain of $0.3 million to entities other than credit funds managed by the Company during the nine months ended September 30, 2015.

As of September 30, 2016, and December 31, 2015, loans and leases consisted of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$3,263,985	$2,627,314
Business Credit	—	342,281
Real Estate	17,742	100,732
Equipment Finance (1)	—	173,253
Gross loans and leases (2)	3,281,727	3,243,580
Deferred loan fees and discount, net	(28,864)	(51,249)
Allowance for loan and lease losses	(65,865)	(58,259)
Total loans and leases, net	$3,186,998	$3,134,072

(1) Equipment Finance has been transferred to assets held-for-sale as of September 30, 2016, see note 3.

(2) Includes loans at fair value of $389.3 million and $0, respectively.

The Company internally risk rates loans based on individual credit criteria on at least a quarterly basis. Borrowers provide the Company with financial information on either a quarterly or monthly basis. Loan ratings as well as identification of impaired loans are dynamically updated to reflect changes in borrower condition or profile. A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement. Impaired loans include all non-accrual loans, loans with partial charge-offs and loans which are troubled debt restructuring (“TDR”).

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its specialized lending groups.  Management considers results from quantitative models in its Leveraged Finance lending group, which utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model.  The Real Estate lending group considers results from a proprietary model that we have developed to capture risk characteristics unique to the lending activities in that line of business. The results from models used by each lending group assist management in determining an appropriate obligor risk rating, which corresponds to a probability of default, as well as a loss given default. In each case, the determined probability of default and the loss given default are used to calculate an expected loss for those lending groups. Prior to classifying Equipment Finance as held-for-sale, management used similar models as its Leveraged Finance group. In each case, the expected loss is the primary component in a formulaic calculation of general reserves attributable to a given loan. Loans and leases which are rated at or better than a specified threshold are typically classified as “Pass”, and loans and leases rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of September 30, 2016, $134.9 million of the Company’s loans were classified as “Criticized,” all of which were impaired loans, and $3.1 billion were classified as “Pass”. As of December 31, 2015, $152.1 million of the Company’s loans were classified as “Criticized”, including $143.6 million of the Company’s impaired loans, and $3.1 billion were classified as “Pass”.

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

As of September 30, 2016, the Company had impaired loans with a balance of $156.9 million. Impaired loans with an aggregate outstanding balance of $137.6 million have been restructured and classified as TDRs.  At September 30, 2016, additional funding commitments for TDRs totaled $5.1 million. As of September 30, 2016, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $11.0 million. Impaired loans with an aggregate outstanding balance of $87.3 million were also on non-accrual status.  For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan payment status has been brought current. During the three and nine months ended September 30, 2016, the Company had a small recovery of $0.05 million and charged off $12.9 million, respectively, of non-accruing loan balances.  During the three months ended September 30, 2016, the Company placed no loans on non-accrual status.  During the nine months ended September 30, 2016, the Company placed loans with an aggregate outstanding balance of $14.3 million, on non-accrual status.  During the three and nine months ended September 30, 2016, the Company recorded $3.2 million and $22.3 million, respectively, of net specific provisions for impaired loans. At September 30, 2016, the Company had a $36.2 million specific allowance for impaired loans with an aggregate outstanding balance of $105.1 million. At September 30, 2016, additional funding commitments for impaired loans totaled $9.1 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2016, the Company had loans totaling $16.3 million on non-accrual status which was greater than 60 days past due and classified as delinquent by the Company. Included in the $36.2 million specific allowance for impaired loans was $4.4 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
September 30, 2016
Leveraged Finance	$149,697	$144,930	$180,240
Real Estate	7,160	7,160	7,160
Total	$156,857	$152,090	$187,400
December 31, 2015
Leveraged Finance	$157,446	$150,692	$188,453
Business Credit	—	—	—
Real Estate	34,941	34,915	38,286
Equipment Finance	772	709	772
Total	$193,159	$186,316	$227,511

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
September 30, 2016
Leveraged Finance	$105,099	$100,461	$44,598	$44,469
Real Estate	—	—	7,160	7,160
Total	$105,099	$100,461	$51,758	$51,629
December 31, 2015
Leveraged Finance	$113,397	$106,762	$44,049	$43,930
Business Credit	—	—	—	—
Real Estate	7,705	7,705	27,236	27,210
Equipment Finance	—	—	772	709
Total	$121,102	$114,467	$72,057	$71,849

During the three months ended September 30, 2016, the Company recorded a small recovery of $0.05 million on loans previously charged-off, and during the nine months ended September 30, 2016, the Company recorded net charge-offs of $14.2 million. During the three months ended September 30, 2015, the Company did not record any charge-offs or recoveries, and during the nine months ended September 30, 2015, the Company recorded net partial charge-offs of $3.9 million. The Company’s policy is to record a specific allowance for an impaired loan to cover the identified impairment of that loan. Based on the Company’s experience any potential charge-off of such loan would occur when any loan loss amount is considered to be confirmed. The Company may record the initial specific allowance related to an impaired loan in the same period as it records a partial charge-off in certain circumstances such as if the terms of a restructured loan are finalized during that period. When a loan is determined to be uncollectible, the specific allowance is charged off, which reduces the gross investment in the loan.

While charge-offs of amounts previously reserved have no net impact on the carrying value of net loans and leases, charge-offs lower the level of the allowance for loan and lease losses; and, as a result, reduce the percentage of allowance for loans and leases to total loans and leases, and the percentage of allowance for loan and lease losses to non-performing loans.

Below is a summary of the Company’s evaluation of its amortized cost portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate
September 30, 2016	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1) (2)	$2,725,028	$29,614	$10,582	$91
Individually evaluated (3)	149,697	36,160	7,160	—
Total	$2,874,725	$65,774	$17,742	$91

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,469,868	$27,874	$342,281	$1,991	$65,791	$350	$172,481	$1,291
Individually evaluated (3)	157,446	26,447	—	—	34,941	306	772	—
Total	$2,627,314	$54,321	$342,281	$1,991	$100,732	$656	$173,253	$1,291

(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans had a weighted average risk rating of 5.1 at September 30, 2016, based on the Company’s internally developed 12 point scale for the Leveraged Finance and Real Estate loans.  These loans and leases had a weighted average risk rating of 5.1 at December 31, 2015, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at December 31, 2015 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Excludes $389.3 million Leveraged Finance loans which the Company elected to record at fair value.
(3)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	September 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$87,291	$103,563
Business Credit	—	—
Real Estate	—	7,705
Equipment Finance	—	—
Total	$87,291	$111,268

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2016 and December 31, 2015 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2016	$137,614	$115,491
December 31, 2015	$183,573	$162,986

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For the three months ended September 30, 2016, the Company had no charge-offs, and for the nine months ended September 30, 2016 had $7.5 million, of partial charge-offs related to loans previously classified as TDR. As of September 30, 2016, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

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

Below is a summary of the Company’s loans which were newly classified as TDR and existing TDR loans which subsequently defaulted, in each during the periods presented.

Three Months Ended September 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$8,372	$8,473	$—
Real Estate	—	—	—
Total	$8,372	$8,473	$—

Nine Months Ended September 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$10,147	$9,781	$—
Real Estate (1)	—		4,483
Total	$10,147	$9,781	$4,483
(1) Amount reflects charge-off on an impaired Real Estate TDR that was taken prior to transfer to held-for-sale.

Three Months Ended September 30, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$14,391
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	—	—	—
Total	$13,650	$13,650	$14,391

Nine Months Ended September 30, 2015	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$22,333
Business Credit	—	—	—
Real Estate	—	—	—
Equipment Finance	922	922	—
Total	$14,572	$14,572	$22,333

The following sets forth a breakdown of troubled debt restructurings at September 30, 2016 and December 31, 2015:

As of September 30, 2016	Accrual Status				For the nine months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$51,978	$78,476	$130,454	$32,680	$3,003
Real Estate	7,160	—	7,160	—	4,483
Total	$59,138	$78,476	$137,614	$32,680	$7,486

As of December 31, 2015	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$53,883	$93,977	$147,860	$24,958	$4,000
Business Credit	—	—	—	—	—
Real Estate	27,236	7,705	34,941	—	—
Equipment Finance	772	—	772	—	—
Total	$81,891	$101,682	$183,573	$24,958	$4,000

The Company classifies a loan as delinquent when it is over 60 days past due. An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2016
Leveraged Finance	$—	$16,317	$16,317	$3,247,668	$3,263,985	$—
Real Estate	—	—	—	17,742	17,742	—
Total	$—	$16,317	$16,317	$3,265,410	$3,281,727	$—

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2015
Leveraged Finance	$—	$27,165	$27,165	$2,600,149	$2,627,314	$8,530
Business Credit	—	—	—	342,281	342,281	—
Real Estate	—	—	—	100,732	100,732	—
Equipment Finance	—	—	—	173,253	173,253	—
Total	$—	$27,165	$27,165	$3,216,415	$3,243,580	$8,530

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

For Leveraged Finance loans and Equipment Finance loans and leases (prior to the latter’s transfer to held-for-sale), the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan terms and lender protections in determining a loan loss in the event of default.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2016
	Leveraged Finance	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$62,645	$91	$1,307	$64,043
Provision for credit losses—general	349	1	(14)	336
Provision for credit losses—specific	3,234	—	—	3,234
Reclass of Equipment Finance to Assets held-for-sale	—	—	(1,293)	(1,293)
Loans charged off, net of recoveries	46	—	—	46
Balance, end of period	$66,274	$92	$—	$66,366
Balance, end of period—specific	$36,160	$—	$—	$36,160
Balance, end of period—general	$30,114	$92	$—	$30,206
Average balance of impaired loans	$154,695	$21,942	$—	$176,637
Average net book value of impaired leases	$—	$—	$623	$623
Interest recognized from impaired loans and leases	$1,627	$296	$—	$1,923
Loans and leases (1)
Loans individually evaluated with specific allowance	$105,099	$—	$—	$105,099
Loans individually evaluated with no specific allowance	44,598	7,160	—	51,758
Loans and leases collectively evaluated without specific allowance	2,725,028	10,582	—	2,735,610
Total loans and leases	$2,874,725	$17,742	$—	$2,892,467

(1)	Excludes $389.3 million of Leveraged Finance loans which the Company elected to record at fair value.

	Nine Months Ended September 30, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	1,774	(172)	1,010	2	2,614
Provision for credit losses—specific	18,115	—	4,177	—	22,292
Reclass due to sale of Business Credit and transfer of Equipment Finance to Assets held-for-sale	—	(1,819)	—	(1,293)	(3,112)
Loans charged off, net of recoveries	(8,403)	—	(5,751)	—	(14,154)
Balance, end of period	$66,274	$—	$92	$—	$66,366
Balance, end of period—specific	$36,160	$—	$—	$—	$36,160
Balance, end of period—general	$30,114	$—	$92	$—	$30,206
Average balance of impaired loans	$169,690	$—	$30,699	$—	$200,389
Average net book value of impaired leases	$—	$—	$—	$698	$698
Interest recognized from impaired loans and leases	$6,606	$—	$1,128	$12	$7,746

	Three Months Ended September 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$47,698	$1,097	$323	$829	$49,947
Provision for credit losses—general	2,443	168	42	272	2,925
Provision for credit losses—specific	1,550	––	59	—	1,609
Loans charged off, net of recoveries	—	––	—	—	—
Balance, end of period	$51,691	$1,265	$424	$1,101	$54,481
Balance, end of period—specific	$23,724	$—	$74	$—	$23,798
Balance, end of period—general	$27,967	$1,265	$350	$1,101	$30,683
Average balance of impaired loans	$170,933	$—	$35,218	$—	$206,151
Average net book value of impaired leases	$—	$—	$—	$884	$884
Interest recognized from impaired loans	$2,672	$—	$400	$15	$3,087
Loans and leases
Loans individually evaluated with specific allowance	$103,588	$—	$27,704	$—	$131,292
Loans individually evaluated with no specific allowance	61,836	—	7,260	847	69,943
Loans and leases collectively evaluated without specific allowance	2,374,451	274,617	65,626	174,361	2,889,055
Total loans and leases	$2,539,875	$274,617	$100,590	$175,208	$3,090,290

	Nine Months Ended September 30, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	7,143	(69)	93	479	7,646
Provision for credit losses—specific	7,000	—	74	—	7,074
Loans charged off, net of recoveries	(3,932)	—	—	—	(3,932)
Balance, end of period	$51,691	$1,265	$424	$1,101	$54,481
Balance, end of period—specific	$23,724	$—	$74	$—	$23,798
Balance, end of period—general	$27,967	$1,265	$350	$1,101	$30,683
Average balance of impaired loans	$175,518	$—	$36,488	$—	$212,006
Average net book value of impaired leases	$—	$—	$—	$909	$909
Interest recognized from impaired loans	$8,326	$—	$1,183	$30	$9,539

Included in the allowance for credit losses at each of September 30, 2016 and December 31, 2015 is an allowance for unfunded commitments of $0.5 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During the nine months ended September 30, 2016, the Company recorded a total provision for credit losses of $24.9 million. The Company increased its allowance for credit losses to $66.4 million as of September 30, 2016 from $58.7 million at December 31, 2015 as a result of an increase in the specific allowance for credit losses primarily related to the deterioration of four credits.  In addition, the Company transferred four commercial real estate loans to loans held-for-sale which resulted in an additional $1.1 million of provision expense.  The general allowance for credit losses covers probable incurred losses in the Company’s loan and lease portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans and leases, net” was 5 % as of September 30, 2016 and 6% as of December 31, 2015.

The Company closely monitors the credit quality of its loans which is partly reflected in its credit metrics such as loan delinquencies, non-accruals and charge-offs. Changes in these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of September 30, 2016 in light of the estimated known and inherent risks identified through its analysis.

Note 5. Restricted Cash

Restricted cash as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	($ in thousands)
Collections on loans pledged to credit facilities	$95,278	$67,892
Principal and interest collections on loans held in trust and prefunding amounts	274,991	85,823
Customer escrow accounts	218	277
Total	$370,487	$153,992

As of September 30, 2016, the Company had the ability to use $232.1 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	($ in thousands)
Investments in debt securities—gross	$105,020	$111,020
Unamortized discount	(6,117)	(6,765)
Investments in debt securities—amortized cost	$98,903	$104,255

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2016
Collateralized loan obligations	$98,903	$1	$(8,090)	$90,814
	$98,903	$1	$(8,090)	$90,814

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2015
Collateralized loan obligations	$104,255	$—	$(10,078)	$94,177
	$104,255	$—	$(10,078)	$94,177

During the nine month period ended September 30, 2016, the Company did not purchase any debt securities and a $6.0 million investment in debt securities was redeemed at par.  During the nine months ended September 30, 2015, the Company purchased $85.0 million of debt securities and $33.0 million investment in securities were redeemed at par.  The Company did not sell any debt securities during the nine months ended September 30, 2016 or 2015.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the nine months ended September 30, 2016.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	2	19	21
Fair value	$8,143	$81,434	$89,577
Amortized cost	8,461	89,206	97,667
Unrealized loss	$(318)	$(7,772)	$(8,090)

	December 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	20	3	23
Fair value	$86,245	$7,932	$94,177
Amortized cost	95,624	8,631	104,255
Unrealized loss	$(9,379)	$(699)	$(10,078)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2016, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	37,960	32,959	34,017	30,470
Due after ten years through fifteen years	60,943	57,855	70,238	63,707
Total	$98,903	$90,814	$104,255	$94,177

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Borrowings

Credit Facilities

As of September 30, 2016 the Company had two credit facilities through certain of its wholly owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2016, the Company was in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

The Company has a $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $293.9 million and unamortized deferred financing fees of $6.8 million as of September 30, 2016. In February 2016 and June 2016, the Company upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $208.3 million and unamortized deferred financing fees of $2.6 million as of September 30, 2016. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

As a result of the ongoing process to sell its leasing business, NewStar Equipment Finance, the note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans was reclassified to liabilities held-for-sale. The credit facility has an outstanding balance of $16.9 million and unamortized deferred financing fees of $0.2 million as of September 30, 2016.

On September 15, 2016, the Company repaid the $350.0 million note purchase agreement with Credit Suisse that provided the financing to fund the purchase of broadly syndicated bank loans during the warehouse phase of the Arch Street CLO. The supplemental junior note commitment by NewStar Capital was also repaid in full. The notes were repaid from proceeds of the Arch Street CLO bond issuance.

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

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015, were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp.  The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of September 30, 2016, unamortized deferred financing fees were $5.9 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $55.4 million as of September 30, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2016, unamortized deferred financing fees were $5.1 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten-year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019.  Beginning on December 5, 2019, the Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

2007-1 CLO.  In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2016, the $97.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $151.6 million.  The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$—	Libor+0.24%	September 30, 2022
Class A-2	100,000	—	Libor+0.26%	September 30, 2022
Class B	24,000	18,113	Libor+0.55%	September 30, 2022
Class C	58,500	58,293	Libor+1.30%	September 30, 2022
Class D	27,000	21,000	Libor+2.30%	September 30, 2022
	$546,000	$97,406

2012-2 CLO.  On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2016, the $260.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $306.5 million. At September 30, 2016, unamortized deferred financing fees were $0.9 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2012-2 CLO
Class A	$190,700	$171,320	Libor+1.90%	January 20, 2023
Class B	26,000	26,000	Libor+3.25%	January 20, 2023
Class C	35,200	35,200	Libor+4.25%	January 20, 2023
Class D	11,400	11,400	Libor+6.25%	January 20, 2023
Class E	16,300	16,300	Libor+6.75%	January 20, 2023
	$279,600	$260,220

2013-1 CLO.  On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2016, the $338.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $400.0 million. At September 30, 2016, unamortized deferred financing fees were $2.8 million. The 2013-1 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in September 2016.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	Libor+1.65%	September 20, 2023
Class A-R	35,000	35,000	(1)	September 20, 2023
Class B	38,000	38,000	Libor+2.30%	September 20, 2023
Class C	36,000	36,000	Libor+3.80%	September 20, 2023
Class D	21,000	21,000	Libor+4.55%	September 20, 2023
Class E	6,000	6,000	Libor+5.30%	September 20, 2023
	$338,600	$338,600

(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall the interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO.  On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2016, unamortized deferred financing fees were $2.1 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025
Class B-2	13,250	13,250	(1)	April 20, 2025
Class C	30,250	30,250	Libor+3.60%	April 20, 2025
Class D	23,500	23,500	Libor+4.75%	April 20, 2025
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2016, unamortized deferred financing fees were $3.4 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027
Class A-2	35,000	35,000	(1)	January 20, 2027
Class B	50,000	50,000	Libor+2.80%	January 20, 2027
Class C	38,500	38,500	Libor+3.85%	January 20, 2027
Class D	33,250	33,250	Libor+5.50%	January 20, 2027
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2016, unamortized deferred financing fees were $3.1 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027
Class A-2	23,000	23,000	(1)	August 25, 2027
Class B	40,000	40,000	Libor+2.90%	August 25, 2027
Class C	26,250	26,250	Libor+3.95%	August 25, 2027
Class D	28,500	28,500	Libor+5.25%	August 25, 2027
Class E	5,000	5,000	Libor+7.50%	August 25, 2027
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. At September 30, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At September 30, 2016, unamortized deferred financing fees were $2.6 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028
Class A-2	20,000	20,000	(1)	February 25, 2028
Class B	36,750	36,750	Libor+3.75%	February 25, 2028
Class C	22,500	22,500	Libor+5.40%	February 25, 2028
	$255,750	$255,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At September 30, 2016, the outstanding note balance was $370.3 million and unamortized deferred financing fees were $4.3 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

The Company receives a loan collateral management fee and excess interest spread. The Company also receives payments with respect to the classes of notes it owns in accordance with the transaction documents. The Company expects to receive a principal distribution as owner of the membership interests when the term debt is retired. If loan collateral in the Arch Street CLO is in default under the terms of the indenture, the excess interest spread from the Arch Street CLO may not be distributed if the overcollateralization ratio, or other collateral quality tests, are not satisfied.

	Notes originally issued	Outstanding balance September 30, 2016	Interest rate	Legal final maturity
	($ in thousands)
Arch Street CLO
Class X	$2,500	$2,500	Libor+1.25%	October 20, 2028
Class A	256,000	256,000	Libor+1.65%	October 20, 2028
Class B	48,000	48,000	Libor+2.24%	October 20, 2028
Class C	20,000	20,000	Libor+3.00%	October 20, 2028
Class D	22,750	22,750	Libor+4.20%	October 20, 2028
Class E	21,000	21,000	Libor+8.60%	October 20, 2028
	$370,250	$370,250

2015-1 ABS.  As a result of the ongoing process to sell its leasing business, NewStar Equipment Finance, the static asset-backed securitization NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) that was completed on September 1, 2015 was reclassified to liabilities held-for-sale. As of September 30, 2016, the 2015-1 ABS Class A notes have a balance of $9.7 million and unamortized deferred financing fees of $1.1 million.

Note 8. Repurchase Agreements

	At September 30, 2016	At December 31, 2015
	($ in thousands)
Outstanding at end of period	$52,591	$96,789
Deferred financing fees and debt discount	$—	$565
Repurchase agreements, net	$52,591	$96,224
Weighted average rate at end of period	2.83%	3.67%

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, there was no outstanding balance under the Deutsche Bank Repurchase Agreement. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $14.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $36.0 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $1.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

On August 29, 2016, the Company redeemed in full the five-year, $68.0 million financing arrangement with Macquarie Bank Limited with an outstanding balance of $10.7 million. The Company accelerated and recognized deferred financial fees of $0.3 million related to repurchase facility during the three months ended September 30, 2016.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2016 and December 31, 2015, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2016		December 31, 2015
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	46,706	145,000	46,527

Preferred Stock

The Company’s authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice. As of September 30, 2016, the Company had repurchased 1,241,999 shares of common stock under this program at a weighted average price per share of $7.18, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

On March 24, 2015, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.

Warrants

On January 23, 2015, the Company completed its December 4, 2014 issuance of warrants as part of the strategic relationship with Franklin Square Capital Partners (“Franklin Square”). The Company issued the second tranche of warrants to purchase 2,500,000 shares of its common stock subject to the same terms as the warrants that were issued on December 4, 2014, bringing the total warrants to purchase shares of common stock to 12,000,000.

Restricted Stock

During the nine months ended September 30, 2016, the Company issued 523,903 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 74,020 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the nine months ended September 30, 2016 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2015	496,704	$5,629
Granted	597,923	3,835
Vested	(250,846)	(2,876)
Forfeited	(555)	(9)
Non-vested as of September 30, 2016	843,226	$6,579

The Company’s compensation expense related to restricted stock was $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016 and $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2015. The unrecognized compensation cost of $3.2 million at September 30, 2016 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2016 was as follows:

Options
Outstanding as of December 31, 2015	2,513,532
Granted	—
Exercised	(1,749,187)
Forfeited	(22,500)
Outstanding as of September 30, 2016	741,845
Vested and exercisable as of September 30, 2016	741,845

As of September 30, 2016 and December 31, 2015, the Company has recognized all compensation costs related to options granted.

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

The computations of basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Numerator:
Net income to common shareholders	$8,644	$5,142	$17,894	$12,681
Net income allocated to participating securities - basic and diluted	157	57	302	137
Net income allocated to common shareholders - basic and diluted	8,487	5,085	17,592	12,544
Denominator:
Denominator for basic earnings per common share	45,812	45,745	46,216	46,139
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	45,812	45,745	46,216	46,139
Potentially dilutive securities - options	—	2,494	—	2,566
Potentially dilutive securities – restricted stock	—	—	—	—
Potentially dilutive securities - warrants	—	—	—	—
Total weighted average diluted shares	45,812	48,239	46,216	48,705
Earnings per common share
Basic	$0.19	$0.11	$0.38	$0.27
Diluted	$0.19	$0.11	$0.38	$0.26

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the three and nine months ended September 30, 2016 and 2015 due to the fact that the effect would be anti-dilutive. Stock options totaling 741,845 were not included in the computation of earnings per share for the three and nine months ended September 30, 2016 due to the fact that the effect would be anti-dilutive.

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

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	($ in thousands)
Unconsolidated VIE assets	$408,553	$483,581
Unconsolidated VIE liabilities	359,693	362,383
Equity interest included on the Consolidated Balance Sheet	23,734	23,910
Maximum risk of loss (1)	24,152	24,327

(1) Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

In October 2015, NewStar acquired FOC Partners, which now operates as NewStar Capital. At acquisition, NewStar Capital was the investment manager for six collateralized loan obligations and two sponsored funds and provided discretionary services to a series of separately managed accounts. The Company determined that it was not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however, the Company determined that it had a variable interest in the Secured Value sponsored fund as it holds approximately one percent of the interest of the fund.

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

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2016	December 31, 2015
	($ in thousands)
Unused lines of credit	$287,172	$601,805
Standby letters of credit	8,754	8,696

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

The Company recorded interest income from the TRS portfolio of $2.2 million, interest expense from the TRS portfolio of $0.8 million, and a realized loss on the TRS of $6.1 million in the consolidated statement of operations for the nine months ended September 30, 2016.

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

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of September 30, 2016 and December 31, 2015, the Company had cash collateral on deposit with Citibank of $0 and $56.5 million, respectively.

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

Loans

Loans designated to Credit Funds managed by NewStar Capital are recorded at fair value on a recurring basis. The Company has elected to apply the fair value option accounting to these loans which is consistent with the manner in which the Credit Funds are managed.  The fair value of these loans are based on third party pricing services.  These loans are classified as Level 2. During the nine months ended September 30, 2016, the Company recorded a $3.7 million gain from the change in fair value which was recorded in other miscellaneous income, net.

Total return swap

The fair value of the total return swap was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company recorded the total return swap with Citibank as Level 2.  At September 30, 2016, the Company no longer participated in the TRS.  At December 31, 2015, the TRS was included within Other liabilities on the consolidated balance sheet.  The TRS had a maximum notional amount of $175.0 million and was carried at an estimated fair value of $(4.4) million, comprised of $1.4 million of interest receivable and an unrealized loss of $5.8 million on the underlying loan portfolio.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the nine months ended September 30, 2016, the Company recorded $4.2 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at September 30, 2016, which was subsequently charged off when the impaired loans were transferred to the held-for-sale portfolio. During 2015, the Company recorded $0.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or fair value.  Loans held-for-sale measured at fair value consist of loans that have had credit downgrades and/or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the nine months ended September 30, 2016, the Company recorded a $5.3 million loss related to “Loans, held-for-sale” measured at fair value.  During 2015, the Company recorded a $2.6 million loss related to “Loans, held-for-sale” measured at fair value.

Other real estate owned or repossessed assets

The Company does not record other real estate owned or repossessed assets at fair value on a recurring basis. The fair value is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. Management may adjust the fair value for estimated costs to sell or adjust values to reflect estimated market value declines or apply other discounts to values. The Company records the other real estate owned and repossessed assets as Level 3.  During the nine months ended September 30 2016, the Company recorded a $0.2 million expense to write down other real estate owned to fair value.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2016, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$90,814	$90,814
Loans	—	389,260	—	$389,260
Total assets recorded at fair value on a recurring basis	$—	$389,260	$90,814	$480,074
Nonrecurring Basis:
Assets:
Loans, held-for-sale	—	149,089	53,514	$202,603
Other real estate owned/repossessed assets	—	—	15,600	$15,600
Total assets recorded at fair value on a nonrecurring basis	$—	$149,089	$69,114	$218,203

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

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2016.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$90,814	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans, held-for-sale	53,514	Discounted cash flow		5% -10%
Other real estate/repossessed assets	15,600	Appraisal	Cost to sell	3%- 7%
Total:	$159,928

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

Changes in level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2016 and 2015 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of level 1, 2, or 3 during the three and nine months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2016	$91,400
Total gains or losses (realized/unrealized)
Included in earnings	342
Included in other comprehensive income (loss)	5,072
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of September 30, 2016	$90,814

For the three months ended September 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2015	$108,454
Total gains or losses (realized/unrealized)
Included in earnings	376
Included in other comprehensive income (loss)	(4,365)
Purchases	22,863
Issuances	—
Settlements	(33,000)
Balance as of September 30, 2015	$94,328

For the nine months ended September 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2015	$94,177
Total gains or losses (realized/unrealized)
Included in earnings	655
Included in other comprehensive income (loss)	1,982
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of September 30, 2016	$90,814

For the nine months ended September 30, 2015:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	620
Included in other comprehensive income (loss)	(5,193)
Purchases	85,020
Issuances	—
Settlements	(33,000)
Balance as of September 30, 2015	$94,328

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$36,266	$36,266	$35,933	$35,933
Restricted cash	370,487	370,487	153,992	153,992
Cash collateral on deposit with custodians	7,564	7,564	61,081	61,081
Investments in debt securities available-for-sale	90,814	90,814	94,177	94,177
Loans held-for-sale, net	429,718	437,153	478,785	483,781
Loans and leases, net	3,186,998	3,183,847	3,134,072	3,147,117
Other assets	17,214	17,214	14,255	14,255
Assets held-for-sale	162,801	171,111	—	—
Financial liabilities:
Credit facilities, net	$492,758	$492,758	$832,686	$843,896
Term debt, net	2,327,717	2,353,947	1,821,519	1,819,344
Senior notes, net	373,462	375,250	372,153	368,600
Subordinated notes, net	239,543	302,090	209,509	266,857
Repurchase agreements, net	52,591	52,591	96,224	101,433
Other liabilities	—	—	4,439	4,439
Liabilities held-for-sale	44,158	44,158	—	—

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2016 and December 31, 2015. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, cash collateral on deposit with custodian, investments in debt securities available-for-sale, and financial information disclosed above.

			Fair Value Measurements
September 30, 2016	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,186,998	$3,183,847	$—	$—	$3,183,847
Loans held-for-sale, net	429,718	437,153	—	252,649	184,504
Other assets	17,214	17,214	—	—	17,214
Assets held-for-sale	162,801	171,111	—	171,111	—
Financial liabilities:
Credit facilities, net	492,758	492,758	—	492,758	—
Term debt securitizations, net	2,327,717	2,353,947	—	2,353,947	—
Repurchase agreements, net	52,591	52,591	—	52,591	—
Senior notes, net	373,462	375,250	—	375,250	—
Subordinated notes, net	239,543	302,090	—	—	302,090
Liabilities held-for-sale	44,158	44,158		44,158

			Fair Value Measurements
December 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,134,072	$3,147,117	$—	$—	$3,147,117
Loans held-for-sale, net	478,785	483,781	—	483,781	—
Other assets	14,255	14,255	—	—	14,255
Financial liabilities:
Credit facilities, net	832,686	843,896	—	843,896	—
Term debt securitizations, net	1,821,519	1,819,344	—	1,819,344	—
Repurchase agreements, net	96,224	101,433	—	101,433	—
Senior notes, net	372,153	368,600	—	368,600	—
Subordinated notes, net	209,509	266,857	—	—	266,857
Other liabilities	4,439	4,439	—	4,439	—

 Valuation of Other Financial Instruments

The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Cash and cash equivalents, restricted cash and cash collateral on deposit with custodians: The carrying amounts approximate fair value because of the short maturity of these instruments.

Assets held-for-sale: The fair value is determined through the evaluation of the expected sale proceeds.

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

Liabilities held-for-sale: The carrying amounts approximate fair value.

Other assets/other liabilities: Comprised of non-public investments and, through March 31, 2016, the total return swap.  The non-public investments are carried within other assets at $17.2 million and $14.3 million, as of September 30, 2016 and December 31, 2015, respectively. These investments are in the form of equity or warrants and are obtained as part of the loan origination process. The investments are initially recorded at cost and reviewed quarterly.  If the fair value is less than cost then the investment is written down to fair value with the necessary adjustment recorded through current earnings.  Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value is adjusted for discounts related to lack of liquidity. The Company classifies equity and warrants as Level 3.  The total return swap, which was included in other liabilities as of December 31, 2015, was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company classified the total return swap as Level 2.

Note 15. Segment Reporting

Beginning in 2016, the Company has two reportable segments, Commercial Lending and Asset Management. Segment information is derived from the internal reporting system utilized by management.  Revenues and expenses for segments reflect those revenue and expenses which can be specifically identified and have been assigned based on internally developed allocation methods. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of the Company as a whole.

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

The following tables presents the statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended September 30, 2016
	Commercial Lending	Asset Management	Consolidated Total

Net interest income:	$24,135	$1,123	$25,258
Provision for loan losses	3,570	—	3,570
Net interest income after provision	20,565	1,123	21,688
Noninterest income:
Management fees	—	2,888	2,888
Performance fees	—	465	465
Other lending fees	2,871	75	2,946
Gain/(loss) on sale of loans and equipment	83	69	152
Other noninterest income (1)	1,059	3,456	4,515
Total noninterest income:	4,013	6,953	10,966
Non-interest expense	14,833	3,236	18,069
Income before income taxes	$9,745	$4,840	$14,585
Income tax expense			5,941
Net income			$8,644
(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Nine Months Ended September 30, 2016
	Commercial Lending	Asset Management	Consolidated Total

Net interest income:	$65,752	$2,931	$68,683
Provision for loan losses	24,906	—	24,906
Net interest income after provision	40,846	2,931	43,777
Noninterest income:
Management fees	—	9,031	9,031
Performance fees	—	1,306	1,306
Other lending fees	5,729	107	5,836
Gain/(loss) on sale of loans and equipment	545	220	765
Other noninterest income (1)	13,819	3,720	17,539
Total noninterest income:	20,093	14,384	34,477
Non-interest expense	40,027	7,950	47,977
Income before income taxes	$20,912	$9,365	$30,277
Income tax expense			12,383
Net income			$17,894
(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.
	Three months ended September 30, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$22,900	$329	$23,229
Provision for loan losses	4,534	—	4,534
Net interest income after provision	18,366	329	18,695
Noninterest income:
Management fees	—	1,019	1,019
Performance fees	—	—	—
Other lending fees	4,573	—	4,573
Gain/(loss) on sale of loans and equipment	692	—	692
Other noninterest income (1)	(2,792)	—	(2,792)
Total Noninterest income:	2,473	1,019	3,492
Non-interest expense	13,076	304	13,380
Income before income taxes	$7,763	$1,044	$8,807
Income tax expense			3,665
Net income			$5,142
(1)	Includes fair value adjustment on Loans held-for-sale.

	Nine months ended September 30, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$56,400	$30	$56,430
Provision for loan losses	14,720	—	14,720
Net interest income after provision	41,680	30	41,710
Noninterest income:
Management fees	—	2,954	2,954
Performance fees	—	—	—
Other lending fees	10,508	—	10,508
Gain/(loss) on sale of loans and equipment	825	—	825
Other noninterest income (1)	760	—	760
Total Noninterest income:	12,093	2,954	15,047
Non-interest expense	33,980	1,076	35,056
Income before income taxes	$19,793	$1,908	$21,701
Income tax expense			9,020
Net income			$12,681
(1)	Includes fair value adjustment on Loans held-for-sale.
September 30, 2016	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross (including loans at fair value of $389,260)	$2,892,467	$389,260	$3,281,727
Loans held-for-sale, gross	435,351	—	435,351
Investments in debt securities, available-for-sale	—	90,814	90,814
Other	372,472	222,996	595,468
Total Balance Sheet Assets	3,700,290	703,070	4,403,360
Illiquid Credit funds *	—	806,535	806,535
Liquid/Tradeable Credit *	—	1,873,646	1,873,646
Total Assets	3,700,290	3,383,251	7,083,541
Less: Non Managed assets (1)	214,183	216,879	431,062
Total Managed Assets	$3,486,107	$3,166,372	$6,652,479

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

(1) Other less unamortized discount on investment in debt securities, available-for-sale.

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

(1) Other less unamortized discount on investment in debt securities, available-for-sale.

Note 16. Related-Party Transactions

On January 15, 2015, the Company announced the closing of the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2016, the Clarendon Fund’s collateral management fee was $0.5 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2015, the Clarendon Fund’s collateral management fee was $0.5 million and $1.5 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2016, the Arlington Program’s collateral management fee was $0.5 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2015, the Arlington Program’s collateral management fee was $0.5 million and $1.5 million, respectively.

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. The Fund pays the Company a fee when cash is distributed to its investors. For the three and nine months ended September 30, 2016, the Fund paid the Company zero and $0.1 million, respectively, and for the three and nine months ended September 30, 2015, the Fund paid the Company $0.1 million and $0.1 million, respectively.

Note 17. Subsequent Events

Term Debt Securitization Redemption

On October 17, 2016, the remaining 2015-1 ABS Class A and Class B notes (all of which NewStar retained) with an outstanding balance of $9.7 million and $12.8 million, respectively, were repaid in full. The Company accelerated and recognized deferred financing fees of $1.1 million related to the repayment of the 2015-1 ABS.

Share Repurchase

On October 21, 2016, the Company’s Board of Directors authorized the repurchase of 2.5 million shares of the Company’s common stock in privately negotiated transactions outside of the Company’s previously announced stock repurchase program.

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

Market Conditions

Market conditions in segments of the loan market we target were mixed in the third quarter as middle market loan volume decreased slightly compared to last quarter while pricing increased. According to Thomson Reuters, overall middle market loan volume in the third quarter was $28 billion versus $33 billion last quarter and versus $32 billion in the same period last year. The volume represented by new middle market transactions, as opposed to refinancing transactions, was flat in the third quarter at $14, relative to both the previous quarter and the same quarter last year. Refinancing volume decreased in the third quarter to $14 billion from $19 billion in the prior quarter and decreased from $18 billion in the same period last year. As a percentage of total middle market volume, new transactions increased to 50% versus 43% last quarter and versus 43% in the same period last year.

The pricing environment in our primary target market improved slightly in the third quarter of this year as middle market loan yields were up to 6.7% from 6.3% last quarter and up from 6.2% in the same quarter last year. Middle market loan yields continue to exhibit a premium versus large corporate loans.  Loan yields in the large corporate market were down to 5.2% in the third quarter from 5.5% last quarter but were up from 5.1% in the same quarter last year.

Our direct lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets continued to improve in the third quarter since the beginning of the year when broader market uncertainty, soft CLO equity demand and regulatory constraints weighed on CLO pricing and volume.  Conditions have improved in the third quarter, however, and we believe conditions will continue to improve throughout 2016 and into 2017 as industry-specific concerns and regulatory constraints are addressed and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Despite increasing momentum in the second and third quarters of 2016, U.S. CLO year-to-date issuance of $46 billion remains behind last year’s $76 billion pace through the same period.  Volume of $20 billion in the third quarter represented a 9% increase versus the same quarter last year, as well as an increase versus the $18 billion issued last quarter. Total U.S. CLO issuance in 2015, 2014 and 2013 was approximately $99 billion, $124 billion and $81 billion, respectively. Due to interest rate uncertainty, remaining industry-specific loan concerns and regulatory constraints, CLO credit spreads widened through the second half of 2015 and beginning of 2016 but have since reversed and continue to improve through the third quarter of 2016 as investors gain comfort with these issues.  We believe marginal funding costs will be somewhat range bound at current levels until investors reset rate/return expectations and resolve regulatory issues. Despite the trend in the pricing environment, we believe that market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains accommodative as more banks have begun to provide this type of financing and existing providers expand their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. Despite these factors being generally less favorable than past quarters, we originated $193 million of new loans and leases at attractive yields and purchased $234 million of loans in the third quarter, slightly down from $476 million last quarter. With attractive pricing, leverage below the broader loan market, and equity contributions increasing, conditions in our primary target markets continued to remain favorable relative to the broader loan market. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2016 and continue to provide opportunities for us to increase our origination volume.

Recent Developments

Assets and Liabilities Held for Sale

In September 2016, the Company commenced a process to sell the leasing line of business, Equipment Finance. As of that date the assets and liabilities associated with Equipment Finance met the held-for-sale criteria and were transferred to held-for-sale on the consolidated balance sheet.

Liquidity

On October 17, 2016, the remaining 2015-1 ABS Class A and Class B notes (all of which we retained) with an outstanding balance of $9.7 million and $12.8 million, respectively, were repaid in full. The Company accelerated and recognized deferred financing fees of $1.1 million related to the repayment of the 2015-1 ABS.

On September 15, 2016, NewStar Capital completed an $409.8 million broadly syndicated loan securitization and issued $370.3 million of notes backed by cash, specific loans and investments. Arch Street CLO permits reinvestment of collateral principal repayments for a four-year period ending in October 2020. The Notes are expected to mature in October 2028.

On September 15, 2016, we repaid the $350.0 million note purchase agreement with Credit Suisse that provided the financing to fund the purchase of broadly syndicated bank loans during the warehouse phase of the Arch Street CLO. The supplemental junior note commitment by NewStar Capital, was also repaid in full. The notes were repaid from proceeds of the Arch Street CLO bond issuance.

On August 29, 2016, we redeemed in full the five-year, $68.0 million financing arrangement with Macquarie Bank Limited with an outstanding balance of $10.7 million.

Stock Repurchase

On October 21, 2016, the Company’s Board of Directors authorized the repurchase of 2.5 million shares of the Company’s common stock in privately negotiated transactions outside of the Company’s previously announced stock repurchase program.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NewStar’s basic and diluted income per share for the three months ended September 30, 2016 was $0.19, on net income of $8.6 million. Our basic and diluted income per share was $0.38 for the nine months ended September 30, 2016 on net income of $17.9 million. This compares to basic and diluted income per share for the three months ended September 30, 2015 of $0.11, on net income of $5.1 million and basic and diluted income per share for the nine months ended September 30, 2015 of $0.27 and $0.26, respectively, on net income of $12.7 million. Our managed portfolio was $6.7 billion at September 30, 2016 compared to $6.9 billion at December 31, 2015.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.77% and 6.38% for the three and nine months ended September 30, 2016 and 6.32% and 6.19% for the three and nine months ended September 30, 2015, respectively. The increase in loan portfolio yield was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to September 30, 2015. In addition during the quarter ended September 30, 2016 we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.50% and 2.25% for the three and nine months ended September 30, 2016 and 2.57% and 2.35% for the three and nine months ended September 30, 2015, respectively. The primary factors impacting net interest margin for both the three and nine months ended September 30, 2016 were an increase in our average yield on interest earning assets due to the recognition of interest income on a nonperforming loan that was paid off at par, and the acceleration of amortization of deferred fees from loans paid off during the quarter, which were offset by higher interest expense associated with our Subordinated Notes and Senior Notes. The primary factors impacting net interest margin for the three months ended September 30, 2015 were higher income from debt securities, normalization of interest expense after prior quarter acceleration of deferred financing costs and a mix of CLO liabilities. The primary factors impacting net interest margin for the nine months ended September 30, 2015 were the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the corporate credit facility with Fortress Credit Corp. using a portion of the proceeds from the issuance of Senior Notes, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings. Excluding the $3.6 million of accelerated amortization of deferred financing fees, the net interest margin for the nine months ended September 30, 2015 would have been 2.49%.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.76% and 1.58% for the three and nine months ended September 30, 2016 and 1.45% and 1.43% for the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to an increase in compensation expense of $3.6 million. During the three months ended September 30, 2016, we recognized $4.2 million related to severance expense in connection with cost saving initiatives. The increase for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily related to an increase in compensation expense of $8.6 million primarily related to $4.2 million in severance costs, a $2.2 million increase in incentive and equity compensation and an increase in health care costs.  General and administrative expense also increased $4.3 million, primarily associated with strategic initiative costs related to the sale of Business Credit, the potential sale of Equipment Finance and other short term projects.

Operating expenses as a percentage of average assets under management

Operating expenses as a percentage of average assets under management was 1.09% and 0.95% for the three and nine months ended September 30, 2016 and 1.21% and 1.19% for the three and nine months ended September 30, 2015, respectively. The decrease for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily due to a combination of acquisition activity and organic growth in assets under management.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 49.88% and 46.51% for the three and nine months ended September 30, 2016 and 50.07% and 49.05% for the three and nine months ended September 30, 2015, respectively. The decrease in our efficiency ratio for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily related to non-interest income activity. During the three months ended September 30, 2016, we recorded a positive mark-to-market adjustment on the loans carried at fair value and an increase in asset management fee income. Our efficiency ratio was further impacted by an increase in operating expense of $4.7 million, primarily related to $4.2 million in severance related expenses and an increase in professional services. The decrease in our efficiency ratio for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was also primarily related to non-interest income activity. During the first quarter of 2016, we sold Business Credit which resulted in a gain of $22.5 million, and asset management income increased $7.4 million from the same period in the previous year as a result of the acquisition of NewStar Capital. This was offset by $4.8 million of losses related to fair value adjustments to loans-held-for sale and an additional loss of $8.1 million on the TRS portfolio. Our efficiency ratio was further impacted by an increase in operating expenses of $12.9 million, comprised primarily of $4.2 million of severance related costs, a $2.2 million increase in incentive and equity compensation costs and strategic initiative costs of $2.8 million.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans and leases excluding loans held-for-sale and fair value portfolios, was 2.29% at September 30, 2016 and 1.81% as of December 31, 2015. The increase in the allowance for credit losses ratio from December 31, 2015 is primarily due to an increase in the specific allowance related to the deterioration of four credits during the first quarter of the year. Each situation reflected a unique set of facts and circumstances that drove the timing and amount of losses recognized in the quarter. During the three months ended September 30, 2016, we recorded $3.2 million of specific provision for credit losses bringing the year to date specific provision for credit losses on impaired loans to $22.3 million. During the three months ended September 30, 2016 we had a small recovery of $0.05 million bringing the year to date charge-offs to $14.2 million. At September 30, 2016, the specific allowance for credit losses was $36.2 million, and the general allowance for credit losses was $30.2 million. At December 31, 2015, the specific allowance for credit losses was $26.8 million, and the general allowance for credit losses was $31.9 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the changes in the economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.50% as of September 30, 2016 as compared to 0.84% as of December 31, 2015. We had delinquent loans with an outstanding balance of $16.3 million and $27.2 million as of September 30, 2016 and December 31, 2015, respectively. The decrease is the result of the final resolution of a legacy loan. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Delinquent loan rate for accruing loans 60 days or more past due

Delinquent loan rate for accruing loans 60 days or more past due is defined as, total delinquent accruing loans net of charge offs with outstanding cash receivables that are 60 days or more past due and less than 90 days past due, divided by outstanding gross loans and leases. At September 30, 2016, we did not have any delinquent accruing loans.  At December 31, 2015, we had one loan in this category past its stated maturity that was in the process of being amended, with a balance of $8.5 million.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 2.66% as of September 30, 2016 and 3.43% as of December 31, 2015. As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance of non-accrual loans was $87.3 million and $111.3 million, respectively and total outstanding loans and leases held for investment was $3.3 billion at September 30, 2016 and $3.2 billion at December 31, 2015.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned (“OREO”) and other repossessed assets, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.12% as of September 30, 2016 and 3.44% as of December 31, 2015. As of September 30, 2016 and December 31, 2015, the sum of the aggregate outstanding balance of non-performing assets was $102.9 million and $111.5 million, respectively. During the three months ended September 30, 2016, we transferred $15.8 million of the impaired real estate loan that was previously held-for-sale into OREO.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge-off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was (0.01%) and 0.58% for the three and nine months ended September 30, 2016 and zero and 0.17% for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, we had a small recovery and net charge offs of $14.2 million, respectively. During the three months ended September 30, 2015, we did not record any charge-offs or recoveries, and during the nine months ended September 30, 2015 we recorded net partial charge-offs of $3.9 million.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was zero and 0.50% for the three and nine months ended September 30, 2016 and zero and 0.18% for the three and nine months ended September 30 2015, respectively.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.84% and 0.59% for the three and nine months ended September 30, 2016 and 0.56% and 0.52% for the three and nine months ended September 30, 2015, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 5.16% and 3.61% for the three and nine months ended September 30, 2016 and 3.10% and 2.58% for the three and nine months ended September 30, 2015, respectively.

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Net interest income:
Interest income	$65,155	$54,574	$186,499	$141,194
Interest expense	39,897	31,345	117,816	84,764
Net interest income	25,258	23,229	68,683	56,430
Provision for credit losses	3,570	4,534	24,906	14,720
Net interest income after provision for credit losses	21,688	18,695	43,777	41,710
Non-interest income (loss):
Asset management income	3,353	1,019	10,337	2,954
Fee income	2,946	4,573	5,836	10,508
Realized loss on derivatives	(13)	(5)	(31)	(24)
Realized (loss) gain on sale of loans, net	(19)	360	36	314
Other miscellaneous income, net	4,231	665	7,195	2,772
Loss on total return swap	—	(3,035)	(6,062)	(971)
Gain (loss) on loans held-for-sale, net	468	(85)	(5,345)	(506)
Gain on sale of Business Credit, net	—	—	22,511	—
Total non-interest income	10,966	3,492	34,477	15,047
Operating expenses:
Compensation and benefits	13,175	9,561	32,640	24,004
General and administrative expenses	4,894	3,819	15,337	11,052
Total operating expenses	18,069	13,380	47,977	35,056
Income before income taxes	14,585	8,807	30,277	21,701
Income tax expense	5,941	3,665	12,383	9,020
Net income	$8,644	$5,142	$17,894	$12,681

Comparison of the Three Months Ended September 30, 2016 and 2015

Interest income. Interest income increased $10.6 million, to $65.2 million for the three months ended September 30, 2016 from $54.6 million for the three months ended September 30, 2015. The increase was primarily due to an increase in the average balance of our interest earning assets to $4.0 billion from $3.6 billion primarily due to new loan originations and an increase in the yield on average interest earning assets to 6.45% from 6.05%. In addition, during the quarter ended September 30, 2016 we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income previously not recognized.

Interest expense. Interest expense increased $8.6 million, to $39.9 million for the three months ended September 30, 2016 from $31.1 million for the three months ended September 30, 2015. The increase is primarily due to an increase in leverage and higher cost of funds.  The average balance of our interest bearing liabilities increased to $3.4 billion from $2.9 billion. The average cost of funds increased to 4.67% from 4.31%.

Net interest margin. Net interest margin decreased to 2.50% for the three months ended September 30, 2016 from 2.57% for the three months ended September 30, 2015. The primary factors impacting net interest margin was higher interest expense associated with our Subordinated Notes and Senior Notes, the composition of interest earning assets, non-accrual loans and credit spreads.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,019,721	$65,155	6.45%	$3,579,431	$54,574	6.05%
Total interest bearing liabilities	3,399,977	39,897	4.67%	2,882,669	31,345	4.31%
Net interest spread		$25,258	1.78%		$23,229	1.74%
Net interest margin			2.50%			2.57%

Provision for credit losses. The provision for credit losses decreased $0.9 million to $3.6 million for the three months ended September 30, 2016 from $4.5 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded net specific provisions for impaired loans of $3.2 million compared to $1.6 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded a general provision of $336 thousand compared to $2.9 million for the three months ended September 30, 2015. Our general allowance for credit losses covers estimated incurred losses in our loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

For Leveraged Finance loans and Equipment Finance products (prior to transfer to held-for-sale), the data set used to construct probabilities of default in the Company’s allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.

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

Impaired loans at September 30, 2016 were in Leveraged Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of September 30, 2016, we had impaired loans and leases with an aggregate outstanding balance of $156.9 million. Impaired loans with an aggregate outstanding balance of $137.6 million have been restructured and classified as TDRs. At September 30, 2016, the Company had a $36.2 million specific allowance for impaired loans with an aggregate outstanding balance of $105.1 million. As of September 30, 2016, we had one restructured impaired loan which had an outstanding balance greater than $20 million in addition to one restructured impaired loan which had an outstanding balance greater than $30 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $7.5 million, to $11.0 million for the three months ended September 30, 2016 from $3.5 million for the three months ended September 30, 2015. The increase in non-interest income was primarily a result of an increase of $2.3 million in asset management fees and a $3.4 million positive mark-to-market adjustment on loans held at fair value, no loss recognized on the total return swap compared to a $3.0 million loss on the total return swap for the three months ended September 30, 2015 offset by a decrease of $1.6 million in fee income.

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

Operating expenses. Operating expenses increased $4.7 million, to $18.1 million for the three months ended September 30, 2016 from $13.4 million for the three months ended September 30, 2015. Compensation and benefits expense increased $3.6 million primarily due to severance costs associated with a reduction in staffing levels to streamline operations. General and administrative expenses increased $1.1 million primarily related to an increase in professional fees.

Income taxes. For the three months ended September 30, 2016 and 2015, we provided for income taxes based on an effective tax rate of 41% in each period.

As of September 30, 2016 and December 31, 2015, we had net deferred tax assets of $29.9 million and $33.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2016. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses, and the impact on funding levels). Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2016. As of September 30, 2016, our deferred tax asset was primarily comprised of $31.9 million related to our allowance for credit losses and $11.7 million related to equity compensation, which was partially offset by deferred tax liabilities of $14.1 million related to our Equipment Finance portfolio.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Interest income. Interest income increased $45.3 million, to $186.5 million for the nine months ended September 30, 2016 from $141.2 million on a consolidated basis for the nine months ended September 30, 2015. The increase was primarily due to an increase in the average balance of our interest earning assets to $4.1 billion from $3.2 billion primarily due to new loan originations subsequent to September 30, 2015 and an increase in the yield on average interest earning assets to 6.10% from 5.87%. In addition, during the quarter ended September 30, 2016 we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income previously not recognized.

Interest expense. Interest expense increased $33.0 million, to $117.8 million for the nine months ended September 30, 2016 from $84.8 million on a consolidated basis for the nine months ended September 30, 2015. The increase is primarily due to an increase in leverage and higher costs of funds. The average balance of our interest bearing liabilities increased to $3.4 billion from $2.6 billion, and an increase in the average cost of funds to 4.62% from 4.35%, primarily due to increased borrowings under the Subordinated Notes and Senior Notes. This was offset by the acceleration of amortization of $3.6 million of deferred financing fees related to the payoff of the corporate credit facility with Fortress Credit Corp. during the nine months ended September 30, 2015.

Net interest margin. Net interest margin decreased to 2.25% for the nine months ended September 30, 2016 from 2.35% for the nine months ended September 30, 2015. The decrease in net interest margin was primarily due to the shift in the mix of debt and the issuance of higher cost long-term debt during the first quarter of 2016.  The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.48% from 1.52%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,082,501	$186,499	6.10%	$3,214,755	$141,241	5.87%
Total interest bearing liabilities	3,405,781	117,816	4.62%	2,602,713	84,764	4.35%
Net interest spread		$68,683	1.48%		$56,477	1.52%
Net interest margin			2.25%			2.35%

Provision for credit losses. The provision for credit losses increased $10.2 million to $24.9 million for the nine months ended September 30, 2016 from $14.7 million for the nine months ended September 30, 2015. The increase in the provision was primarily due to an increase in specific provisions recorded during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, partially offset by a decrease in general provisions. During the nine months ended September 30, 2016, we recorded net specific provisions for impaired loans of $22.3 million compared to $7.1 million recorded during the nine months ended September 30, 2015. The net specific component of the provision for credit losses was primarily due to the deterioration of four credits during the first quarter of 2016.

Non-interest income. Non-interest income increased $19.5 million, to $34.5 million for the nine months ended September 30, 2016 from $15.0 million on a consolidated basis for the nine months ended September 30, 2015. The increase in non-interest income was primarily due to a $22.5 million gain on the sale of Business Credit that occurred during the first quarter of 2016, an increase of $7.4 million in asset management fees, a $3.4 million positive mark-to-market adjustment on the loans held at fair value offset by a $5.1 million increase in loss on the TRS portfolio, a $4.8 million increase in loss recognized on loans held-for-sale and a $4.7 million decline in capital market fee income from the same period in the previous year.

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

Operating expenses. Operating expenses increased $12.9 million, to $48.0 million for the nine months ended September 30, 2016 from $35.1 million on a consolidated basis for the nine months ended September 30, 2015. Compensation and benefits expense increased $8.6 million, primarily the result of the acquisition of NewStar Capital and severance costs associated with a reduction in staffing levels to streamline operations. The remaining increase was the result of an increase in incentive, salaries and equity compensation from the nine months ended September 30, 2015. General and administrative expenses increased $4.3 million, primarily the result of strategic initiative costs associated with the sale of Business Credit, the potential sale of Equipment Finance and other short term projects.

Income taxes. For the nine months ended September 30, 2016 and 2015, we provided for income taxes based on an effective tax rate of approximately 41% in each period.

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

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	September 30, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross	$2,892,467	$3,243,580
Loans held-for-sale, gross	435,351	485,874
Leases held-for-sale, gross (within Assets held-for-sale)	158,289	—
Total Commercial Lending Assets	$3,486,107	$3,729,454

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net interest income:	$24,135	$22,900	$65,752	$56,400
Provision for loan losses	3,570	4,534	24,906	14,720
Net interest income after provision	20,565	18,366	40,846	41,680
Noninterest income:
Other lending fees	2,871	4,573	5,729	10,508
Gain/(loss) on sale of loans and equipment	83	692	545	825
Other noninterest income (loss)	1,059	(2,792)	13,819	760
Total noninterest income:	4,013	2,473	20,093	12,093
Non-interest expense	14,833	13,076	40,027	33,980
Income before income taxes	$9,745	$7,763	$20,912	$19,793

Comparison of the Three Months Ended September 30, 2016 and 2015

The Commercial Lending segment reported income before taxes of $9.7 million for the three months ended September 30, 2016, compared to $7.8 million for the same period in 2015. Net interest income increased $1.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of an increase in average interest earning assets due to originations subsequent to September 30, 2015. The provision for loan loss amounted to $3.6 million for the three months ended September 30, 2016 compared to $4.5 million for the three months ended September 30, 2015. Noninterest income derived from the Commercial Lending segment totaled $4.0 million for the three months ended September 30, 2016, up from $2.5 million from the three months ended September 30, 2015. The increase in noninterest income was due to a loss of $3.0 million recognized on the total return swap for the three months ended September 30, 2015 and a decrease in lending fees of $1.7 million from the same period in 2015. Commercial Lending noninterest expenses for the three months ended September 30, 2016 increased by $1.8 million from the same period in 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net interest income for the segment increased $9.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of an increase in average interest earning assets as of result of loan originations subsequent to September 30, 2015.

We had a provision for loan losses of $24.9 million for the nine months ended September 30, 2016, compared to a provision of $14.7 million for the comparable period in 2015. The increase in the provision for loan losses was primarily driven by specific provisions of $22.3 million recorded during the nine months ended September 30, 2016 as compared to $7.1 million recorded the nine months ended September 30, 2015, partially offset by a decrease of $5.0 million of general provisions.

Noninterest income for the segment increased by $8.0 million for the nine months ended September 30, 2016 primarily as the result of the sale of Business Credit during the first quarter of 2016. The gain on sale was offset by of a loss of $5.3 million recognized on loans held for sale and a $6.1 million loss on the total return swap.

Noninterest expense for the segment increased by $6.0 million for the nine months ended September 30, 2016 primarily due to an increase in transaction costs related to the sale of Business Credit, the potential sale of Equipment Fiance and an increase in compensation costs due to severance costs associated with a reduction in staffing levels to streamline operations.

Asset Management

The Asset Management segment includes credit funds managed by the Company and NewStar Capital. These credit funds focus on middle market loans, liquid tradeable credit and liquid loan strategies.

The following table sets forth selected information with respect to assets within the Asset Management segment.

	September 30, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross (at fair value)	$389,260	$—
Investments in debt securities, available-for-sale, net of mark (1)	96,931	100,942
Illiquid Credit *	806,535	824,573
Liquid/Tradeable Credit *	1,873,646	2,294,497
Total Asset Management Assets	$3,166,372	$3,220,012

(1) Investment in debt securities gross of amortization of deferred fees, net of fair value adjustment.

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Net interest income	$1,123	$329	$2,931	$30
Provision for loan losses	—	—	—	—
Net interest income after provision	1,123	329	2,931	30
Noninterest income:				—
Management fees	2,888	1,019	9,031	2,954
Performance fees	465	—	1,306	—
Other lending fees	75	—	107	—
Gain/(loss) on sale of loans and equipment	69	—	220	—
Other noninterest income (1)	3,456	—	3,720	—
Total Noninterest income:	6,953	1,019	14,384	2,954
Non-interest expense	3,236	304	7,950	1,076
Income before income taxes	$4,840	$1,044	$9,365	$1,908

(1) Includes mark to mark adjustment on fair value portfolio.

Comparison of the Three Months Ended September 30, 2016 and 2015

The Asset Management segment reported income before taxes of $4.8 million for the three months ended September 30, 2016, compared to $1.0 million for the same period in 2015. Noninterest income was primarily the result of asset management and performance fee income of $3.4 million for the three months ended September 30, 2016, up by $2.3 million, compared to the same period in 2015. This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015. Average AUM increased 51% from the same period in 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Noninterest income derived from the Asset Management segment was $14.4 million for the nine months ended September 30, 2016, up by $11.4 million, compared to the same period in 2015. This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015. Noninterest expense increased by $6.9 million for the nine months ended September 30, 2016 primarily as the result of the acquisition of NewStar Capital.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. In addition, we had $429.7 million in net loans held-for-sale on our balance sheet at September 30, 2016, which we have the ability to sell to generate additional liquidity. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the third quarter, the U.S. economy continued to exhibit slow-to-moderate growth, and with uncertainty surrounding a number of economic issues, the third quarter saw varied results from leading economic indicators.  Weak signals were seen in business equipment investment, housing and manufacturing, stable signals in labor and consumer spending, and positive signals in consumer confidence, exports, inflation and equities. We expect stable trends and slow-to-moderate growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to remain relatively low and investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. While the securitization market for loans (the CLO market) faces some lingering regulatory uncertainty, the market is improving and remains supportive for experienced CLO issuers such as NewStar. We believe that the CLO market, which the Company partially relies upon for funding, will stabilize in 2016 and improve into 2017. In addition, we believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of September 30, 2016 and December 31, 2015, we had $36.3 million and $35.9 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future.

Restricted Cash

Separately, we had $370.5 million and $154.0 million of restricted cash as of September 30, 2016 and December 31, 2015, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2016, we could use $232.1 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2016. The increase in the restricted cash balance is primarily related to the new Arch Street CLO.

Cash Collateral on Deposit with Custodians

We had $7.6 million and $61.1 million of cash collateral posted with custodians at September 30, 2016 and December 31, 2015, respectively. These amounts represent cash posted as collateral to enhance the credit quality of the underlying referenced portfolio of loans in our total return swap (prior to the March 31, 2016 maturity) and repurchase agreements. At September 30, 2016, we had $7.1 million posted against our JP Morgan Chase Bank repurchase agreement, $0.3 million posted against our Citibank Global Markets repurchase agreement and $0.2 million posted against our Natixis repurchase agreement. At December 31, 2015, $56.5 million cash collateral was posted against our TRS with Citibank and $4.6 million was posted against our JP Morgan Chase Bank repurchase agreement. The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuates with the changes in the market.

Investment in Debt Securities, Available- for- Sale

The fair value of investment in debt securities, available for sale is based on prices received from third parties and reviewed by our pricing and valuation committee. Our investment in debt securities, available for sale is considered Level 3. During the nine months ended September 30, 2016 and 2015, we did not purchase or sell any investment in debt securities available-for-sale. During the three months ended September 30, 2016, a $6.0 million investment in debt securities was redeemed at par.

At September 30, 2016, the fair value of investment in debt securities, available for sale was $90.8 million with a net unrealized loss of $8.1 million, compared to a fair value of $94.2 million and an unrealized loss of $10.1 million at December 31, 2015.

As a result of our evaluation of the securities, we concluded that the unrealized losses at September 30, 2016 and December 31, 2015 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2016, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including credit funds managed by the Company).

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2016 and December 31, 2015, loans held-for-sale consisted of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$435,351	$485,874
Gross loans held-for-sale	435,351	485,874
Deferred loan fees, net	(5,633)	(7,089)
Total loans held-for-sale, net	$429,718	$478,785

At September 30, 2016, loans held-for-sale include loans with an aggregate outstanding balance of $433.3 million that were intended to be sold to credit funds managed by the Company.  During the three months ended September 30, 2016, the Company foreclosed on the previously held-for-sale impaired real estate loan, simultaneous with the foreclosure, the Company sold a portion of the property for $8.5 million and applied the proceeds to the principal loan balance.  The remaining $15.8 million was transferred to Other Real Estate Owned (“OREO”).

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present and the overcollateralization ratio is (or was previously) out of compliance with the target, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2016, we had impaired loans with a balance of $156.8 million. Impaired loans with an aggregate outstanding balance of $137.6 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $87.3 million were on non-accrual status. During the nine months ended September 30, 2016, we had net charge-offs totaling $14.2 million of impaired loans. Impaired loans of $16.3 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2016, we recorded $22.3 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $4.4 million related to delinquent loans.

We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease portfolio. Our allowance for loan and lease losses as of September 30, 2016 and December 31, 2015 was $65.9 million and $58.3 million, respectively, or 2.28% and 1.80% of loans and leases, gross, respectively. As of September 30, 2016 and December 31, 2015, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 2.29% of loans and leases, gross compared to 1.81% at December 31, 2015.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2016 and for the year ended December 31, 2015 was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	($ in thousands)
Balance as of beginning of period	$58,259	$42,983
General provision for loan and lease losses	2,580	9,135
Specific provision for loan losses	22,292	9,495
Net charge offs	(14,154)	(3,354)
Reclass due to sale of Business Credit and transfer of Equipment Finance to Assets held-for-sale	(3,112)	—
Balance as of end of period	65,865	58,259
Allowance for losses on unfunded loan commitments	501	467
Allowance for credit losses	$66,366	$58,726

 Borrowings and Liquidity

As of September 30, 2016 and December 31, 2015, we had net outstanding borrowings totaling $3.5 billion. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of September 30, 2016 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$865,000	$502,200	$362,800	2017-2020
Term debt securitizations(1)	2,349,726	2,349,726	—	2022-2028
Repurchase agreements	52,591	52,591	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	300,000	—	2024
Total	$3,947,317	$3,584,517	$362,800

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants in our debt facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2016, we were in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

Credit Facilities

As of September 30, 2016 we had two credit facilities through certain of our wholly-owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

We have a $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $293.9 million and unamortized deferred financing fees of $6.8 million as of September 30, 2016. In February 2016 and June 2016, we upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million. Interest on this facility accrues at a variable rate per annum. This facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

We have a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $208.3 million and unamortized deferred financing fees of $2.6 million as of September 30, 2016. On August 5, 2015, we entered into an amendment to this facility which, among other things, increased the commitment amount to $250.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

As a result of the ongoing process to sell its leasing business, NewStar Equipment Finance, the note purchase agreement with Wells Fargo under the terms of which Wells Fargo agreed to provide a $75.0 million credit facility to fund equipment leases and loans was reclassified to Liabilities held-for-sale. The credit facility had an outstanding balance of $16.9 million and unamortized deferred financing fees of $0.2 million as of September 30, 2016.

On September 15, 2016, we repaid the $350.0 million note purchase agreement with Credit Suisse that provided financing to fund the purchase of broadly syndicated bank loans during the warehouse phase of the Arch Street CLO. The supplemental junior note commitment by NewStar Capital was also repaid in full. The notes were repaid from proceeds of the Arch Street CLO bond issuance.

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

Senior notes

On April 22, 2015, we issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, we issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015 were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. We used a portion of the net proceeds from the April 2015 notes offering to repay in full our corporate credit facility with Fortress Credit Corp. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. At any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, we may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of September 30, 2016, unamortized deferred financing fees were $5.9 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto, our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Our Consolidated Non-Funding Debt to Equity Ratio is defined as the ratio of our Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to our Consolidated Stockholders Equity (as defined in the indenture). If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest. At September 30, 2016 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During 2015, we drew an additional $75 million of Subordinated Notes. We drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $55.4 million as of September 30, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2016, unamortized deferred financing fees were $5.1 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. Beginning on December 5, 2019, we are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

2007-1 CLO Trust.  In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600.0 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. At September 30, 2016, the $97.4 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $151.6 million. At September 30, 2016, deferred financing fees were expensed in full. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.

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

The following table sets forth selected information with respect to the 2007-1 CLO Trust:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2007-1 CLO Trust
Class A-1	$336,500	$-	0.24%
Class A-2	100,000	-	0.26%
Class B	24,000	18,113	0.55%
Class C	58,500	58,293	1.30%
Class D	27,000	21,000	2.30%
Total notes	546,000	97,406
Class E (trust certificates)	29,100	29,276	N/A
Class F (trust certificates)	24,900	24,900	N/A
Total for 2007-1 CLO Trust	$600,000	$151,582

2012-2 CLO.  On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2016, the $260.2 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $306.5 million. At September 30, 2016, unamortized deferred financing fees were $0.9 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2012-2 CLO
Class A	$190,700	$171,320	1.90%
Class B	26,000	26,000	3.25%
Class C	35,200	35,200	4.25%
Class D	11,400	11,400	6.25%
Class E	16,300	16,300	6.75%
Total notes	279,600	260,220
Class F	24,100	24,100	N/A
Subordinated notes	22,183	22,183	N/A
Total for 2012-2 CLO	$325,883	$306,503

2013-1 CLO.  On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At September 30, 2016, the $338.6 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $400.0 million. At September 30, 2016, unamortized deferred financing fees were $2.8 million. The 2013-1 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in September 2016.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$202,600	1.65%
Class A-R	35,000	35,000	(1)
Class B	38,000	38,000	2.30%
Class C	36,000	36,000	3.80%
Class D	21,000	21,000	4.55%
Class E	6,000	6,000	5.30%
Total notes	338,600	338,600
Class F	17,400	17,400	N/A
Class G	15,200	15,200	N/A
Subordinated notes	28,800	28,800	N/A
Total for 2013-1 CLO	$400,000	$400,000

(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO.  On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2016, unamortized deferred financing fees were $2.1 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%
Class B-1	20,000	20,000	2.60%
Class B-2	13,250	13,250	(1)
Class C	30,250	30,250	3.60%
Class D	23,500	23,500	4.75%
Total notes	289,500	289,500
Class E	18,500	18,500	N/A
Class F	14,000	14,000	N/A
Subordinated notes	26,375	26,375	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2016, unamortized deferred financing fees were $3.4 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%
Class A-2	35,000	35,000	(1)
Class B	50,000	50,000	2.80%
Class C	38,500	38,500	3.85%
Class D	33,250	33,250	5.50%
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2016, unamortized deferred financing fees were $3.1 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

 The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%
Class A-2	23,000	23,000	(1)
Class B	40,000	40,000	2.90%
Class C	26,250	26,250	3.95%
Class D	28,500	28,500	5.25%
Class E	5,000	5,000	7.50%
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%
Subordinated notes	46,806	46,806	N/A
Total for 2015-2 CLO	$397,806	$397,806
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests and, the Class D and Class E notes. At September 30, 2016, the $255.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At September 30, 2016, unamortized deferred financing fees were $2.6 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%
Class A-2	20,000	20,000	(1)
Class B	36,750	36,750	3.75%
Class C	22,500	22,500	5.40%
Total notes	255,750	255,750
Class D (retained)	23,750	23,750	5.50%
Class E (retained)	23,000	23,000	7.50%
Subordinated notes	45,506	45,506	N/A
Total for 2016-1 CLO	$348,006	$348,006
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At September 30, 2016, the outstanding note balance was $370.3 million and unamortized deferred financing fees were $4.3 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

	Notes originally issued	Outstanding balance September 30, 2016	Borrowing spread to LIBOR
	($ in thousands)
Arch Street CLO
Class X	$2,500	$2,500	1.25%
Class A	256,000	256,000	1.65%
Class B	48,000	48,000	2.24%
Class C	20,000	20,000	3.00%
Class D	22,750	22,750	4.20%
Class E	21,000	21,000	6.95%
Total notes	370,250	370,250
Class F (retained)	5,500	5,500	8.60%
Subordinated notes	34,000	34,000	N/A
Total for Arch Street CLO	$409,750	$409,750

2015-1 ABS.  As a result of the ongoing process to sell its leasing business, NewStar Equipment Finance, the static asset-backed securitization NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) that was completed on September 1, 2015 was reclassified to liabilities held-for-sale. As of September 30, 2016, the outstanding balance of the 2015-1 ABS Class A notes was $9.7 million and the outstanding balance of the Class B notes, (all of which we retained) was $12.8 million. Unamortized deferred financing fees were $1.1 million.

Repurchase Agreements

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, there was no balance under the Deutsche Bank Repurchase Agreement. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $14.8 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $36.0 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2016, the outstanding balance was $1.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

On August 29, 2016, we redeemed in full our five-year, $68.0 million financing arrangement with Macquarie Bank Limited with a balance of $10.7 million. The financing was structured as a master repurchase agreement under which we sold a portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million and agreed to buy them back over a specified period. During the three months ended September 30, 2016, we accelerated and recognized deferred financing fees of $0.3 million related to the redemption.

Stock Repurchase Program

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program, as amended, will expire on December 31, 2016 unless extended by the Board and may be suspended or discontinued at any time without notice. As of September 30, 2016, the Company had repurchased 1,241,999 shares of common stock at a weighted average price per share of $7.18, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

On March 24, 2015, the Company repurchased 1,000,000 shares of its common stock in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $10.3 million.

In October 2016, subsequent to the end of the third quarter, we repurchased 2,000,000 shares of our common stock from Capital Z Financial Services Fund II, L.P. and a related fund in a privately negotiated transaction for an aggregate purchase price of $17,860,000. We also repurchased 500,00 shares of our common stock in a privately negotiated transaction from a former executive officer at an aggregate purchase price of $4,465,000. The transactions were executive outside of the Company’s previously announced stock repurchase program.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At September 30, 2016, we had $287.2 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2016, we had $8.8 million of standby letters of credit.

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

As of September 30, 2016 and December 31, 2015, investments in debt securities available-for-sale totaled $90.8 million and $94.2 million, respectively. At September 30, 2016 and December 31, 2015, our net unrealized loss on those debt securities totaled $8.1 million and $10.1 million, respectively. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2016, approximately 4% of the loans in our portfolio were at fixed rates and approximately 96% were at variable rates. Additionally, for the loans at variable rates, approximately 92% contain an interest rate floor. The majority of our loan have a 100 basis point LIBOR floor. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2016. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$22,034
Increase of	100	7,233
Increase of	200	20,185
Increase of	300	33,209

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2016:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1-31, 2016	$14,958	$8.69	$11,837	$21,148,985
August 1-31, 2016	2,000	9.00	2,000	21,130,986
September 1-30, 2016	5,514	8.99	5,514	21,081,400
Total: Three months ended September 30, 2016	22,472	$8.79	19,351	21,081,400

(1)

The Company repurchased 19,351 shares during the period pursuant to the share repurchase program that we announced on October 7, 2015 (the “Repurchase Program”) and amended on February 10, 2016. Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

Includes an aggregate of 3,121 shares of Common Stock acquired from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted stock awards under equity compensation plans during the third quarter.

(3)

The Repurchase Program, as amended in February 2016, provides for the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4	Indenture by and between Arch Street CLO, LTD., as Issuer, Arch Street CLO, LLC., as Co-Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference.

10(1)	Termination Agreement and General Release effective as of July 14, 2016 between NewStar Financial, Inc. and Peter A. Schmidt-Fellner.	Filed herewith.

10(2)	Early Retirement Agreement and General Release effective as of September 30, 2016 between NewStar Financial, Inc. and John J. Frishkopf.	Filed herewith

10(3)	Collateral Management Agreement by and between Arch Street CLO, LTD., as Issuer, and NewStar Capital LLC, as Collateral Manager, dated as of September 15, 2016.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: November 3, 2016	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4	Indenture by and between Arch Street CLO, LTD., as Issuer, Arch Street CLO, LLC., as Co-Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference

10(1)	Termination Agreement and General Release effective as of July 14, 2016 between NewStar Financial, Inc. and Peter A. Schmidt-Fellner.	Filed herewith.

10(2)	Early Retirement Agreement and General Release effective as of September 30, 2016 between NewStar Financial, Inc. and John J. Frishkopf.	Filed herewith.

10(3)	Collateral Management Agreement by and between Arch Street CLO, LTD., as Issuer, and NewStar Capital LLC, as Collateral Manager, dated as of September 15, 2016.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document