Form 10-K
period 2016-12-31
NewStar Financial, Inc.
filed 2017-03-02
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $194,956,040, based on the number of shares held by non-affiliates of the registrant as of June 30, 2016, and based on the reported last sale price of common stock on June 30, 2016. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 27, 2017, 42,675,647 shares of common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Stockholders scheduled to be held May 16, 2017 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial condition, results of operations, and growth, as well as about the future development of our products and markets and the future performance of the financial markets in general, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. They may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events and circumstances, including the timing and amount of any future dividend payments. These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks and uncertainties that are beyond our control. Important information about the bases for our assumptions and factors that may cause our actual results and other circumstances to differ materially from those described in the forward-looking statements are discussed in Item 1A. “Risk Factors” and generally throughout this Annual Report.

PART I

Item 1.	Business

Overview

NewStar Financial, Inc. (which is referred to throughout this Annual Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, commercial finance company with $6.7 billion of assets managed across two complementary business lines- middle market direct lending and asset management. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market by offering a range of flexible debt financing options. Through its asset management platforms, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

We believe these lending activities require specialized skills and transaction experience, as well as, a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers organized around key industry and market segments. These teams are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

We target our marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we target companies with business operations across a broad range of industry sectors. We employ highly experienced bankers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

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

The Company typically provides financing commitments to companies in amounts that range in size from $15 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower exceeds $35 million.

Beginning in January 2016, our operations were divided into two reportable segments that represent our core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company. The Asset Management segment manages a series of private credit funds that co-invest in middle market loans originated through our established direct lending platform. Additionally, in October 2015, NewStar acquired Boston-based Feingold O’Keeffe Capital, LLC (“FOC Partners”), a boutique credit manager with $2.3 billion of assets under management, to expand its existing asset management capabilities. NewStar operates FOC Partners as NewStar Capital. Through this wholly-owned subsidiary, the Company manages over $2 billion in assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

Information regarding revenues, profits and losses and total assets of these segments can be found in the financial statements in Item 8.

NewStar is a Delaware corporation that was incorporated in 2004. Our principal executive office is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, and our telephone number is (617) 848-2500. We maintain a website at www.newstarfin.com.

Commercial Lending

During 2016, the Company sold its asset based lending business, NewStar Business Credit LLC (“Business Credit”) and the assets of NewStar Equipment Finance (“Equipment Finance”) and the related platform. The sale of these lending platforms demonstrated a continuation of the Company’s transformation from a bank-styled, diversified commercial finance company into a more specialized middle market direct lender with a focus on managing assets for institutional investors. In addition to the sale, the Company has accelerated the disposition of the real estate portfolio. This reflects the Company’s strategic decision to exit businesses with economic models increasingly challenged by competition from banks and other lenders with access to lower cost funding.

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

We believe that NewStar is among the most active lenders focused on financing private equity backed companies in the middle market. We have established a recognized brand in the market with a reputation as a smart, reliable lender that is responsive, consistent and constructive. Since inception, the Company has funded loans totaling more than $13.7 billion related to approximately 650 transactions backed by approximately 250 different financial sponsors. We develop new customer relationships and source our loans primarily through the direct marketing and origination efforts of our bankers. The Company’s bankers call directly on prospective clients and referrals sources from this network of offices. They have established relationships with a wide range of prospective customers and referral sources, including approximately 200 private equity groups with investment strategies focused on the middle market, mid-sized companies, corporate executives, banks, other non-bank “club” lenders, and investment banks. To a lesser extent, we may also source loans and other debt products by participating in larger credit facilities syndicated by other lenders.

We generally compete for lending opportunities on the basis of our reputation and transaction experience. In December of 2014, NewStar formed a strategic relationship with GSO Capital (“GSO”), the credit division of Blackstone, and Franklin Square Capital Partners (“Franklin Square”), one of the largest managers of business development companies. As part of this relationship, funds managed by Franklin Square and sub-advised by GSO purchased $300 million of 8.25% subordinated notes due 2024 with warrants exercisable for 12 million shares of our common stock at an exercise price of $12.62 (the "warrants"). The Company used the proceeds from these issuances to enhance its ability to originate and lead transactions. In addition, our relationship with GSO has resulted in cross-referral and co-lending opportunities, provided us with access to new channels of origination, and enabled us to provide larger capital commitments and a more complete set of financing options to our clients. We believe that our strategic relationship will continue to help us compete more effectively for lending opportunities by enabling us to provide larger credit commitments and “one-stop” financing solutions to customers comprised of unitranche loans or a combination of senior and junior debt capital in partnership with GSO or Franklin Square.

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

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $15 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products exceed $35 million. We also have the capability to arrange significantly larger transactions which we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products exceeds $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position.

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

As of December 31, 2016, our Leveraged Finance loan portfolio (including the Arch Street loan portfolio) totaled $3.9 billion in funding commitments and $3.6 billion in balances outstanding, representing 99.7% of our loan portfolio. This represented 388 transactions with an average balance outstanding of approximately $9.3 million. During 2016, we originated $1.9 billion of new loans, of which we retained $1.1 billion and originated $0.8 billion for credit funds. As of December 31, 2016, our exposure to energy (oil & gas) was approximately $41.1 million or 1.2% of balance sheet assets.

Real Estate

We made the strategic decision to exit the real estate line of business in 2016 as we faced increased competition from banks and other lenders with access to lower cost of funding. As of December 31, 2016 our Real Estate loan portfolio totaled $11.0 million in funding commitments and $10.6 million in balances outstanding, representing 0.3% of our total loan portfolio. This represents our only remaining real estate lending relationship. During 2016, we did not originate any new commercial real estate loans.

Asset Management

As a registered investment adviser, NewStar offers investment products for qualified institutions to invest in private credit funds managed by the Company that employ credit oriented strategies, focused on middle market loans and liquid tradeable credit. Through its registered investment adviser subsidiary, NewStar Capital, the Company also manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

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

We believe that NewStar was among the first independent commercial finance companies to develop an asset management platform to provide investment strategies targeting middle market loans. The Company launched its first fund in 2005, which was called NewStar Credit Opportunities Fund ("NCOF”) to co-invest in loans originated by the Company. The fund was levered to support an investment portfolio of $600 million using bank credit facilities to support the initial ramp-up followed by a securitization. The Company launched its second fund, the $300 million Arlington Fund in 2013. It was increased to $400 million in 2014, and also employed leverage through a loan securitization. The Company closed its third fund, a $400 million levered fund known as the Clarendon Fund in 2014, with an anchor equity investment from funds sponsored by Franklin Square and sub-advised by GSO. The Company closed its fourth fund, a $505 million levered fund known as the Berkeley Fund during 2016.

In October 2015, we acquired Boston-based FOC Partners, a boutique credit manager and also a registered investment adviser. We operate FOC Partners as a wholly owned subsidiary under the name NewStar Capital.  NewStar Capital manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds. During 2016, NewStar Capital completed a $410 million broadly syndicated loan securitization known as Arch Street.

The Company’s managed funds are allocated a portion of the middle market loans we originate based on an established allocation policy that defines a set of rules for managing this activity.  We are currently allocating loans to the Arlington, Berkeley and Clarendon Funds.

As of December 31, 2016, NewStar’s managed assets totaled $6.7 billion with $3.2 million managed within commercial lending, $1.3 billion managed within asset management middle market direct lending and $2.2 billion within liquid, tradeable credit.

Our asset management income was approximately $13.4 million in 2016 and $6.7 million in 2015.

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

As of December 31, 2016, senior secured cash flow loans totaled $3.7 billion in funding commitments and $3.4 billion in balances outstanding, representing 93.6% of our loan portfolio.

Senior secured asset-based loans

Our senior secured asset-based loans are secured by a first-priority lien on tangible assets and have a first-priority in right of payment. Senior secured asset-based loans are typically advanced under revolving credit facilities against a borrowing base comprised of collateral, including eligible accounts receivable, inventories and other long-term assets.

As of December 31, 2016, senior secured asset-based loans totaled $32.8 million in funding commitments and $29.2 million in balances outstanding, representing 0.8% of our loan portfolio.

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

As of December 31, 2016, first mortgage loans totaled $11.0 million in funding commitments and $10.6 million in balances outstanding, representing 0.3% of our loan portfolio.

Other

Our other loans and debt products are categorized as $110.9 million of senior subordinated asset-based (which are equal as to collateral and subordinate as to right of payment to other senior lenders), $71.6 million of second lien (which are second liens on all or substantially all of a borrower’s assets, and in some cases, junior in right of payment to senior lenders), and $6.6 million of mezzanine/subordinated (which are subordinated as to rights to collateral and right of payment to senior lenders).

Loan Portfolio

The Company’s loan portfolio is comprised of loans, leases and other debt products.  As of December 31, 2016, the loan portfolio totaled approximately $3.9 billion of funding commitments, representing $3.6 billion of balances outstanding and $0.3 billion of funds committed but undrawn as of December 31, 2016. Consistent with our strategy to focus on senior secured lending, first lien senior debt represented 94.7% of the portfolio.

As of December 31, 2016, we had 11 loans with outstanding balances greater than $25.0 million. In most of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2016, we had one impaired loan that had an outstanding balance greater than $20 million. As of December 31, 2016 our largest outstanding loan was 0.84% of our loan portfolio, and the top ten outstanding loans comprised 7.6% of our loan portfolio.

Loan Portfolio Overview

The following tables present information regarding the outstanding balances of our loans and other debt products:

	December 31,
	2016		2015		2014
	($ in thousands)
Composition Type
Senior secured cash flow	$3,362,638	93.6%	$3,008,829	78.6%	$2,044,126	77.9%
Senior secured asset-based	29,213	0.8	534,980	14.0	383,584	14.7
First mortgage	10,624	0.3	100,732	2.6	105,394	4.0
Other	189,091	5.3	185,856	4.8	90,333	3.4
Total	$3,591,566	100.0%	$3,830,397	100.0%	$2,623,437	100.0%

	December 31,
	2016	2015	2014
	($ in thousands)
Composition by Lending Group
Leveraged Finance	$3,580,942	$3,214,131	$2,134,459
Business Credit	—	342,281	286,918
Real Estate	10,624	100,732	105,394
Equipment Finance	—	173,253	96,666
Total	$3,591,566	$3,830,397	$2,623,437

	December 31, 2016
	Percentage of Leveraged Finance	Percentage of Loan Portfolio
Leveraged Finance by Industry
Industrial/other	15.3%	13.5%
Other business services	14.0	12.4
Financial services	14.0	12.4
Auto/Transportation	9.7	8.5
Manufacturing—consumer durable	6.2	5.5
Manufacturing—consumer non-durable	5.8	5.1
Consumer services	5.4	4.8
Healthcare	5.0	4.4
Tech services	4.1	3.7
Energy/Chemical Services	3.6	3.2
Cable/Telecom	3.1	2.7
Environmental services	3.0	2.7
Restaurants	2.9	2.6
Marketing services	2.4	2.2
Retail	2.0	1.8
Printing/Publishing	1.9	1.6
Entertainment/Leisure	0.9	0.8
Building materials	0.7	0.6
Total	100.0%	88.5%

	December 31, 2016
	Percentage of Real Estate	Percentage of Loan Portfolio
Real Estate by Property Type
Retail	100.0%	0.3%
Total	100.0%	0.3%

	December 31, 2016
	Percentage of Asset Management Portfolio	Percentage of Loan Portfolio
Asset Management Balance Sheet Portfolio by Moody's
High Tech Industries	10.5%	1.2%
Services: Business	10.5	1.2
Retail	10.1	1.1
Healthcare & Pharmaceuticals	8.4	1.0
Chemicals, Plastics, & Rubber	6.3	0.7
Telecommunications	4.9	0.6
Beverage, Food & Tobacco	4.5	0.5
Media: Advertising, Printing & Publishing	4.4	0.5
Construction & Building	4.2	0.5
Media: Broadcasting & Subscription	3.7	0.4
Banking, Finance, Insurance & Real Estate	3.7	0.4
Hotel, Gaming & Leisure	3.2	0.4
Utilities: Electric	3.1	0.4
Consumer goods: Non-durable	3.0	0.3
Automotive	3.0	0.3
Services: Consumer	2.9	0.3
Containers, Packaging & Glass	2.6	0.3
Energy: Oil & Gas	2.1	0.2
Media: Diversified & Production	1.5	0.2
Environmental Industries	1.4	0.1
Consumer goods: Durable	1.2	0.1
Aerospace & Defense	1.2	0.1
Wholesale	0.9	0.1
Transportation: Consumer	0.8	0.1
Capital Equipment	0.7	0.1
Energy: Electricity	0.5	0.1
Transportation: Cargo	0.3	0.0
Metals & Mining	0.2	0.0
Forest Products & Paper	0.2	0.0
Total	100.0%	11.2%

The table below shows the final maturities of our loan portfolio as of December 31, 2016:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Senior secured cash flow	$66,852	$2,080,237	$1,215,549	$3,362,638
Senior secured asset-based	9,477	—	19,736	29,213
First mortgage	—	10,624	—	10,624
Other	5,603	32,011	151,477	189,091
Total	$81,932	$2,122,872	$1,386,762	$3,591,566

The table below shows the outstanding balances of fixed-rate and adjustable-rate loans and other debt products as of December 31, 2016:

	Fixed- Rate	Adjustable- Rate(1)(2)	Total
	($ in thousands)
Senior secured cash flow	1,308	3,361,330	3,362,638
Senior secured asset-based	—	29,213	29,213
First mortgage	—	10,624	10,624
Other	—	189,091	189,091
Total	1,308	3,590,258	3,591,566

(1)  As of December 31, 2016, we had interest rate floors on $3.2 billion of adjustable-rate loans outstanding with an average floor of 1.02%.

(2) As of December 31, 2016, adjustable-rate loans include $99.2 million of non-accrual loans.

Recent Developments

Dividend Policy

On February 14, 2017, our Board of Directors initiated a quarterly cash dividend. The first cash dividend of $0.02 per share is expected to be paid on March 17, 2017 to stockholders of record on March 2, 2017. While it is the Company’s intention to pay quarterly cash dividends for the foreseeable future, the amount, timing and frequency of any future dividend payments remains in the discretion of our Board of Directors, taking into account our financial condition and results of operation, our capital needs, market conditions and other factors that the board considers appropriate at the time. In addition, the indenture governing our senior notes imposes certain limitations on our ability to declare and pay dividends on our common stock or to make other restricted payments, including repurchasing our common stock. Such limitations are calculated in part by reference to our consolidated net income, as calculated under the indenture. Our ability to declare dividends for future periods thus depends on both our earnings and the amount of prior dividends, stock repurchases and other restricted payments.

Stock Repurchase Program

On December 9, 2016, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The new repurchase program, commenced immediately following the expiration of the prior stock repurchase program, which was authorized on October 7, 2015, amended on February 10, 2016 and expired on December 31, 2016. The new repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice.

Sale of NewStar Equipment Finance assets and related platform

  On December 1, 2016, the Company sold the assets of Equipment Finance and related platform to a third party and exited the business. The sale of equipment finance portfolio was the result of the Company’s decision to exit businesses with economic models increasingly challenged by competition from banks and other lenders with access to lower cost funding.  The sale resulted in a gain of $6.7 million, before transaction related costs of $4.3 million. The net gain is recorded in non-interest income on the accompanying consolidated statement of operations. In connection with the sale of the assets of Equipment Finance, the Company established a contingent liability to cover any potential credit indemnification costs resulting from actual credit losses incurred on the assets sold.

Sale of NewStar Business Credit LLC

    On March 31, 2016, the Company sold its asset based lending business, Business Credit to a third party. The Company opted to sell Business Credit because it was faced with challenges from increasing competition with access to lower cost of funding.  The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million.  The net gain is recorded in non-interest income on the accompanying consolidated statement of operations.

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

During 2012, we registered as an investment adviser under the Investment Adviser Act of 1940 (the “Advisers Act”) as a result of SEC rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company and its investment management subsidiary, NewStar Capital, are registered investment advisors. The Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Registered investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC is authorized to institute proceedings and impose sanctions for violations for the Advisers Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration.

Employees

As of December 31, 2016, we employed 69 people compared to 122 people at December 31, 2015. At December 31, 2016, our origination group had 15 employees, including 9 bankers who were either managing directors, directors or vice presidents, and six associates and analysts. Our credit organization had 15 employees, including eight managing directors. We employed 29 people who were involved in operational or administrative roles.  NewStar Capital employs 10 employees, including nine investment management professionals. We believe our relations with our employees are good. We had 68 employees as of February 27, 2017.

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

We had net charge offs of $33.0 million of loans during 2016, and expect to have additional credit losses in the future through the normal course of our lending operations. If we were to experience a material increase in credit losses exceeding our allowance for loan losses in the future, our assets, net income and operating results would be adversely impacted, which could also lead to challenges in securing additional financing.

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

As of December 31, 2016, we had delinquent loans of $21.1 million and had loans with an aggregate outstanding balance of $133.4 million classified as impaired. Of these impaired loans, loans with an aggregate outstanding balance of $99.2 million at December 31, 2016 were also on non-accrual status. These non-accrual loans had a carrying value of $92.9 million before specific reserves.

As of December 31, 2016, we had an allowance for credit losses of $51.4 million, including specific reserves of $19.8 million. Management periodically reviews the appropriateness of our allowance for credit losses. However, the history of our loans and leases makes it difficult to judge the expected credit performance of our loans and leases, as it may not be predictive of future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Moreover, the estimates and judgments we make regarding workout loans are more sensitive to our assumptions regarding the appropriateness of our allowance for credit losses. Our allowance may not be adequate to cover credit or other losses related to our loans and leases as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We may have hold positions that exceed our targets which may result in more volatility in the performance of our loan portfolio.

Our loans and other debt products, which may be part of larger credit facilities, typically range in size from $15 million to $50 million, although we generally limit the size of the loans that we retain to $25 million. In certain cases, however, our loans and debt products exceed $35 million. We also have the capability to arrange significantly larger transactions that we syndicate to other lenders, including funds that we manage. As a result of syndication and asset management activities, our exposure to certain loans and other debt products will exceed $35 million from time to time through “Loans held-for-sale,” which represent amounts in excess of our target hold for investment position. As of December 31, 2016, we had 11 loans that had an outstanding balance greater than $25 million. In each of these cases, we either sought to maximize our potential recovery of the outstanding principal by adding to our position through a workout or our hold size increased as a result of a portfolio purchase, syndication or through asset management activities. As of December 31, 2016, we had one impaired loan that had an outstanding balance greater than $20 million. If a borrower in one of these larger hold positions were to experience difficulty in adhering to the repayment terms of its loan with us, the negative impact to our results of operations and financial condition could be greater than a loan within our general size limits.

Disruptions in global financial markets have in the past increased, and may in the future cause, additional charge-offs, impairments and non-accruals in our loan portfolio, which may exceed our allowance for credit losses and could negatively impact our financial results.

Our business, financial condition and results of operations may be adversely affected by the economic and business conditions in the markets in which we operate. Delinquencies, non-accruals and credit losses generally increase during economic slowdowns or recessions. Our loan portfolio primarily consists of loans and leases to medium-sized businesses that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. Therefore, to the extent that economic and business conditions are or become unfavorable, our non-performing assets are likely to remain elevated and the value of our loan portfolio is likely to decrease. Adverse economic conditions also may decrease the estimated value of the collateral, securing some of our loans or other debt products. Further or prolonged economic slowdowns or recessions could lead to financial losses in our loan portfolio and a decrease in our net interest income, net income and book value.

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

We specialize in certain broad industry segments, such as business services, industrial, manufacturing and healthcare in which our bankers have experience and strong networks of proprietary deal sources and our credit personnel have significant underwriting expertise. As a result, our portfolio currently has and may develop other concentrations of risk exposure related to those industry segments. If industry segments in which we have a concentration of investment experience adverse economic or business conditions, our delinquencies, default rate and loan charge-offs in those segments may increase, which may negatively impact our financial condition and results of operations.

Our balloon and bullet transactions may involve a greater degree of risk than other types of loans.

As of December 31, 2016, balloon and bullet transactions represented 82.6% of the outstanding balance of our loan portfolio. Balloon and bullet loans involve a greater degree of risk than other types of transactions because they are structured to allow for either small (balloon) or no (bullet) principal payments over the term of the loan, requiring the borrower to make a large final payment upon the maturity of the loan. The ability of our customers to make this final payment upon the maturity of the loan typically depends upon their ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of a customer to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the customer, the financial condition of the customer, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the customer may not have the ability to repay the loan at maturity, and we could lose all or most of the principal of our loan. Given their relative size and limited resources and access to capital, our small and mid-sized customers may have difficulty in repaying or financing their balloon and bullet loans on a timely basis or at all.

Our cash flow transactions are not fully covered by the value of tangible assets or collateral of the customer and, consequently, if any of these transactions become non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. As of December 31, 2016, cash flow transactions comprised $3.4 billion, or 93.6%, of the outstanding balance of our loan portfolio. In the case of our senior cash flow loans, we generally take a lien on substantially all of a customer’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the customer under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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

Our loan originations are comprised of a larger percentage of broadly syndicated deals. As such, a majority of our loan portfolio consists of loans and other debt products in which we are neither the sole lender, the agent for the lending group that receives payments under the loan or other debt product nor the agent that controls the underlying collateral. These loans may not include the same covenants that we generally require of our borrowers. For these loans and other debt products, we may not have direct access to the customer and, as a result, may not receive the same financial or operational information as we receive for loans or other debt products for which we are the agent. This may make it more difficult for us to track or rate these loans or other debt products. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan or other debt product without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans or other debt products may choose not to take the same actions to enforce the loan or other debt product or to foreclose upon the collateral securing the loan that we would have taken had we been the agent for the loan or other debt product.

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

Although our loans are usually senior in right of payment, we also provide second lien, subordinated / mezzanine loans, other debt products and equity-linked products, which are often junior in right of payment to obligations to customers’ senior secured lenders and contain either junior or no collateral rights. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans and other debt products or to recover any of their outstanding balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan or other debt product until the senior loan or other debt product is paid in full, and we may only receive interest payments on a second lien or subordinated / mezzanine asset if the customer is not in default under its senior secured loan. In many instances, we are also prohibited from foreclosing on collateral securing a second lien, subordinated / mezzanine loan or other debt product until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a customer under a second lien, subordinated / mezzanine loan or other debt product must generally be turned over to the senior secured lender until the senior secured lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing senior subordinate, second lien, subordinated / mezzanine loans and other debt product. In addition, on occasion we provide senior loans or other debt products that are contractually subordinated to one or more senior secured loans for the customer. In those cases, we may have a first lien security interest, but one or more creditors have payment priority over us. As of December 31, 2016, our second lien and, subordinated/mezzanine loans totaled $78.2 million.

Risks Related to Our Funding and Leverage

Our ability to grow our business depends on our ability to obtain external financing. If our lenders terminate any of our credit facilities or if we default on our credit facilities, we may not be able to continue to fund our business.

We require a substantial amount of cash to provide new loans and other debt products and to fund our obligations to existing customers. In the past, we have obtained the cash required for our operations through the issuance of equity interests and by borrowing money through credit facilities, term debt securitizations, the issuance of senior notes and subordinated notes, and repurchase agreements. We may not be able to continue to access these or other sources of funds.

During 2016, we completed a term debt securitization of $348.0 million and a $409.8 million broadly syndicated loan securitization. We also increased the commitment amount of one of our credit facilities to fund leveraged finance loans from $475.0 million to $615.0 million.  We called a term debt securitization and redeemed the notes at par. In connection with the sale of Business Credit and the assets of Equipment Finance and the related platform, we repaid three of our credit facilities.  Additionally, we used the net proceed of the broadly syndicated loan securitization to repay a credit facility that was used to provided transitional financing during the warehouse phase of the securitization.

   Our credit facilities contain customary representations and warranties, covenants, conditions, events of default and termination events that if breached, not satisfied or triggered, could result in termination of the facility. These events of default and termination events include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency and charge-off levels. Further, all cash flow generated by our loans and other debt products subject to a particular facility would go to pay down our borrowings thereunder rather than to us if we are in default. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders could liquidate or sell all or a portion of our loans and other debt products held in that facility. Also, if we trigger a default or there is a termination event under one facility, or a default under our outstanding notes, and that default or termination results in a payment default or in the acceleration of that facility’s debt or the applicable notes, it may trigger a default or termination event under our other facilities that have cross-acceleration or payment cross-default provisions. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our undrawn commitment balances, originate new loans or other debt products or continue to fund our operations. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

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

We have completed ten middle market term debt securitizations and one broadly syndicated securitization to fund our loans and other debt products, all of which we accounted for on our balance sheet. Seven of these balance sheet securitizations were outstanding as of December 31, 2016. Our term debt securitizations consist of asset securitization transactions in which we transfer loans and other debt products to a trust that aggregates our loans and, in turn, sells notes, collateralized by the trust’s assets, to institutional investors. The notes issued by the trusts have been rated by nationally recognized statistical rating organizations. At December 31, 2016, the ratings range from AAA to B by Standard & Poor’s, Inc. and Fitch Ratings, Inc. and Aaa to B2 by Moody’s Investors Service, Inc., depending on the class of notes.

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

We have retained 100% of the junior-most interests issued in our balance sheet term debt securitizations, totaling $446.7 million in principal amount, issued in each of our seven outstanding balance sheet term debt securitizations as of December 31, 2016. The notes issued in the term debt securitizations that we did not retain are senior to the junior-most interests we did retain. Our receipt of future cash flows on the junior-most interests is governed by provisions that control the distribution of cash flows from the loans and other debt products included in our term debt securitizations. On a quarterly basis, interest cash flows from the loans and other debt products must first be used to pay the interest on the senior notes and expenses of the term debt securitization. Any funds remaining after the payment of these amounts are distributed to us.

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

We bear the risk of loss for off balance sheet obligations.

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

Our quarterly net interest income and results of operations are difficult to forecast. We have experienced and may continue to experience substantial fluctuations in net interest income and results of operations from quarter to quarter. You should not rely on our results of operations in any prior reporting period to be indicative of our performance in future reporting periods. Many different factors could cause our results of operations to vary from quarter to quarter, including:

•	the success of our origination activities;
•	pre-payments on our loan portfolio;
•	credit losses on recent transaction and legacy workouts;
•	default rates;
•	our ability to enter into financing arrangements;
•	competition;
•	seasonal fluctuations in our business, including the timing of transactions;
•	costs of compliance with regulatory requirements;

•	private equity activity;
•	the timing and effect of any future acquisitions;
•	personnel changes;
•	changes in accounting rules;
•	changes in allowance for credit losses methodology;
•	changes in prevailing interest rates;
•	general changes to the U.S. and global economies;
•	political conditions or events; and
•	LIBOR floors.

We base our current and future operating expense levels and our investment plans on estimates of future net interest income, transaction activity and rate of growth. The majority of our loans have LIBOR floors; until the 90 day LIBOR exceeds the level of these floors our net interest margin will be negatively impacted during the early phase of a rising interest rate environment.  We expect that our expenses will increase in the future, and we may not be able to adjust our spending quickly enough if our net interest income falls short of our expectations. Any shortfalls in our net interest income or in our expected growth rates would adversely impact our results of operations and could result in decreases in our stock price.

Our business is highly dependent on key personnel.

Our future success depends to a significant extent on the continued services of our Chief Executive Officer and our Chief Investment Officer as well as other key personnel. Our employment agreements with each of these officers will terminate in October of 2018. If we were to lose the services of any of these executives for any reason, including voluntary resignation or retirement, we may not be able to replace them with someone of equal skill or ability and our business may be adversely affected. Moreover, we may not function well without the continued services of these executives.

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

Historically, the market price of our common stock has been highly volatile, and the market for our common stock has experienced significant price and volume fluctuations, some of which are unrelated to our company’s operating performance. Since our common stock began trading publicly in 2006, the trading price of our stock has fluctuated from a high of $20.85 to a low of $0.61. It is likely that the market price of our common stock will continue to fluctuate in the future. Factors which may have a significant adverse effect on our common stock’s market price include:

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

The reported average daily trading volume of our common stock for the twelve-month period ending December 31, 2016 was approximately 57 thousand shares. Such a low average trading volume may impact our shareholders’ ability to buy and sell shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 500 Boylston Street, Suite 1250, Boston, Massachusetts 02116, where we lease 18,628 square feet of office space under a lease that is scheduled to terminate on February 28, 2020. We also maintain additional leased offices in Darien,

Connecticut, Chicago, Illinois, and New York, New York. We believe our office facilities are suitable and adequate for us to conduct our business.

Item 3.	Legal Proceedings

The Company from time to time is involved in litigation in the ordinary course of business. We are not currently subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 27, 2017, there were approximately 98 stockholders of record. The number of stockholders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one stockholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Our common stock has traded on the NASDAQ Global Select Market under the symbol “NEWS” since December 14, 2006. The quarterly range of the high and low sales price for our common stock during 2016 and 2015 is presented below:

	2016		2015
	High	Low	High	Low
Quarter ended:
December 31	$11.10	$8.03	$10.99	$7.85
September 30	11.37	7.41	12.55	8.12
June 30	10.75	6.53	12.86	9.38
March 31	9.43	4.25	12.88	9.43

On February 27, 2017, the last reported closing price of our common stock on the NASDAQ Global Select Market was $9.94 per share.

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of cumulative total return for our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes a $100 investment at the closing price on December 31, 2011. Such returns are based on historical results and are not intended to suggest future performance. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Dividend Policy

On February 14, 2017, our Board of Directors initiated a quarterly cash dividend. The first cash dividend of $0.02 per share is expected to be paid on March 17, 2017 to stockholders of record on March 2, 2017.  While it is the Company’s intention to pay quarterly cash dividends for the foreseeable future, the amount, timing and frequency of any future dividend payments remains in the discretion of our Board of Directors, taking into account our financial condition and results of operation, our capital needs, market conditions and other factors that the board considers appropriate at the time. In addition, the indenture governing our senior notes imposes certain limitations on our ability to declare and pay dividends on our common stock or to make other restricted payments, including repurchasing our common stock. Such limitations are calculated in part by reference to our consolidated net income, as calculated under the indenture. Our ability to declare dividends for future periods thus depends on both our earnings and the amount of prior dividends, stock repurchases and other restricted payments.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our Common Stock that we made for the three-month period ending on December 31, 2016:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2016	2,500,000	8.93	—	$21,081,400
November 1-30, 2016	586,299	8.55	586,299	16,067,344
December 1-31, 2016	812,246	8.37	812,246	—	(4)
Total: Three months ended December 31, 2016	3,898,545	8.76	1,398,545	—	(4)

(1)

The Company repurchased 1,398,545 shares during the period pursuant to the share repurchase program that we announced on October 7, 2015 (the “Repurchase Program”) and amended on February 10, 2016. Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)

The Repurchase Program, as amended in February 2016, provided for the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

(3)	The Company repurchased 2,500,000 shares in October 2016, in two privately negotiated transactions outside of the Company’s announced stock repurchase program.
(4)

The Repurchase Program, as amended in February 2016, expired on December 31, 2016. On December 9, 2016, the Company’s Board of Directors approved a new stock repurchase program under which the Company may purchase up to $30 million of its common shares, commencing upon the termination of the prior program.

Item 6.	Selected Financial Data

Selected consolidated financial and other data for the periods and at the dates indicated and should be read in conjunction with the consolidated audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except for share and per share data)
Statement of Operations Data:
Interest income	$250,716	$201,785	$136,171	$127,684	$123,945
Interest expense	161,345	120,986	57,775	42,971	35,591
Net interest income	89,371	80,799	78,396	84,713	88,354
Provision for credit losses	27,541	18,387	27,108	9,738	12,651
Net interest income after provision for credit losses	61,830	62,412	51,288	74,975	75,703
Asset management income	13,399	6,661	1,054	2,482	2,984
Fee income	7,278	13,508	2,467	3,670	4,619
Realized loss on derivatives, net	(184)	(29)	(39)	(143)	(315)
Realized (loss) gain on sale of loans, net	(2,095)	467	(230)	72	335
Other miscellaneous income, net	10,352	5,271	8,801	7,431	3,948
Loss on total return swap	(6,062)	(4,953)	(863)	—	—
Gain (loss) on loans held-for-sale, net	2,406	(2,568)	26	—	—
Gain on sale of divested business and assets	29,166	—	—	—	—
Total non-interest income	54,260	18,357	11,216	13,512	11,571
Compensation and benefits	43,344	35,909	30,383	32,672	31,139
General and administrative expenses	24,095	16,019	15,133	16,726	15,158
Total operating expenses	67,439	51,928	45,516	49,398	46,297
Operating income before income taxes	48,651	28,841	16,988	39,089	40,977
Results of Consolidated VIE
Interest income	—	—	5,268	5,321	—
Interest expense—credit facilities	—	—	2,865	1,879	—
Interest expense—Fund membership interest	—	—	1,292	1,353	—
Other income	—	—	229	51	—
Operating expenses	—	—	249	78	—
Net results from consolidated VIE	—	—	1,091	2,062	—
Income before income taxes	48,651	28,841	18,079	41,151	40,977
Income tax expense	20,427	11,951	7,485	16,556	17,000
Net income attributable to NewStar Financial, Inc. common stockholders	$28,224	$16,890	$10,594	$24,595	$23,977
Earnings per share:
Basic	$0.61	$0.37	$0.22	$0.51	$0.51
Diluted	0.61	0.35	0.21	0.46	0.45
Weighted average shares outstanding:
Basic	45,592,320	45,630,867	48,266,731	48,157,319	47,370,095
Diluted	45,618,100	47,535,016	51,575,491	52,941,981	52,733,552
Outstanding shares of common stock	42,820,198	46,527,288	46,620,474	48,658,606	49,311,008

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$154,480	$35,933	$33,033	$43,401	$27,212
Restricted cash	262,643	153,992	95,411	167,920	208,667
Cash collateral on deposit with custodians	7,564	61,081	38,975	—	—
Investments in debt securities, available-for-sale	119,307	94,177	46,881	22,198	21,127
Loans, held-for-sale, net	144,060	478,785	200,569	14,831	51,602
Loans and leases, net (including loans at fair value of $403,745, $0, $0, $0 and $0, respectively)	3,239,191	3,134,072	2,305,896	2,095,250	1,720,789
Other assets (1)	113,347	93,343	63,730	65,476	108,609
Subtotal (1)	$4,040,592	$4,051,383	$2,784,495	$2,409,076	$2,138,006
Assets of Consolidated VIE
Restricted cash	—	—	—	1,950	—
Loans, net	—	—	—	171,427	—
Other assets	—	—	—	2,025	—
Total assets of Consolidated VIE	—	—	—	175,402	—
Total Assets (1)	$4,040,592	$4,051,383	$2,784,495	$2,584,478	$2,138,006
Credit facilities, net (1)	$445,493	$832,686	$482,818	$326,846	$221,417
Term debt securitizations, net (1)	2,195,064	1,821,519	1,182,760	1,202,565	1,115,324
Senior notes, net (1)	373,919	372,153	—	—	—
Corporate debt	—	—	234,344	194,993	97,037
Subordinated notes, net (1)	241,390	209,509	150,758	—	—
Repurchase agreements, net (1)	55,046	96,224	56,319	66,696	29,446
Other liabilities	82,258	59,814	36,499	26,544	79,965
Subtotal	3,393,170	3,391,905	2,143,498	1,817,644	1,543,189
Liabilities of Consolidated VIE
Credit facilities, net (1)	—	—	—	119,347	—
Subordinated debt	—	—	—	30,000	—
Other liabilities	—	—	—	1,277	—
Total liabilities of Consolidated VIE	—	—	—	150,624	—
Total liabilities (1)	3,393,170	3,391,905	2,143,498	1,968,268	1,543,189
NewStar Financial, Inc. stockholders’ equity	647,422	659,478	640,997	615,552	594,817
Retained earnings of Consolidated VIE	—	—	—	658	—
Total stockholders' equity	647,422	659,478	640,997	616,210	594,817
Supplemental Data:
Investments in debt securities	$126,050	$100,943	$50,813	$23,995	$23,151
Loans held-for-sale	145,966	485,874	202,369	14,897	52,120
Loans held-for-investment (including loans at fair value of $403,745, $0, $0, $0 and $0)	3,319,550	3,243,580	2,370,255	2,325,144	1,796,845
Loans and investments in debt securities	3,591,566	3,830,397	2,623,437	2,364,036	1,872,116
Deferred fees, net	(38,072)	(65,104)	(27,108)	(18,927)	(29,479)
Allowance for loan losses—general	(31,165)	(31,506)	(22,258)	(18,099)	(19,423)
Allowance for loan losses—specific	(19,771)	(26,753)	(20,725)	(23,304)	(30,213)
Total loans and investments in debt securities, net	$3,502,558	$3,707,034	$2,553,346	$2,303,706	$1,793,001

Unused lines of credit	$326,051	601,805	317,583	326,231	245,483
Standby letters of credit	8,239	8,696	7,911	6,880	4,497
Total funded commitments	$334,290	$610,501	$325,494	$333,111	$249,980
(1) Prior year amounts have been adjusted to reflect the adoption of ASU 2015-03.

	December 31,
	2016	2015	2014	2013	2012
Managed Portfolio (AUM)
Middle Market Direct Lending
NewStar Financial, Inc. portfolio (1)	$3,187,821	$3,830,397	$2,623,437	$2,193,689	$1,872,116
Arlington Program (2)	402,762	401,794	399,953	—	—
Arlington Fund (2)(3)	—	—	—	173,187	—
Berkeley Fund (2)	502,245	—	—	—	—
Clarendon Fund (2)	399,022	397,852	236,703	—	—
Credit Opportunities Fund (2)	10,661	24,926	36,272	93,263	559,328
Sub-total Middle Market Direct Lending	4,502,511	4,654,969	3,296,365	2,460,139	2,431,444
Liquid/Tradeable Credit
Arch Street (1)(2)	403,745	—	—	—	—
Avery Street (2)	51,556	123,765	—	—	—
Emerson Place (2)	82,660	163,575	—	—	—
Hull Street (2)	495,684	499,428	—	—	—
Lime Street (2)	241,145	251,628	—	—	—
Longfellow Place (2)	500,080	502,038	—	—	—
Staniford Street (2)	398,329	400,074	—	—	—
TRS Fund (1)(3)	—	163,399	85,024	—	—
Other (1)	64,153	190,590	—	—	—
Sub-total Liquid/Tradeable Credit	2,237,352	2,294,497	85,024	—	—
Total Managed Assets	$6,739,863	$6,949,466	$3,381,389	$2,460,139	$2,431,444
Average Balances (4):
Loans and other debt products, gross	$3,871,931	$3,216,805	$2,320,186	$1,988,416	$1,893,571
Interest earning assets (5)	4,081,983	3,380,100	2,508,729	2,223,908	2,036,526
Total assets	4,080,800	3,449,618	2,543,967	2,275,309	2,051,565
Interest bearing liabilities	3,472,392	2,782,044	1,983,516	1,627,816	1,414,967
Equity	659,004	658,600	617,044	604,742	579,083
Assets under management	6,736,247	4,626,098	2,586,986	2,453,868	2,421,406

	Years Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios (6):
Return on average assets	0.69%	0.49%	0.42%	1.08%	1.17%
Return on average equity	4.28	2.56	1.72	4.07	4.14
Net interest margin, before provision	2.19	2.39	3.17	3.90	4.34
Loan portfolio yield	6.46	6.27	6.09	6.68	6.54
Efficiency ratio	46.95	52.37	50.32	49.30	46.46
Credit Quality and Leverage Ratios (7):
Delinquent loan rate (at period end)	0.64%	0.84%	1.84%	0.22%	3.59%
Non-accrual loan rate (at period end)	2.99%	3.43%	3.70%	3.04%	4.05%
Non-performing asset rate (at period end)	3.45%	3.44%	3.84%	3.60%	4.77%
Net charge off rate (end of period loans)	1.00%	0.10%	1.07%	0.77%	1.49%
Net charge off rate (average period loans)	0.88%	0.11%	1.10%	0.91%	1.43%
Allowance for credit losses ratio (at period end)	1.76%	1.81%	1.84%	1.80%	2.78%
Debt to equity (at period end) (8)	5.11%	5.05%	3.29%	3.15%	2.46%
Equity to assets (at period end) (8)	16.02%	16.28%	23.02%	23.84%	27.82%
(1)

Managed assets owned by NewStar Financial Inc. include investments in debt securities, loans held-for-sale (LHFS) and loans held-for-investment. At December 31, 2015 and 2014, they also include loans referenced by a total return swap managed in the TRS Fund. Cash and other consolidated assets of NewStar Financial Inc. are excluded.

(2)	Managed assets include loans, cash and other investments held by funds and managed by NewStar Financial and its affiliates.
(3)

TRS Fund was structured as a total return swap that references a portfolio of broadly syndicated loans. NewStar earns net interest income and retains the risk of the reference assets. The TRS matured on March 31, 2016.

(4)	Averages are based upon the average daily balance during the period.
(5)	Includes loan portfolio, cash, cash equivalents and restricted cash.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of performance ratios.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our credit quality and leverage ratios.

(8)  Prior year amounts have been adjusted to reflect the adoption of ASU 2015-03.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are contained below and in Item 1A. “Risk Factors” of this report.

Overview

NewStar Financial, Inc. is an internally-managed, commercial finance company with $6.7 billion of assets managed across two complementary business lines- middle market direct lending and asset management. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market through by offering a range of flexible debt financing options.  Credit investments are originated directly through teams of experienced, senior bankers organized around key industry and market segments. Through its asset management platforms, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit. The Company manages approximately $1.3 billion of assets in a series of private credit funds that co-invest in middle market loans originated through its established leveraged finance lending platform and its strategic relationship with GSO Capital, the credit division of The Blackstone Group. Through its wholly-owned subsidiary, NewStar Capital, the Company also has more than $2 billion of assets managed across a series of CLOs that invest primarily in broadly syndicated, non-investment grade loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including non-investment grade loans and bonds.

We target our marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. Our origination network is national in scope and we target companies with business operations across a broad range of industry sectors. We employ highly experienced bankers and credit professionals to identify and structure new lending opportunities and manage customer relationships. We believe that the quality of our professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position us to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

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

The Company typically provides financing commitments to companies in amounts that range in size from $15 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which may include funds that we manage for third party institutional investors. By syndicating loans to other lenders and our managed funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, our balance sheet exposure to a single borrower will exceed $25 million and we currently have 11 loans in that category.

Beginning in January 2016, the Company’s operations were divided into two reportable segments that represent its core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment represents our middle market direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company. The Asset Management segment manages a series of private credit funds that co-invest in middle market loans originated through its established direct lending platform. Additionally, through its wholly-owned subsidiary, NewStar Capital, the Company also manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

Market Conditions

Market conditions in our primary target loan market were mixed in the fourth quarter of 2016 as middle market loan volume increased and pricing decreased, each as compared to the third quarter of 2016. According to Thomson Reuters, overall middle market loan volume in the fourth quarter was $39 billion versus $36 billion last quarter and versus $40 billion in the same period in 2015. Total middle market loan volume for 2016 was $139 billion versus $143 billion in 2015. The volume represented by new middle market transactions, as opposed to refinancing transactions, increased in the fourth quarter to $21 billion from $19 billion in the prior quarter and from $16 billion in the same quarter in 2015. Refinancing volume increased in the fourth quarter of 2016 to $18 billion from $17 billion in the prior quarter but decreased from $24 billion in the same quarter in 2015. As a percentage of total middle market volume, new transactions increased in the fourth quarter to 54% versus 53% last quarter and versus 39% in the same period last in 2015. Total new transactions for 2016 represented 51% of total middle market volume, versus 42% in 2015.

The pricing environment in our primary target market tightened in the fourth quarter as middle market loan yields were down to 6.4% from 6.7% last quarter and down from 7.1% in the same quarter last year. Middle market loan yields continue to exhibit a premium versus large corporate loans.  Yields in the large corporate market were down to 4.9% in the fourth quarter from 5.2% last quarter and down from 5.8% in the same quarter last year.

Our direct lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets continued to improve through the second half of the year relative to the first half of the year when broader market uncertainty, soft CLO equity demand and regulatory constraints weighed on CLO pricing and volume.  Conditions have improved in the fourth quarter and we believe conditions will continue to improve throughout 2017 as industry-specific concerns and regulatory constraints are addressed and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Total U.S. CLO issuance of $72 billion in 2016 represented a decrease relative to $99 billion last year, but throughout the year volume increased in each successive quarter, with the fourth quarter totaling $26 billion, an increase versus $20 billion in the fourth quarter of 2015. Total U.S. CLO issuance in 2014 and 2013 was approximately $124 billion and $81 billion, respectively. Along with the increasing momentum in CLO issuance, CLO credit spreads tightened through the second half of 2016 and beginning of 2017, a trend we anticipate will continue through 2017 as market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains accommodative as an increasing number of banks are providing this type of financing and existing providers are expanding their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable as we originated $671 million of new loans at attractive yields in the fourth quarter and over $1.9 billion in the year. With attractive pricing, leverage below the broader loan market, and equity contributions higher than the broader market, conditions in our primary target markets continue to remain favorable. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2017 and continue to provide opportunities for us to increase our origination volume.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NewStar’s basic and diluted earnings per share for 2016 was $0.61, on net income of $28.2 million compared to basic and diluted earnings per share for 2015 of $0.37 and $0.35, respectively, on net income of $16.9 million, and basic and diluted earnings per share for 2014 of $0.22 and $0.21, respectively, on net income of $10.6 million. Our managed portfolio was $6.7 billion at December 31, 2016 compared to $6.9 billion at December 31, 2015 and $3.4 billion at December 31, 2014.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans and leases divided by the average balances outstanding of our loans and leases, was 6.46% for 2016, 6.27% for 2015 and 6.09% for 2014. The increase in loan portfolio yield from 2015 to 2016 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination, re-pricings and increase in the LIBOR index subsequent to December 31, 2015. The increase in loan portfolio yield from 2014 to 2015 was primarily driven by an increase in our average yield on interest earning assets from new loan and lease origination and re-pricings subsequent to December 31, 2014.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 2.19% for 2016, 2.39% for 2015 and 3.17% for 2014. The primary factors impacting net interest margin for 2016 were an increase in costs of borrowings, changes in the three-month LIBOR, and the acceleration of amortization of $3.2 million of deferred financing fees related to the repayment of the financing arrangement with Macquarie Bank Limited, two credit facilities due to the sale of Business Credit and the 2015-1 ABS due to the sale of the assets of Equipment Finance and the related platform. The primary factors impacting net interest margin for 2015 were an increase in costs of borrowings, change in the three-month LIBOR, and the acceleration of amortization of $3.5 million of deferred financing fees related to the repayment of our corporate credit facility with Fortress Credit Corp. The primary factors impacting net interest margin for 2014 were the acceleration of amortization of $1.1 million of deferred financing fees related to the Arlington Fund’s payoff of its credit facility with a portion of the proceeds from the Arlington Program’s term debt securitization, the subordinated notes interest expense, the composition of interest earning assets, non-accrual loans, changes in three-month LIBOR, credit spreads and cost of borrowings.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 46.95% for 2016, 52.37% for 2015 and 50.32% for 2014. The decrease in our efficiency ratio for 2016 as compared to 2015 is primarily due to an increase in non-interest income. During 2016, we sold Business Credit and the assets of Equipment Finance and the related platform, which resulted in a gain of $29.2 million and asset management income increased $6.7 million from the previous year. This was offset by a $6.2 million decline in fee income. Our efficiency ratio was further impacted by an increase in operating expenses of $15.5 million, comprised primarily of $7.7 million of severance related costs, and an increase of strategic initiative costs of $6.3 million. The increase in our efficiency ratio for 2015 as compared to 2014 is primarily due to increased interest expense driven by an increase in our interest bearing liabilities, and the accelerated amortization of deferred financing fees totaling $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by the amortized cost outstanding gross loans and leases excluding loans held-for-sale, was 1.76% at December 31, 2016, 1.81% as of December 31, 2015 and 1.84% as of December 31, 2014. The decrease in the allowance for credit losses ratio from 2015 to 2016 is primarily due to a decrease in the specific allowance as a result of an increase in charge-offs primarily related to one credit that was restructured during the year and a slight decrease in the general allowance. The slight decrease in the general provision is primarily related to the release of $1.3 million related to the sale of the equipment finance assets and a smaller amortized cost loan portfolio that is subject to the allowance for loan and lease losses. This decrease was slightly offset by an increase related to ordinary course ratings migration within the portfolio. The decrease in the allowance for credit losses ratio from 2014 to 2015 is primarily due to the increased mix of recently originated loans as a percentage of the overall portfolio and a slight decrease in the general allowance, which was partially offset by the increase in general provision primarily driven by an increase in outstanding loans and leases, and an increase in the specific allowance. During 2016, we recorded $24.8 million of net specific provision for credit losses on impaired loans and had net charge offs totaling $33.0 million. During 2016, we recorded $2.8 million of general provision for credit losses. At December 31, 2016, the specific allowance for credit losses was $19.8 million, and the general allowance for credit losses was $31.6 million.  At December 31, 2015, the specific allowance for credit losses was $26.8 million, and the general allowance for credit losses was $31.9 million. We continually evaluate our allowance for credit losses methodology. If we determine that a change in our allowance for credit losses methodology is advisable, as a result of the rapidly changing economic environment or otherwise, the revised allowance methodology may result in higher or lower levels of allowance. Moreover, actual losses under our current or any revised methodology may differ materially from our estimate.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans that are 60 days or more past due, divided by outstanding gross loans and leases, was 0.64% as of December 31, 2016 as compared to 0.84% as of December 31, 2015. We had delinquent loans with an outstanding balance of $21.1 million and $27.2 million as of December 31, 2016 and 2015, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans and leases held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 2.99% as of December 31, 2016 and 3.43% as of December 31, 2015. As of December 31, 2016 and 2015, the aggregate outstanding balance of non-accrual loans was $99.2 million and $111.3 million, respectively and total outstanding loans and leases held for investment held at amortized cost was $3.3 billion and $3.2 billion, respectively. As of December 31, 2016 and 2015, these non-accrual loans had a carrying value before specific reserves of $92.9 million and $104.7 million, respectively. We expect the non-accrual loan rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned and other repossessed assets, divided by the sum of the total outstanding balance of our loans and leases held for investment and other real estate owned. The non-performing asset rate was 3.45% as of December 31, 2016 and 3.44% as of December 31, 2015. As of December 31, 2016 and 2015, the sum of the aggregate outstanding balance of non-performing assets was $115.0 million and $111.5 million, respectively. We expect the non-performing asset rate to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically, a charge off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. For 2016, 2015 and 2014, the net charge off rate was 1.00%, 0.10% and 1.07% respectively. We expect the net charge-off rate (end of period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. For 2016, 2015 and 2014, the net charge off rate was 0.88%, 0.11% and 1.10% respectively. We expect the net charge-off rate (average period loans and leases) to correlate to economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Return on average assets

Return on average assets, which is net income divided by average total assets was 0.69% for 2016, 0.49% for 2015, and 0.42% for 2014.

Return on average equity

Return on average equity, which is net income divided by average equity, was 4.28% for 2016, 2.56% for 2015, and 1.72% for 2014.

Review of Consolidated Results

A summary of NewStar’s consolidated financial results for the years ended December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Net interest income:
Interest income	$250,716	$201,785	$136,171
Interest expense	161,345	120,986	57,775
Net interest income	89,371	80,799	78,396
Provision for credit losses	27,541	18,387	27,108
Net interest income after provision for credit losses	61,830	62,412	51,288
Non-interest income:
Asset management income	13,399	6,661	1,054
Fee income	7,278	13,508	2,467
Realized loss on derivatives, net	(184)	(29)	(39)
Realized (loss) gain on sale of loans, net	(2,095)	467	(230)
Other miscellaneous income, net	10,352	5,271	8,801
Loss on total return swap	(6,062)	(4,953)	(863)
Gain (loss) on loans held-for-sale, net	2,406	(2,568)	26
Gain on sale of divested business and assets	29,166	—	—
Total non-interest income	54,260	18,357	11,216
Operating expenses:
Compensation and benefits	43,344	35,909	30,383
General and administrative expenses	24,095	16,019	15,133
Total operating expenses	67,439	51,928	45,516
Operating income before income taxes	48,651	28,841	16,988
Results of Consolidated Variable Interest Entity:
Interest income	—	—	5,268
Interest expense—credit facilities	—	—	2,865
Interest expense—Fund membership interest	—	—	1,292
Other income	—	—	229
Operating expenses	—	—	249
Net results from Consolidated Variable Interest Entity	—	—	1,091
Income before income taxes	48,651	28,841	18,079
Income tax expense	20,427	11,951	7,485
Net income	$28,224	$16,890	$10,594

Comparison of the Years Ended December 31, 2016 and 2015

Interest income. Interest income increased $48.9 million, to $250.7 million for 2016 from $201.8 million for 2015. The increase was primarily due to an increase in the average balance of our interest earning assets to $4.1 billion from $3.4 billion and an increase in the yield on average interest earning assets to 6.14% from 5.97% primarily due to an increase in contractual interest rates from new loan origination and re-pricing subsequent to December 31, 2015. In addition, we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income in 2016.

Interest expense. Interest expense increased $40.3 million, to $161.3 million for 2016 from $121.0 million for 2015. The increase is primarily due to an increase in leverage and higher costs of funds. During 2016, we accelerated amortization of deferred financing fees totaling $3.2 million related to the repayment of the financing arrangement with Macquarie Bank Limited, two credit facilities due to the sale of Business Credit and the 2015-1 ABS due to the sale of the assets of Equipment Finance and the related platform. This compares to the accelerated amortization of deferred financing fees of $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp during 2015. The average balance of our interest bearing liabilities increased to $3.5 billion from $2.8 billion, and our average cost of funds increased to 4.65% from 4.35%.

Net interest margin. Net interest margin decreased to 2.19% for 2016 from 2.39% for 2015. The decrease in net interest margin was primarily due to the shift in the mix of debt and the issuance of higher cost long-term debt during the first quarter of 2016. This was partially offset by the increase in the average yield on interest earning assets noted above. The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.49% from 1.62%.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,081,983	$250,716	6.14%	$3,380,100	$201,785	5.97%
Total interest bearing liabilities	3,472,392	161,345	4.65	2,782,044	120,986	4.35
Net interest spread		$89,371	1.49%		$80,799	1.62%
Net interest margin			2.19%			2.39%

 Provision for credit losses. The provision for credit losses increased to $27.5 million for 2016 from $18.4 million for 2015. The increase in the provision was primarily due to an increase of $15.3 million of net specific provisions, partially off-set by a decrease of $6.2 million of general provisions recorded during 2016 as compared to 2015. During 2016, we recorded net specific provisions for impaired loans of $24.8 million compared to $9.5 million recorded during 2015. The increase in the net specific component of the provision for credit losses was primarily due to the deterioration of five credits during the year. During 2016, we recorded general provisions of $2.7 million compared to general provisions of $8.9 million recorded during 2015. The decrease in the general provision was primarily due to the release of $1.3 million of general provision due to the sale of Equipment Finance assets as well as a smaller amortized loan portfolio balance that is subject to the allowance for loan and leases. Our general allowance for credit losses covers probable losses in our amortized cost loan and lease portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases held at amortized cost. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

On at least a quarterly basis, loans and leases are internally risk-rated based on individual credit criteria, including loan and lease type, loan and lease structures (including balloon and bullet structures common in the Company’s loans), borrower industry, payment capacity, location and quality of collateral if any. Borrowers provide the Company with financial information on either a monthly or quarterly basis. Ratings, corresponding assumed default rates and assumed loss severities are dynamically updated to reflect any changes in borrower condition or profile.

Prior to the sale of Business Credit, our asset based lending business, the Company utilized a proprietary model to risk rate the asset based loans on a monthly basis. This model captured the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company also evaluated historical net loss trends by risk rating from a comprehensive industry database covering more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve was adjusted to reflect the historical average for expected loss from the industry database.

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

Impaired loans at December 31, 2016 were in Leveraged Finance over a range of industries impacted by the then current economic environment including the following: Media and Communications, Healthcare, Energy, Industrial, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans (prior to the latter’s sale), the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan or lease terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2016, we had impaired loans with an aggregate outstanding balance of $133.4 million. Impaired loans with an aggregate outstanding balance of $114.8 million have been restructured and classified as troubled debt restructurings. At December 31, 2016, the Company had a $19.8 million specific allowance for impaired loans with an aggregate outstanding balance of $73.5 million. As of December 31, 2016, we had one restructured impaired loan that had an outstanding balance greater than $20.0 million. In this instance, we added to our position to maximize our potential recovery of the outstanding principal. Impaired loans at December 31, 2015 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. As of December 31, 2015, we had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million had been restructured and classified as troubled debt restructurings. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. As of December 31, 2015, we had one restructured impaired loan that had an outstanding balance greater than $20.0 million and two restructured impaired loans that had an outstanding balance greater than $30.0 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $35.9 million to $54.3 million for 2016 from $18.4 million for 2015. For 2016, non-interest income was primarily comprised of $29.2 million gain on sale of Business Credit and the assets of Equipment Finance and the related platform, $13.4 million of asset management fees, $7.3 million of fee income, $2.4 million realized gain on loans held-for-sale and a $5.6 million positive mark-to-market adjustment on the loans held at fair value, offset by a $6.1 million loss on the total return swap and a $2.1 million loss on loans sold. For 2015, non-interest income was primarily comprised of $13.5 million of fee income, $6.7 million of asset management fees, $2.6 million of unused fees and a one-time $2.1 million gain on the sale of an equity interest in a restructured credit, offset by a $5.1 million unrealized loss on a total return swap, and a $2.6 million unrealized loss on loans held for sale.

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

Operating expenses. Operating expenses increased $15.5 million, to $67.4 million for 2016 from $51.9 million for 2015. Employee compensation and benefits increased $7.4 million primarily the result of severance costs associated with a reduction in staffing level to streamline operations. General and administrative expenses increased $8.1 million primarily associated with an increase of strategic initiative costs of $6.3 million.

Income taxes. For 2016 and 2015, we provided for income taxes based on an effective tax rate of 42% and 41%, respectively. The effective tax rates differed from the federal statutory rate of 35% due largely to state tax expense in both years.

As of December 31, 2016 and 2015, we had net deferred tax assets of $40.8 million and $33.1 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2016. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses; and the impact on funding levels) on the Company. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2016. As of December 31, 2016, our deferred tax asset was primarily comprised of $23.4 million related to our allowance for credit losses and $9.4 million related to equity compensation, accrued bonus and severance. The increase in our deferred tax asset was primarily the result of the sale of the assets of Equipment Finance and the related platform, which had a deferred tax liability prior to the sale.

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

Net interest margin. Net interest margin decreased to 2.39% for 2015 from 3.17% for 2014. The decrease in net interest margin was primarily due to an increase in our average cost of interest bearing liabilities, an increase in average cost of funds, and the accelerated amortization of deferred financing fees totaling $3.5 million related to the repayment of our corporate credit facility with Fortress Credit Corp.  This was partially offset by an increase in the average yield on interest earning assets from 5.64% to 5.97% in 2015.  The net interest spread, the difference between gross yield on our interest earning assets and the total cost of our interest bearing liabilities, decreased to 1.62% from 2.52%.

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

Impaired loans at December 31, 2015 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan or lease terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value. As of December 31, 2015, we had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million had been restructured and classified as troubled debt restructurings. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. As of December 31, 2015, we had one restructured impaired loan that had an outstanding balance greater than $20.0 million and two restructured impaired loans that had an outstanding balance greater than $30.0 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal. Impaired loans at December 31, 2014 were in Leveraged Finance, Equipment Finance and Real Estate over a range of industries impacted by the then current economic environment including the following: Media and Communications, Industrial, Commercial Real Estate, Other Business Services, Consumer/Retail, and Building Materials. As of December 31, 2014, we had impaired loans with an aggregate outstanding balance of $217.2 million. Impaired loans with an aggregate outstanding balance of $175.6 million had been restructured and classified as troubled debt restructurings. At December 31, 2014, the Company had a $20.7 million specific allowance for impaired loans with an aggregate outstanding balance of $103.2 million. As of December 31, 2014, we had one restructured impaired loan that had an outstanding balance greater than $20.0 million and one restructured impaired loan that had an outstanding balance greater than $30.0 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

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

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	December 31, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross	$2,915,805	$3,243,580
Loans held-for-sale, gross	145,966	485,874
Total Commercial Lending Assets	$3,061,771	$3,729,454

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Twelve Months Ended December 31,
	2016	2015	2014
	($ in thousands)
Net interest income	$84,454	$81,005	$83,663
Provision for loan losses	27,541	18,387	27,108
Net interest income after provision	56,913	62,618	56,555
Noninterest income:
Other lending fees	7,141	13,508	2,466
Gain/(loss) on sale of loans and equipment	(1,598)	1,108	(201)
Other noninterest income (loss)	29,298	(2,982)	8,585
Total noninterest income:	34,841	11,634	10,850
Non-interest expense	55,177	46,873	45,363
Income before income taxes	$36,577	$27,379	$22,042

Comparison of the Years Ended December 31, 2016 and 2015

The Commercial Lending segment reported income before taxes of $36.6 million for the twelve months ended December 31, 2016, compared to $27.4 million for the same period in 2015. Net interest income increased $3.5 million for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, primarily as a result of the recognition of interest income on a nonperforming loan that was paid off at par, as well as an increase in average interest earning assets due to originations subsequent to December 31, 2015. This was offset by an increase in average interest bearing liabilities and an increase in costs of borrowings. The provision for loan loss amounted to $27.5 million for the twelve months ended December 31, 2016 compared to $18.4 million for the twelve months ended December 31, 2015. Noninterest income derived from the Commercial Lending segment totaled $34.8 million for the twelve months ended December 31, 2016, up from $11.6 million from the twelve months ended December 31, 2015. The increase in noninterest income was primarily the result of the sale of Business Credit and the assets of Equipment Finance and the related platform. This was offset by a decrease of other lending fees of $6.4 million from the same period in 2015. Commercial Lending noninterest expenses for the twelve months ended December 31, 2016 increased by $8.3 million from the same period in 2015, primarily related to strategic initiative costs and severance related cost savings initiatives.

Comparison of the Years Ended December 31, 2015 and 2014

The Commercial Lending segment reported income before taxes of $27.4 million for the twelve months ended December 31, 2015, compared to $22.0 million for the same period in 2014. Net interest income decreased $2.7 million for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to an increase in our average cost of interest bearing liabilities and increase in average cost of funds.  This was offset by an increase in average balances of our interest earning assets and an increase in yield on average earning assets. The provision for loan loss amounted to $18.4 million for the twelve months ended December 31, 2015 compared to $27.1 million for the twelve months ended December 31, 2014. Noninterest income derived from the Commercial Lending segment totaled $11.6 million for the twelve months ended December 31, 2015, up from $10.9 million from the twelve months ended December 31, 2014. The increase in noninterest income was primarily the result of an increase of $11.0 million in fee income, which was offset by an increase in losses on the total return swap of $4.1 million and an increase in losses on loans held-for-sale of $2.6 million.  Commercial Lending noninterest expenses for the twelve months ended December 31, 2015 increased by $1.5 million from the same period in 2015 primarily related to employee compensation.

Asset Management

The Asset Management segment includes credit funds managed by the Company and NewStar Capital. Credit funds managed by the Company focus on middle market loans, liquid tradeable credit and liquid loan strategies. NewStar Capital manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

The following table sets forth selected information with respect to assets within the Asset Management segment.

	December 31, 2016	December 31, 2015
	($ in thousands)
Loans and leases, gross (at fair value)	$403,745	$—
Investments in debt securities, available-for-sale, net of mark (1)	126,050	100,942
Illiquid Credit *	1,314,690	824,573
Liquid/Tradeable Credit *	1,833,607	2,294,497
Total Asset Management Assets	$3,678,092	$3,220,012

(1) Investment in debt securities gross of amortization of deferred fees, net of fair value adjustment.

*Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

The following table sets forth selected information with respect to the results of financial operations for the Asset Management segment.

	Twelve Months Ended December 31,
	2016	2015	2014
	($ in thousands)
Net interest income (loss)	$4,917	$(206)	$(4,156)
Noninterest income:
Management fees	11,665	6,661	1,054
Performance fees	1,734	—	—
Other lending fees	137	—	1
Gain on sale of loans and equipment	307	—	—
Other noninterest income (loss) (1)	5,576	62	(460)
Total noninterest income	19,419	6,723	595
Non-interest expense	12,262	5,055	402
Income (loss) before income taxes	$12,074	$1,462	$(3,963)

(1) Includes mark to mark adjustment on fair value portfolio.

Comparison of the Years Ended December 31, 2016 and 2015

The Asset Management segment reported income before taxes of $12.1 million for the twelve months ended December 31, 2016, compared to $1.5 million for the same period in 2015. Net interest income increased $5.1 million for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, primarily as a result of the completion of the Arch Street CLO. Noninterest income derived from the Asset Management segment was $19.4 million for the twelve months ended December 31, 2016, up from $6.7 million, for the same period in 2015. This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015. Noninterest expense increased by $7.2 million for the twelve months ended December 31, 2016 as the result of a full year of compensation costs associated with NewStar Capital, which was acquired in the fourth quarter of 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The Asset Management segment reported income before taxes of $1.5 million for the twelve months ended December 31, 2015, compared to a loss before taxes of $4.0 million for the same period in 2014. Net interest income increased $4.0 million for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily as a result of the completion of the Clarendon Fund. Noninterest income derived from the Asset Management segment was $6.7 million for the twelve months ended December 31, 2015, up from $0.6 million in 2014. This increase is the result of our continued expansion of our asset management activities through new fund formation and the acquisition of NewStar Capital during the fourth quarter of 2015. Noninterest expense increased by $4.7 million for the twelve months ended December 31, 2015 primarily as the result of compensation and strategic costs associated with NewStar Capital.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities and other short-term liquidity needs. In addition, we had $144.1 million in net loans held-for-sale on our balance sheet at December 31, 2016, which we have the ability to sell to generate additional liquidity. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the fourth quarter of 2016, the U.S. economy continued to exhibit slow-to-moderate growth. Despite lingering uncertainty surrounding a number of economic issues and a new administration, the fourth quarter saw largely positive results from leading economic indicators.  Positive signals were seen in consumer spending, consumer confidence, business equipment investment, housing, equities and manufacturing with stable signals shown in labor and inflation. We expect stable trends and slow-to-moderate growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to gradually increase, but remain relatively low in the near term, leading investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. In addition, we believe that the CLO market, which the Company partially relies upon for funding, will improve in 2017 and remain supportive for experienced managers such as NewStar to issue CLOs. We believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

We believe that our ability to access the capital markets, secure new credit facilities, and renew and/or amend our existing credit facilities continues to demonstrate an overall improvement in the market conditions for funding and indicates progress in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions and relative stability in recent years, we cannot assure that these conditions will continue, and it is possible that the financial markets could experience stress, volatility, and/or illiquidity. If they do, we could face materially higher financing costs and reductions in leverage, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of December 31, 2016 and 2015, we had $154.5 million and $35.9 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future or to equity fund loans.

Restricted Cash

Separately, we had $262.6 million and $154.0 million of restricted cash as of December 31, 2016 and 2015, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loans and portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of December 31, 2016, we could use $183.6 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at December 31, 2016.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan placed on non-accrual status is financed in a term debt securitization which has an overcollateralization test and the overcollateralization test is out of compliance, then excess interest spread cash is diverted and used to de-lever the securitization to bring the test back into compliance. If no overcollateralization test is present in the term debt securitization, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of December 31, 2016 we had impaired loans with an aggregate outstanding balance of $133.4 million. Impaired loans with an aggregate outstanding balance of $114.8 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $99.2 million were on non-accrual status.  These non-accrual loans had a carrying value of $92.9 million before specific reserves. During 2016, $33.0 million of impaired loans were charged-off. Impaired loans of $21.1 million were greater than 60 days past due and classified as delinquent. During 2016, we recorded $24.8 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $7.9 million related to delinquent loans. During 2016, we recorded $2.7 million of general provision which reflected the release of $1.3 million of general provisions due to the sale of Equipment Finance assets. We closely monitor the credit quality of our loans and leases which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan and lease portfolio.

We have provided an allowance for loan and lease losses to provide for probable losses inherent in our loan and lease amortized cost portfolio. Our allowance for loan and lease losses as of December 31, 2016 and 2015 was $50.9 million and $58.3 million, respectively, or 1.75% and 1.80% of loans and leases, gross, respectively. As of December 31, 2016, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.76%.

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

Activity in the allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Balance as of beginning of period	$58,259	$42,983	$41,403
General provision for loan and lease losses	2,746	9,135	4,779
Specific provision for loan losses	24,790	9,495	22,070
Net charge offs	(33,040)	(3,354)	(25,269)
Reversal due to sale of Business Credit	(1,819)	—	—
Balance as of end of period	50,936	58,259	42,983
Allowance for losses on unfunded loan commitments	472	467	710
Allowance for credit losses	$51,408	$58,726	$43,693

During 2016 we recorded a total provision for credit losses of $27.5 million. The Company decreased its allowance for credit losses five basis points to 1.76% of gross loans at December 31, 2016 from 1.81% at December 31, 2015.

Borrowings and Liquidity

As of December 31, 2016 and 2015, we had outstanding borrowings totaling $3.4 billion. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of December 31, 2016, our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
Funding Source	($ in thousands)
Credit facilities	$865,000	$454,300	$410,700	2020
Term debt securitizations(1)	2,218,302	2,215,840	2,462	2023 – 2028
Repurchase agreements	55,046	55,046	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	300,000	—	2024
Total	$3,818,348	$3,405,186	$413,162

(1)Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2016, we were in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants, key person events and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

Credit Facilities

As of December 31, 2016 we had two credit facilities through certain of our wholly-owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

We have a $615.0 million credit facility with Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $401.1 million and unamortized deferred financing fees of $6.4 million as of December 31, 2016. In February 2016 and June 2016, the Company upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $53.2 million and unamortized deferred financing fees of $2.4 million as of December 31, 2016. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period that ends on May 5, 2018, with a two-year amortization period.

On December 1, 2016, the Company sold the assets of NewStar Equipment Finance (“Equipment Finance”) and the related platform.  In connection with the sale, the Company repaid all outstanding indebtedness of Equipment Finance, including amounts outstanding under the $75.0 million note purchase agreement with Wells Fargo, with an outstanding balance of $16.9 million.

On September 15, 2016, the Company repaid the $350.0 million note purchase agreement with Credit Suisse that provided the financing to fund the purchase of broadly syndicated bank loans during the warehouse phase of the Arch Street CLO. The supplemental junior note commitment by NewStar Capital was also repaid in full. The notes were repaid from proceeds of the Arch Street CLO bond issuance.

On March 31, 2016, the Company sold its membership interest in NewStar Business Credit LLC (“Business Credit”).  In connection with the sale, the Company repaid all outstanding indebtedness of Business Credit, including amounts outstanding under the $175.0 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0 million and the $165.0 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated. The Company accelerated and recognized deferred financing fees of $1.1 million and $0.7 million, respectively, related to the warehouse facilities during the first quarter of 2016.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes were issued on November 9, 2015, were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of December 31, 2016 unamortized deferred financing fees were $5.5 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions as detailed therein, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto (including pro forma application of the proceeds thereof), our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Consolidated Non-Funding Debt to Equity Ratio is defined, with respect to any person on any determination date, as the ratio of Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to the Consolidated Stockholders Equity (as defined in the indenture) of such person as of such determination date.  If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest. At December 31, 2016 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

As market conditions warrant and subject to our liquidity requirements, contractual restrictions and other factors, we may from time to time seek to retire or repurchase our outstanding senior notes through cash purchases and/or exchanges for other debt or equity securities in open market transactions, privately negotiated transactions, by tender offer or otherwise.  Any such cash repurchases by us may be funded by cash on hand or incurring new debt. The amounts involved in any such transactions, individually or in the aggregate, may be material to us. Furthermore, any such repurchases or exchanges may result in our acquiring and retiring a substantial amount of indebtedness, which may impact the trading liquidity of such indebtedness.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $53.7 million as of December 31, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of December 31, 2016, unamortized deferred financing fees were $4.9 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

 2012-2 CLO. On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At December 31, 2016, the $233.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $279.2 million. At December 31, 2016, deferred financing fees were $0.7 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2012-2 CLO
Class A	$190,700	$144,053	1.90%
Class B	26,000	26,000	3.25%
Class C	35,200	35,200	4.25%
Class D	11,400	11,400	6.25%
Class E	16,300	16,300	6.75%
Total notes	279,600	232,953
Class F	24,100	24,100	N/A
Subordinated notes	22,183	22,183	N/A
Total for 2012-2 CLO	$325,883	$279,236

2013-1 CLO. On September 11, 2013, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. We retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2016, the $321.9 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $383.3 million. At December 31, 2016, deferred financing fees were $2.6 million. The 2013-1 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in September 2016.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$188,349	1.65%
Class A-R	35,000	32,538	(1)
Class B	38,000	38,000	2.30%
Class C	36,000	36,000	3.80%
Class D	21,000	21,000	4.55%
Class E	6,000	6,000	5.30%
Total notes	338,600	321,887
Class F	17,400	17,400	N/A
Class G	15,200	15,200	N/A
Subordinated notes	28,800	28,800	N/A
Total for 2013-1 CLO	$400,000	$383,287

 (1) Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO. On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2016, deferred financing fees were $2.0 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%
Class B-1	20,000	20,000	2.60%
Class B-2	13,250	13,250	(1)
Class C	30,250	30,250	3.60%
Class D	23,500	23,500	4.75%
Total notes	289,500	289,500
Class E	18,500	18,500	N/A
Class F	14,000	14,000	N/A
Subordinated notes	26,375	26,375	N/A
Total for 2014-1 CLO	$348,375	$348,375

 (1) Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO. On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At December 31, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At December 31, 2016, deferred financing fees were $3.2 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%
Class A-2	35,000	35,000	(1)
Class B	50,000	50,000	2.80%
Class C	38,500	38,500	3.85%
Class D	33,250	33,250	5.50%
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A
Total for 2015-1 CLO	$496,065	$496,065

 (1) Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO. On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At December 31, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At December 31, 2016, deferred financing fees were $2.9 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%
Class A-2	23,000	23,000	(1)
Class B	40,000	40,000	2.90%
Class C	26,250	26,250	3.95%
Class D	28,500	28,500	5.25%
Class E	5,000	5,000	7.50%
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%
Subordinated notes	46,806	46,806	N/A
Total for 2015-2 CLO	$397,806	$397,806
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The

Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. During the fourth quarter of 2016, the Company sold $7.5 million of the Class D notes. At December 31, 2016, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At December 31, 2016, unamortized deferred financing fees were $2.4 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%
Class A-2	20,000	20,000	(1)
Class B	36,750	36,750	3.75%
Class C	22,500	22,500	5.40%
Class D	7,500	7,500	5.50%
Total notes	263,250	263,250
Class D (retained)	16,250	16,250	5.50%
Class E (retained)	23,000	23,000	7.50%
Subordinated notes	45,506	45,506	N/A
Total for 2016-1 CLO	$348,006	$348,006
(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At December 31, 2016, the outstanding note balance was $370.3 million and unamortized deferred financing fees were $4.2 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

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

The following table sets forth selected information with respect to the Arch Street CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Borrowing spread to LIBOR
	($ in thousands)
Arch Street CLO
Class X	$2,500	$2,500	1.25%
Class A	256,000	256,000	1.65%
Class B	48,000	48,000	2.24%
Class C	20,000	20,000	3.00%
Class D	22,750	22,750	4.20%
Class E	21,000	21,000	6.95%
Total notes	370,250	370,250
Class F (retained)	5,500	5,500	8.60%
Subordinated notes	34,000	34,000	N/A
Total for Arch Street CLO	$409,750	$409,750

2007-1 CLO.  In June 2007, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. We remained the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. We retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. During 2012, we purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, we purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, we purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes. On November 30, 2016, we called the 2007-1 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $35.8 million.

2015-1 ABS. On September 1, 2015, NewStar Equipment Finance I, LLC, our subsidiary, completed a static asset-backed securitization transaction through a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. We retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million. On October 17, 2016, the Company called the 2015-1 ABS and redeemed the notes at par.  In conjunction with the call, the Company received a principal distribution of $12.8 million.  The Company accelerated and recognized deferred financing fees of $1.1 million related to the repayment of the 2015-1 ABS.

2006-1 CLO. In June 2006 we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy remote subsidiary, NewStar Commercial Loan Trust 2006-1 (the “2006 CLO Trust”) and sold and contributed $500 million in loans and investments (including unfunded commitments), or portions thereof, to the 2006 CLO Trust. Simultaneously with the initial sale and contribution, the 2006 CLO Trust issued $456.3 million of notes to institutional investors. We retained $43.8 million, comprising 100% of the 2006 CLO Trust’s trust certificates. The 2006 CLO Trust permitted reinvestment of collateral principal repayments for a five-year period which ended in June 2011. During 2011, we purchased $7.0 million of the 2006 CLO Trust’s Class C notes, $6.0 million of the 2006 CLO Trust’s Class D notes and $2.0 million of the 2006 CLO Trust’s Class E notes. During 2010, we purchased $3.0 million of the 2006 CLO Trust’s Class D notes and $3.0 million of the 2006 CLO Trust’s Class E notes. During 2009, we purchased $6.5 million of the 2006 CLO Trust’s Class D notes and $1.8 million of the 2006 CLO Trust’s Class E notes. During 2008, we purchased $3.3 million of the 2006 CLO Trust’s Class D and $2.5 million of the 2006 CLO Trust’s Class E notes, respectively. On September 30, 2014, we called the 2006 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $9.7 million.

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

Repurchase Agreements

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was zero. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was $31.3 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining.   A portion of the proceeds from our senior notes offering in November 2015 were used to pay down this facility. As of December 31, 2016, the outstanding balance was $22.0 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Natixis Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was $1.7 million. We have made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

On June 7, 2011, we entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by us. The financing was structured as a master repurchase agreement under which we sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. We also agreed to repurchase the commercial mortgage loans from time to time (including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. On October 2, 2013, we entered into an amendment to this financing arrangement which, among other things, extended the date by which we had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by us, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to us as unrestricted cash. On August 29, 2016, the Company redeemed in full the five-year, $68.0 million financing arrangement with Macquarie Bank Limited with an outstanding balance of $10.7 million. The Company accelerated and recognized deferred financial fees of $0.3 million related to repurchase facility during 2016.

Stock Repurchase Program

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The new repurchase program, commenced immediately following the expiration of the prior stock repurchase program, which was authorized on October 7, 2015, amended on February 10, 2016 and expired on December 31, 2016. The new repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice.

On October 21, 2016, the Company’s Board of Directors authorized the repurchase of 2,500,000 shares of our common stock in privately negotiated transactions outside of the Company’s previously announced stock repurchase program.

On October 7, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 10, 2016, our Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. We completed this repurchase program on December 31, 2016. Under this stock repurchase program, we repurchased 2,640,544 shares of our common stock under this program at a weighted average priced per share of $7.85, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

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

On August 13, 2014, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased are determined by our management based on its evaluation of market conditions and other factors. We completed this repurchase program during August 2015. Under this stock repurchase program, we repurchased 892,911 shares of our common stock at a weighted average price per share of $11.20.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Credit facilities (1)	$—	$—	$454,300	$—	$454,300
Term debt (1)	—	—	—	2,215,840	2,215,840
Senior Notes	—	—	380,000	—	380,000
Subordinated notes	—	—	—	300,000	300,000
Repurchase agreement	55,046	—	—	—	55,046
Non-cancelable operating leases	1,567	3,291	—	—	4,858
Total	$56,613	$3,291	$834,300	$2,515,840	$3,410,044

(1)

Amounts for credit facilities and term debt presented represent principal amounts due based on contractual maturity dates and do not include interest amounts owed. The actual timing of payments will ultimately vary from the above data due to future fundings and repayments we expect to occur.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain an overall risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our operations are subject to risks resulting from interest rate fluctuations on our interest-earning assets and our interest-bearing liabilities. We seek to provide maximum levels of net interest income, while maintaining acceptable levels of interest rate and liquidity risk. As such, we may enter into interest rate swap and interest rate cap agreements to hedge interest rate exposure to interest rate fluctuations. Under the interest rate swap contracts, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. We record the exchanged amount in net interest income in our statements of operations. Under the interest rate cap contracts, we agree to exchange, at specified intervals, the difference between a specified fixed interest (the cap) and floating interest amounts calculated on an agreed-upon notional principal amount, but only if the floating interest rate exceeds the cap rate. The interest rate caps may not be matched to specific assets or liabilities and would not qualify for hedge accounting.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments may exceed our available funds. At December 31, 2016, we had $326.1 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $257.5 million and unfunded commitments related to delayed draw term loans were $68.6 million. These commitments may expire without being drawn upon, and as such the total commitment does not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At December 31, 2016 we had $8.2 million of standby letters of credit.

On December 4, 2014, we entered into a total return swap ("TRS") for senior floating rate loans with Citibank, N.A. ("Citibank"). The TRS with Citibank enabled us, through a wholly owned financing subsidiary, to obtain the economic benefits of the loans subject to the TRS, despite the fact that such loans would not be directly owned by us, in return for an interest payment to Citibank.  The underlying loan portfolio of the TRS was typically large, liquid broadly syndicated loans. We acted as the manager of the TRS and selected the specific loans to be subject to the TRS. The TRS did not qualify for hedge accounting treatment as it did not offset the risks of another investment position. The initial maximum market value (determined at the time such loans became subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On each of December 15, 2014, March 2, 2015 and July 14, 2015, we entered into amendments to increase the maximum value of the TRS to $125.0 million, $150.0 million and $175.0 million, respectively. Interest accrued at one-month LIBOR+1.60% per annum. We were required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. On March 31, 2016, the TRS matured. At maturity we purchased approximately $138.9 million of the loans that were referenced by the TRS. The majority of these loans were purchased to fund future CLOs.

Critical Accounting Policies

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on our financial statements, are considered critical accounting policies. The following are our critical accounting policies:

Allowance for credit losses

A general allowance is provided for loans and leases held at amortized cost that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases within our amortized cost portfolio. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

For Leveraged Finance loans and Equipment Finance (prior to the latter’s sale) loans and leases, the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.

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

 Impaired loans at December 31, 2016 were in Leveraged Finance over a range of industries impacted by the then current economic environment including the following: Media and Communications, Healthcare, Energy, Industrial, Other Business Services, Consumer/Retail, and Building Materials. For impaired Leveraged Finance and Equipment Finance loans (prior to the latter’s sale), the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. For impaired Real Estate loans, the Company determined that the loans were collateral dependent and measured impairment based on the fair value of the related collateral utilizing recent appraisals from third-party appraisers, as well as internal estimates of market value.

Loans deemed to be uncollectible are charged off and the allowance is reduced by the charged off balance of the loan. The provision for credit losses and recoveries on loans previously charged off are added to the allowance.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities resulting from the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and whether or not a valuation allowance is necessary. In performing these reviews we make estimates about future profits and tax planning strategies that would affect future taxable income and the realization of these deferred tax assets. A change in these assumptions could result in a difference in valuation and impact our results of operations. Based upon our assessment, we believe that a valuation allowance was not necessary as of December 31, 2016.

ASC 740, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 provides that a company can only recognize the tax position in the financial statements if the position is more likely than not to be upheld on audit, based only on the technical merits of the tax position. If the recognition threshold is met, the tax benefit is measured at the largest amount that is more than 50% likely of being realized upon ultimate settlement.

ASC 740 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on recognized tax benefits as a part of income tax expense.

The Company files U.S. federal and state income tax returns. As of December 31, 2016, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2012. A few states remain subject to examination for the year ended December 31, 2011.

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

Total Return Swap

We were party to a total return swap (“TRS”) through March 31, 2016.  A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to our portfolio by providing investment exposure to underlying loans without owning or taking physical custody, in return for an interest-type payment to Citi.  The TRS was recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses were recognized at the termination of the contract.

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

We are exposed to changes in market values of our loans for which we elected to apply fair value option accounting, loans held-for-sale, which are carried at lower of cost or market, and our investment in debt securities, available-for-sale and derivatives, which are carried at fair value. Fair value is defined as the market price for those securities for which a market quotation is readily available and for all other investments and derivatives, fair value is determined pursuant to a valuation policy and a consistent valuation process. Where a market quotation is not readily available, we estimate fair value using various valuation methodologies, including cash flow analysis, as well as qualitative factors.

As of December 31, 2016, loans at fair value totaled $403.7 million. At December 31, 2016, we recorded a gain of $5.5 million related to the change in fair value which was recorded in other miscellaneous income, net.  We did not have any loans at fair value as of December 31, 2015.

As of December 31, 2016 and 2015, loans held-for-sale totaled $144.1 million and $478.8 million, respectively. At December 31, 2016 and 2015, we recorded a $2.4 million gain and a $2.6 million loss, respectively on loans held-for-sale.

As of December 31, 2016 and 2015, investments in debt securities available-for-sale totaled $119.3 million and $94.2 million, respectively. At December 31, 2016 and 2015, we had a net unrealized loss of $6.4 million and $10.1 million, respectively on those debt securities.  Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of December 31, 2016, substantially all of the loans in our portfolio were at variable rates. For the loans at variable rates, approximately 91.8% contain an interest rate floor, with an average floor of 1.02%. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.  Our senior and subordinated notes are fixed rate.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of December 31, 2016. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$19,921
Increase of	100	11,905
Increase of	200	24,363
Increase of	300	36,822

The estimated changes in net interest income reflect the potential effect of interest rate floors on loans totaling approximately $3.2 billion. Due to the presence of these interest rate floors, as interest rates begin to rise from current levels, the cost of our variable rate debt increases. The interest rate on performing loans will remain fixed until the contractual rate exceeds the stated rate on the interest rate floors. Consequently, the result may be a negative net interest income impact as interest rates initially increase until they reach an inflection point. Beyond this inflection point, which is typically close to the portfolios weighted average stated floor rate, the benefit of rising rates begins to accrue to us as the interest rate on performing loans starts to adjust upward.

Item 8.	Financial Statements and Supplementary Data

NEWSTAR FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NewStar Financial, Inc.:

We have audited NewStar Financial Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewStar Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NewStar Financial Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewStar Financial Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 2, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NewStar Financial Inc.:

We have audited the accompanying consolidated balance sheets of NewStar Financial Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Financial Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 2, 2017

NEWSTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	($ in thousands, except share and par value amounts)
Assets:
Cash and cash equivalents	$154,480	$35,933
Restricted cash	262,643	153,992
Cash collateral on deposit with custodians	7,564	61,081
Investments in debt securities, available-for-sale	119,307	94,177
Loans held-for-sale, net	144,060	478,785
Loans and leases, net (including loans at fair value of $403,745 and $0, respectively)	3,239,191	3,134,072
Interest receivable	14,622	13,932
Property and equipment, net	274	638
Deferred income taxes, net	40,807	33,133
Income tax receivable	—	5,342
Goodwill	17,884	17,884
Identified intangible assets, net	572	910
Other assets	39,188	21,504
Total assets	$4,040,592	$4,051,383
Liabilities:
Credit facilities, net	$445,493	$832,686
Term debt securitizations, net	2,195,064	1,821,519
Senior notes, net	373,919	372,153
Subordinated notes, net	241,390	209,509
Repurchase agreements, net	55,046	96,224
Accrued interest payable	21,319	18,073
Income tax payable	12,562	—
Other liabilities	48,377	41,741
Total liabilities	3,393,170	3,391,905
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2016 and 2015;
Shares outstanding 42,820,198 in 2016 and 46,527,288 in 2015	428	465
Additional paid-in capital	743,783	742,970
Retained earnings	59,577	31,353
Common stock held in treasury, at cost $0.01 par value; 14,352,904 in 2016 and 9,154,548 in 2015	(152,720)	(109,245)
Accumulated other comprehensive loss, net	(3,646)	(6,065)
Total stockholders’ equity	647,422	659,478
Total liabilities and stockholders’ equity	$4,040,592	$4,051,383

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$250,716	$201,785	$136,171
Interest expense	161,345	120,986	57,775
Net interest income	89,371	80,799	78,396
Provision for credit losses	27,541	18,387	27,108
Net interest income after provision for credit losses	61,830	62,412	51,288
Non-interest income:
Asset management income	13,399	6,661	1,054
Fee income	7,278	13,508	2,467
Realized loss on derivatives, net	(184)	(29)	(39)
Realized (loss) gain on sale of loans, net	(2,095)	467	(230)
Other miscellaneous income, net	10,352	5,271	8,801
Loss on total return swap	(6,062)	(4,953)	(863)
Gain (loss) on loans held-for-sale, net	2,406	(2,568)	26
Gain on sale of divested business and assets	29,166	—	—
Total non-interest income	54,260	18,357	11,216
Operating expenses:
Compensation and benefits	43,344	35,909	30,383
General and administrative expenses	24,095	16,019	15,133
Total operating expenses	67,439	51,928	45,516
Operating income before income taxes	48,651	28,841	16,988
Results of Consolidated Variable Interest Entity:
Interest income	—	—	5,268
Interest expense— credit facilities	—	—	2,865
Interest expense—Fund membership interest	—	—	1,292
Other income	—	—	229
Operating expenses	—	—	249
Net results from Consolidated Variable Interest Entity	—	—	1,091
Income before income taxes	48,651	28,841	18,079
Income tax expense	20,427	11,951	7,485
Net income	$28,224	$16,890	$10,594
Basic Earnings per share	$0.61	$0.37	$0.22
Diluted Earnings per share	0.61	0.35	0.21

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	($ in thousands, except per share amounts)
Net income	$28,224	$16,890	$10,594
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $1,613, $(4,112) and $(401), respectively	2,329	(5,985)	(583)
Net unrealized derivative gains (losses), net of tax expense (benefit) of $62, $(33) and $(10), respectively	90	(47)	(19)
Other comprehensive income (loss)	2,419	(6,032)	(602)
Comprehensive income	$30,643	$10,858	$9,992

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	NewStar Financial, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings of Consolidated VIE	Common Stockholders' Equity
	($ in thousands)
Balance at December 31, 2013	$—	$487	$655,143	$2,624	$(43,271)	$569	$658	$616,210
Net income	—	—	—	9,952	—	—	642	10,594
Other comprehensive loss	—	—	—	—	—	(602)	—	(602)
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Net shares reacquired from employee transactions	—	—	—	—	(533)	—	—	(533)
Tax benefit from vesting of restricted common stock awards	—	—	1,819	—	—	—	—	1,819
Repurchase of common stock	—	(29)	29	—	(34,672)	—	—	(34,672)
Issuance of warrants	—	—	41,785	—	—	—	—	41,785
Exercise of warrants	—	3	15,244	—	(14,248)	—	—	999
Exercise of common stock options, net	—	4	300	—	—	—	—	304
Tax benefit form exercise of common stock awards	—	—	1,920	—	—	—	—	1,920
Reclassification of VIE dividend	—	—	—	—	—	—	587	587
Deconsolidation of VIE	—	—	—	1,887	—	—	(1,887)	—
Amortization of restricted common stock awards	—	—	2,532	—	—	—	—	2,532
Amortization of stock option awards	—	—	54	—	—	—	—	54
Balance December 31, 2014	—	466	718,825	14,463	(92,724)	(33)	—	640,997
Net income	—	—	—	16,890	—	—	—	16,890
Other comprehensive loss	—	—	—	—	—	(6,032)	—	(6,032)
Issuance of restricted stock	—	4	(4)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(1)	1	—	(603)	—	—	(603)
Tax expense from vesting of restricted common stock awards	—	—	(164)	—	—	—	—	(164)
Repurchase of common stock	—	(15)	15	—	(15,918)	—	—	(15,918)
Issuance of warrants	—	—	21,766	—	—	—	—	21,766
Exercise of warrants	—	—	—	—	—	—	—	—
Exercise of common stock options, net	—	11	(2,843)	—	—	—	—	(2,832)
Tax benefit from exercise of common stock awards	—	—	2,101	—	—	—	—	2,101
Amortization of restricted common stock awards	—	—	3,273	—	—	—	—	3,273
Balance December 31, 2015	—	465	742,970	31,353	(109,245)	(6,065)	—	659,478
Net income	—	—	—	28,224	—	—	—	28,224
Other comprehensive income	—	—	—	—	—	2,419	—	2,419
Issuance of restricted stock	—	6	(6)	—	—	—	—	—
Net shares reacquired from employee transactions	—	(1)	1	—	(445)	—	—	(445)
Tax benefit from vesting of restricted common stock awards	—	—	(473)	—	—	—	—	(473)
Repurchase of common stock	—	(51)	51	—	(43,030)	—	—	(43,030)
Exercise of common stock options, net	—	9	(1,003)	—	—	—	—	(994)
Tax expense from exercise of common stock awards	—	—	(1,499)	—	—	—	—	(1,499)
Amortization of restricted common stock awards	—	—	3,742	—	—	—	—	3,742
Balance December 31, 2016	$—	$428	$743,783	$59,577	$(152,720)	$(3,646)	$—	$647,422

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$28,224	$16,890	$10,594
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	27,541	18,387	27,108
Depreciation and amortization and accretion, net	(14,550)	(9,431)	(9,381)
Amortization of debt issuance costs	19,201	19,330	6,938
Equity compensation expense	3,742	3,273	2,586
Gain on sale of Business Credit	(22,511)	—	—
Gain on sale of Equipment Finance assets	(6,655)	—	—
Loss (gain) on sale of loans, net	2,095	(467)	230
Gain on repurchase of debt	—	—	—
Losses (gains) on other real estate owned	—	82	(15)
Gains on lease equipment	(798)	(601)	—
Gains from equity method investments, net	—	—	(1,625)
Loss from total return swap	6,062	4,953	863
Net change in deferred income taxes	(9,348)	(905)	2,573
Loans held-for-sale originated	(437,252)	(677,445)	(328,157)
Proceeds from sale and repayment of loans held-for-sale	826,815	396,661	174,985
Unrealized (gain) loss on loans held-for-sale	(2,406)	2,568	—
Net change in interest receivable	(2,133)	(6,455)	(62)
Net change in other assets	(12,477)	(6,970)	(10,462)
Net change in accrued interest payable	3,246	11,497	243
Net change in other liabilities	3,065	11,258	9,867
Consolidated Variable Interest Entity:
Amortization of debt issuance costs	—	—	1,247
Depreciation and amortization and accretion	—	—	(315)
Net change in interest receivable	—	—	1,079
Net change in other assets	—	—	946
Net change in accrued interest payable	—	—	(606)
Net change in accounts payable	—	—	587
Net cash provided by (used in) operating activities	411,861	(217,375)	(110,777)
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	—	(19,183)	—
Net change in restricted cash	(108,651)	(58,581)	72,509
Net change in loans and leases	(125,658)	(836,347)	(261,756)
Purchase of equity investments	(3,637)	—	—
Proceeds from sale of other real estate owned	—	3,211	10,276
Purchase of debt securities available-for-sale	(26,313)	(89,602)	(38,255)
Proceeds from repayments of debt securities available-for-sale	6,000	33,000	14,000
Acquisition of property and equipment	(19)	(218)	(80)
Consolidated Variable Interest Entity:
Net change in loans	—	—	171,427
Net change in restricted cash	—	—	1,950
VIE cash dividends	—	—	(671)
Net cash used in investing activities	(258,278)	(967,720)	(30,600)
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	(994)	(2,843)	300
Proceeds from exercise of warrants	—	—	999
Tax (expense) benefit from exercise of stock options	(1,499)	2,101	1,920
Tax (expense) benefit from vesting of restricted stock	(473)	(164)	1,819
Advances on credit facilities	1,574,022	2,701,016	1,557,162
Repayment of borrowings on credit facilities	(1,963,618)	(2,344,888)	(1,401,552)
Issuance of term debt	43,447	824,163	289,500
Borrowings on term debt	600,250	61,500	77,900
Repayment of borrowings on term debt	(268,684)	(241,010)	(386,587)
Borrowings on corporate debt	—	—	38,500
Repayment of corporate debt	—	(238,500)	—
Issuance of senior notes	—	379,208	—
Issuance of subordinated notes	24,500	73,500	200,000
Borrowings on repurchase agreements	19,998	139,744	—
Repayment of borrowings on repurchase agreements	(61,741)	(100,182)	(10,727)
Release (posting) of cash collateral	53,517	(22,106)	(38,975)
Payment of deferred financing costs	(10,286)	(27,023)	(13,451)
Purchase of treasury stock	(43,475)	(16,521)	(35,205)
Consolidated Variable Interest Entity:
Advances on credit facilities	—	—	17,156
Repayment of borrowings on credit facilities	—	—	(137,500)
Borrowings on subordinated debt	—	—	—
Repayment of borrowings on subordinated debt	—	—	(30,000)
Payment of deferred financing costs	—	—	(250)
Net cash (used in) provided by financing activities	(35,036)	1,187,995	131,009
Net increase (decrease) in cash during the period	$118,547	$2,900	$(10,368)
Cash and cash equivalents at beginning of period	35,933	33,033	43,401
Cash and cash equivalents at end of period	$154,480	$35,933	$33,033

Supplemental cash flows information:
Interest paid	$158,099	$109,489	$57,532
Interest paid by VIE	—	—	4,763
Taxes paid, net of refund	13,841	12,631	2,554
Transfers of loans held-for-sale to loans, net	—	7,740	—
Transfers of loans, net to loans held-for-sale, at fair value	72,091	34,387	32,567
Transfers of LHFS, net to other real estate owned, at fair value	15,272	250	—
Unsettled trades payable	14,000	—	—
Issuance of warrants	—	21,766	41,785
Fair value of assets acquired, net of cash acquired	—	3,464	—
Fair value of liabilities assumed	—	2,165	—

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

NewStar Financial, Inc. is an internally-managed, commercial finance company with $6.7 billion of assets managed across two complementary business lines- middle market direct lending and asset management. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market through by offering a range of flexible debt financing options. Through its asset management platforms, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit. The Company manages approximately $1.3 billion of assets in a series of private credit funds that co-invest in middle market loans originated through its established leveraged finance lending platform and its strategic relationship with GSO Capital, the credit division of The Blackstone Group. Through its wholly-owned subsidiary, NewStar Capital, the Company also has more than $2 billion of assets managed across a series of CLOs that invest primarily in broadly syndicated, non-investment grade loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including non-investment grade loans and bonds.

These lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans and leases are originated directly by teams of credit-trained bankers organized around key industry and market segments. These teams are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

The Company targets its marketing and origination efforts at private equity firms, mid-sized companies, corporate executives, banks and a variety of other referral sources and financial intermediaries to develop new customer relationships and source lending opportunities. The Company's origination network is national in scope and it targets companies with business operations across a broad range of industry sectors. The Company employs highly experienced bankers and credit professionals to identify and structure new lending opportunities and manage customer relationships. The Company believes that the quality of its professionals, the breadth of their relationships and referral networks, and their ability to develop creative solutions for customers position it to be a valued partner and preferred lender for mid-sized companies and private equity funds with middle market investment strategies.

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

The Company typically provides financing commitments to companies in amounts that range in size from $15 million to $50 million. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company also selectively arranges larger transactions that it may retain on its balance sheet or syndicate to other lenders, which may include funds that it manages for third party institutional investors. By syndicating loans to other lenders and the Company's managed funds, it is able to provide larger financing commitments to its customers and generate fee income, while limiting our risk exposure to single borrowers. From time to time, however, the Company's balance sheet exposure to a single borrower exceeds $35 million.

Beginning in January 2016, the Company’s operations were divided into two reportable segments that represent its core businesses, Commercial Lending and Asset Management.

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

The Asset Management segment represents our investment advisory activities which are focused on providing opportunities for qualified investors to invest in a range of credit funds managed by the Company. The Asset Management segment manages a series of private credit funds that co-invest in middle market loans originated through its established direct lending platform. Additionally, through its wholly-owned subsidiary, NewStar Capital, the Company also manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

Note 2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “NewStar”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates most susceptible to change in the near-term are the Company’s estimates of the allowance for credit losses, impairment of loans, recorded amounts of deferred income taxes, contingent liability and impairment of goodwill and identifiable intangible assets.

Prior Period Reclassifications

Certain prior period disclosure amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks and certain highly liquid instruments with original maturities of 90 days or less.

Investments in Debt Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported in other comprehensive income (loss), net of applicable income taxes. The fair value of debt securities are based on quoted market prices, when available, at the reporting date. When no market is available, the Company estimates fair value using various valuation tools, including cash flow analyses that utilize financial statements, business plans, as well as qualitative factors. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Management evaluates securities for other-than-temporary impairment (“OTTI") on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for recovery in fair value which may be until maturity. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized costs are recovered or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non-credit portion of the loss recognized in other comprehensive income.

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

Loans

Loans are stated at the principal amount outstanding or fair value when fair value option accounting has been elected. The Company has elected to apply fair value option accounting to loans designated to the credit funds managed by NewStar Capital.  Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is typically discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, it is probable it will be unable to collect contractual principal and interest in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.

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

Provision and Allowance for Credit Losses

Our general allowance for credit losses covers probable losses incurred in our loan and lease amortized cost portfolio with respect to loans and leases that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases within our amortized cost portfolio. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses.

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

Impaired loans at December 31, 2016 were in Leveraged Finance over a range of industries impacted by the current economic environment including the following: Media and Communications, Healthcare, Energy, Industrial, Other Business Services, Consumer/Retail and Building Materials. For impaired Leveraged Finance loans, the Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms.

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

Goodwill and Identified Intangible Assets

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net assets acquired.  Goodwill is not subject to amortization but tested for impairment at least annually utilizing a qualitative or quantitative approach or more frequently if events or circumstances occur that indicate that impairment may have occurred. Factors that could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the use of acquired assets or significant negative industry or economic trends.

The Company performs its assessment for impairment of goodwill annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value.

Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, then an impairment loss would be recognized for the amount by which the carrying amount exceeds fair value.

Earnings Per Share (“EPS”)

The Company utilizes the two-class method to calculate earnings per share, which requires that unvested share-based awards be treated as participating securities in the computation of EPS.  Under the two-class method, earnings are allocated to common shareholders and participating securities based upon the proportion of each to the total weighted average shares available.  Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

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

Asset Management Income

NewStar Financial, Inc. earns asset management income for investment management services performed for managed credit funds that co-invest in middle market loans originated through its established direct lending platform and managed assets across a series of CLOs that investment primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts.  NewStar accrues this income when earned, on a monthly basis, and classifies it as asset management income in the consolidated statements of operations.

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

Gain (loss) on sale of loans

All loans sold to date have been sold without recourse. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds net of deferred fees and costs exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

Equity and Cost Method Investments

The Company may acquire a portion of the equity in borrowers. In cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes its proportional share of the borrower’s GAAP net income in its results of operations. In cases where the equity of the underlying company has no value, and the borrower incurs losses, the Company will apply its proportional share of the GAAP loss against the principal of the outstanding loan to the borrower. In circumstances where we do not have substantial influence over the company, we account for the equity interest under the cost method of accounting.  The equity interest is recorded at its historical cost within other assets on our consolidated balance sheet.  The Company evaluates its equity and cost method investments for impairment by assessing whether the fair value of the equity interest has declined below its carrying value for a period we consider other-than-temporary. If it determines that a decline in fair value below our carrying value is other-than-temporary, an impairment is recognized to reduce the carrying value of the investment to its fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities on the consolidated balance sheet in either other assets or other liabilities at their respective fair values.

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

Total Return Swap

The Company was party to a total return swap (“TRS”) through March 31, 2016.  A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to our portfolio by providing investment exposure to underlying loans without owning or taking physical custody, in return for an interest-type payment to Citi.  The TRS was recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the maturity of the contract.

Comprehensive Income (Loss), net of tax

The Company records the change in fair value of cash flow hedge derivatives and unrealized gains and losses on available-for-sale securities in other comprehensive income (loss), net of tax. Gains and losses on available-for-sale securities are reclassified to net income as the gains and losses are realized upon sale of the securities. Other than temporary impairment charges are reclassified to earnings at the time of the charge.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 on December 31, 2016.  The adoption of ASU 2014-15 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards not yet required to be adopted as of December 31, 2016

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. In March, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The update clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09. The Company has established a team which continues to evaluate and document the possible impacts of the standard, including potential changes to the accounting for investment management services performed, and also considering any reporting, tax and operational implications. The Company has not yet finalized a decision regarding a transition method and does not expect the provisions of ASU 2014-09 to result in any material changes to the timing of when revenue is recognized.  The Company will adopt this standard effective January 1, 2018.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). ASU 2015-17 eliminates the requirement to separate deferred income tax liabilities into current and non-current classification in a classified balance sheet. It further requires that all deferred income taxes be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016. ASU 2015-17 may be applied prospectively or retrospectively.  The Company does not classify its deferred income tax liabilities into current and non-current in its Consolidated Balance Sheet. As a result, there is no impact of the adoption of ASU 2015-17 to the Company.

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

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 amends existing guidance related to the accounting for leases. These amendments, among other things, require lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. ASU 2016-02 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company has performed a preliminary analysis of ASU 2016-02. The Company typically categorizes its leases as either office space leases or as other leases. The adoption of ASU 2016-02 is expected to have an impact on the balance sheet of the Company, as both the value of the leased office space as well as the current value of future lease liabilities will be recorded. The Company does not expect there to be a material impact to financial position for all other leases due to the limited volume and size of transactions; however the evaluation has yet to be performed. The Company plans to adopt this standard effective January 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2019, with early adoption permitted after annual and interim periods within that reporting period beginning after December 31, 2018. ASU 2016-13 mandates a modified retrospective transition method for all entities.  The Company is currently in the scoping and evaluating phase of the adoption of ASU 2016-13.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. ASU 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU 2016-17 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-17 on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. ASU 2016-18 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. However, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The

Company does not expect the adoption of ASU 2016-18 to have an impact on its financial position or result of operations and expects the impact to be disclosure only.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04 an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements.

Note 3.  Acquisitions and Disposition Activities

Sale of NewStar Equipment Finance assets and related platform

  On December 1, 2016, the Company sold the assets of NewStar Equipment Finance (“Equipment Finance”) and related platform to a third party and exited the business. The sale of Equipment Finance assets was the result of the Company’s decision to exit businesses with economic models increasingly challenged by competition from banks and other lenders with access to lower cost funding.  The sale resulted in a gain of $6.7 million, before transaction related costs of $4.3 million. The net gain is recorded in non-interest income on the accompanying consolidated statement of operations. In connection with the sale of the assets of Equipment Finance, the Company established a contingent liability to cover any potential credit indemnification costs resulting from actual credit losses incurred on the assets sold.  As of December 31, 2016 a $1.4 million liability was recorded to cover any potential credit losses. This liability reflects management’s best estimate of losses, taking into consideration the individual credit quality and borrower activity since origination and the anticipated residual value of the assets sold.  The initial indemnification is capped at $10.0 million of actual credit losses and is reduced to $8.0 million at December 31, 2017, further reduced to $5.0 million at December 31, 2018, $3.0 million at December 31, 2019 and zero as of December 31, 2020.

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

Acquisition

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

Total consideration paid in the FOC Partners acquisition consisted of $20.8 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the company at their estimated fair values as of the Acquisition Date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements.  As of the Acquisition Date, the Company recorded $17.9 million of goodwill and $1.4 million of identified intangible assets in connection with the acquisition of FOC Partners.

Note 4. Loans Held-for-Sale, Loans and Leases, and Allowance for Credit Losses

As of December 31, 2016 and 2015, loans held-for-sale consisted of the following:

	December 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$145,966	$485,874
Gross loans held-for-sale	145,966	485,874
Deferred loan fees, net	(1,906)	(7,089)
Total loans, net	$144,060	$478,785

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or fair value.

At December 31, 2016, loans held-for-sale consisted of loans with an aggregate outstanding balance of $146.0 million that were intended to be sold to credit funds managed by the Company. The Company sold loans with an outstanding balance totaling $638.3 million for an aggregate loss of $0.9 million to credit funds managed by the Company during 2016. The Company sold loans with an outstanding balance totaling $188.2 million for an aggregate loss of $1.5 million to entities other than credit funds during 2016. The Company sold loans with an aggregate outstanding balance of $105.3 million for a gain of $0.5 million to entities other than credit funds during 2015. The Company sold loans with an aggregate outstanding balance of $59.0 million for a gain of $0.2 million to entities other than credit funds during 2014.

As of December 31, 2016 and 2015, loans and leases consisted of the following:

	December 31,
	2016	2015
	($ in thousands)
Leveraged Finance (1)	$3,308,926	$2,627,314
Business Credit	—	342,281
Real Estate	10,624	100,732
Equipment Finance	—	173,253
Gross loans and leases	3,319,550	3,243,580
Deferred loan fees, net	(29,423)	(51,249)
Allowance for loan and lease losses	(50,936)	(58,259)
Total loans and leases, net	$3,239,191	$3,134,072
(1)	Includes loans at fair value of $403.7 and $0, respectively.

The Company provides commercial loans and commercial real estate loans to customers throughout the United States. The Company’s borrowers may be susceptible to economic slowdowns or recessions and, as a result, may have a lower capacity to make scheduled payments of interest or principal on their borrowings during these periods. Adverse economic conditions also may decrease the estimated value of the collateral, particularly real estate, securing some of the Company’s loans. Although the Company has a diversified loan portfolio, certain events may occur, including, but not limited to, adverse economic conditions and adverse events affecting specific clients, industries or markets, that could adversely affect the ability of borrowers to make timely scheduled principal and interest payments on their loans.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its lending groups. The quantitative models employed by the Company in its Leveraged Finance business utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. The Real Estate lending group utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. The model produces an obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Prior to the sale of the Equipment Finance assets, management used similar models for its Equipment Finance portfolio as its Leveraged Finance group. Prior to the sale of Business Credit, management utilized a proprietary model that produced a rating that corresponded to an expected loss, for the Business Credit portfolio.

Loans and leases which are rated at or below a specified threshold are typically classified as “Pass”, and loans and leases rated above that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of December 31, 2016, $118.7 million of the Company’s loans were classified as “Criticized”, all of which were impaired loans, and $3.2 billion were classified as “Pass”. As of December 31, 2015, $152.1 million of the Company’s loans were classified as “Criticized”, including $143.6 million of the Company’s impaired loans, and $3.1 billion were classified as “Pass”.

When the Company determines a loan is impaired, the Company will evaluate the loan individually and if necessary establish a specific allowance. The loan will be analyzed and may be placed on non-accrual status. If the asset deteriorates further, the specific allowance may increase, and ultimately may result in a loss and charge-off.

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

As of December 31, 2016, the Company had impaired loans with an aggregate outstanding balance of $133.4 million. Impaired loans with an aggregate outstanding balance of $114.8 million have been restructured and classified as TDR. As of December 31, 2016, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with TDRs totaled $9.9 million. Impaired loans with an aggregate outstanding balance of $99.2 million were also on non-accrual status. These non-accrual loans had a carrying value of $92.9 million before specific reserves. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan has been brought current. During 2016, the Company charged off $25.7 million of outstanding non-accrual loans. During 2016, the Company placed loans with an aggregate outstanding balance of $27.1 million on non-accrual status and no loans were returned to performing status. During 2016, the Company recorded $24.8 million of net specific provisions for impaired loans. At December 31, 2016, the Company had a $19.8 million specific allowance for impaired loans with an aggregate outstanding balance of $73.5 million. At December 31, 2016, additional funding commitments for impaired loans totaled $11.9 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement and the borrowing base availability for asset-based loans, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of December 31, 2016, loans to two borrowers totaling approximately $21.1 million were on non-accrual status and were greater than 60 days past due and classified as delinquent by the Company. Included in the $19.8 million specific allowance for impaired loans was $7.9 million related to delinquent loans.

During 2016, the Company foreclosed on a held-for-sale impaired real estate loan. Simultaneous with the foreclosure, the Company sold a portion of the property for $8.5 million and applied the proceeds to the principal loan balance.  The remaining $15.8 million was transferred to Other Real Estate Owned (“OREO”).  During 2015, the Company sold one commercial real estate OREO property for $3.0 million resulting in a loss on sale of $0.01 million.  During 2014, the Company sold one commercial real estate OREO property for $9.5 million resulting in a gain on sale of $0.01 million.

As of December 31, 2015, the Company had impaired loans with an aggregate outstanding balance of $193.2 million. Impaired loans with an aggregate outstanding balance of $183.6 million had been restructured and classified as TDR. As of December 31, 2015, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with TDRs totaled $11.4 million. Impaired loans with an aggregate outstanding balance of $111.3 million were also on non-accrual status. These non-accrual loans had a carrying value of $104.7 million before specific reserves. During 2015, the Company charged off $4.0 million of outstanding non-accrual loans. During 2015, the Company placed loans with an aggregate outstanding balance of $38.2 million on non-accrual status and returned loans with an aggregate outstanding balance of $0.9 million to performing status. During 2015, the Company recorded $9.5 million of net specific provisions for impaired loans. At December 31, 2015, the Company had a $26.8 million specific allowance for impaired loans with an aggregate outstanding balance of $121.1 million. At December 31, 2015, additional funding commitments for impaired loans totaled $10.9 million. As of December 31, 2015, $18.6 million of loans on non-accrual status were greater than 60 days past due and classified as delinquent by the Company. Included in the $26.8 million specific allowance for impaired loans was $2.8 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
December 31, 2016
Leveraged Finance	$133,413	$126,839	$154,879
Real Estate	—	—	—
Total	$133,413	$126,839	$154,879
December 31, 2015
Leveraged Finance	$157,446	$150,692	$188,453
Business Credit	—	—	—
Real Estate	34,941	34,915	38,286
Equipment Finance	772	709	772
Total	$193,159	$186,316	$227,511

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
December 31, 2016
Leveraged Finance	$73,499	$68,924	$59,914	$57,915
Total	$73,499	$68,924	$59,914	$57,915
December 31, 2015
Leveraged Finance	$113,397	$106,762	$44,049	$43,930
Real Estate	7,705	7,705	27,236	27,210
Equipment Finance	—	—	772	709
Total	$121,102	$114,467	$72,057	$71,849

During 2016, 2015 and 2014 the Company recorded net charge-offs of $33.0 million, $3.4 million and $25.3 million, respectively. During 2016, 2015 and 2014 the Company recorded recoveries of previously charged-off loans of $0.4 million, $0.8 million and $0.1 million, respectively.

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

Below is a summary of the Company’s evaluation of its amortized cost portfolio and allowance for loan and lease losses by impairment methodology:

	Leveraged Finance		Real Estate
December 31, 2016	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)(2)	$2,771,768	$31,073	$10,624	$92
Individually evaluated (3)	133,413	19,771	—	—
Total	$2,905,181	$50,844	$10,624	$92

	Leveraged Finance		Business Credit		Real Estate		Equipment Finance
December 31, 2015	Investment	Allowance	Investment	Allowance	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)	$2,469,868	$27,874	$342,281	$1,991	$65,791	$350	$172,481	$1,291
Individually evaluated (3)	157,446	26,447	—	—	34,941	306	772	—
Total	$2,627,314	$54,321	$342,281	$1,991	$100,732	$656	$173,253	$1,291
(1)

Represents loans and leases collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans and leases. These loans had a weighted average risk rating of 5.2 at December 31, 2016, based on the Company’s internally developed 12 point scale for the Leveraged Finance and Real Estate loans. These loans and leases had a weighted average risk rating of 5.1 at December 31, 2015, based on the Company’s internally developed 12 point scale for the Leveraged Finance, Real Estate and Equipment Finance loans and leases. Business Credit Loans had a weighted average risk rating of 5.0 at December 31, 2015 based on the Company’s internally developed 10 point scale for Business Credit loans.

(2)	Excludes $403.7 million Leveraged Finance loans which the Company elected to record at fair value.
(3)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans and leases.

Below is a summary of the Company’s net investment in nonaccrual loans:

Recorded Investment in Nonaccrual Loans	December 31, 2016	December 31, 2015
	($ in thousands)
Leveraged Finance	$99,233	$103,563
Real Estate	—	7,705
Total	$99,233	$111,268
Less: Deferred fees	(6,485)	(6,616)
Add back: Interest Receivable	116	34
Total	$92,864	$104,686

Loans being restructured typically develop adverse performance trends as a result of internal or external factors, the result of which is an inability to comply with the terms of the applicable credit agreement governing their obligations to the Company. In order to mitigate default risk and/or liquidation, assuming that liquidation proceeds are not viewed as a more favorable outcome to the Company and other lenders, the Company will enter into negotiations with the borrower and its shareholders on the terms of a restructuring. When restructuring a loan, the Company undertakes an extensive diligence process which typically includes (i) construction of a financial model that runs through the tenor of the restructuring term, (ii) meetings with management of the borrower, (iii) engagement of third party consultants and (iv) internal analysis. Once a restructuring proposal is developed, it is subject to approval by both the Company’s Underwriting Committee and the Company’s Investment Committee. Loans will be removed from TDR classification after a period of performance following the refinancing of outstanding obligations on terms which are determined to be “market” in all material respects, or upon full payoff of the loan. The Company may modify loans that are not determined to be a TDR. Where a loan is modified or restructured but loan terms are considered market and no concessions were given on the loan terms, including price, principal amortization or obligation, or other restrictive covenants, a loan will not be classified as a TDR.

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at December 31, 2016 and 2015 is provided below:

($ in thousands)	Group I	Group II
December 31, 2016	$114,803	$77,061
December 31, 2015	$183,573	$162,986

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For 2016 and 2015, the Company had net charge-offs totaling $26.7 million and $4.0 million, respectively, related to loans previously classified as a TDR. As of December 31, 2016, the Company had not removed the TDR classification from any loan previously identified as such, but had charged-off, sold and received repayments of outstanding TDRs.

The Company measures TDRs similarly to how it measures all loans for impairment. The Company performs a discounted cash flow analysis on cash flow dependent loans and assesses the underlying collateral value less reasonable costs of sale for collateral dependent loans. Management analyzes the projected performance of the borrower to determine if it has the ability to service principal and interest payments based on the terms of the restructuring. Loans will typically not be returned to accrual status until at least six months of contractual payments have been made in a timely manner or the borrower shows significant ability to maintain servicing of the restructured debt. Additionally, at the time of a restructuring and quarterly thereafter, an impairment analysis is undertaken to determine the measurement of specific reserve, if any, on each impaired loan.

Below is a summary of the Company’s loans which were classified as TDR:

For the Year Ended December 31, 2016	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$49,536	$27,216	$18,916
Real Estate (1)	—	—	4,483
Total	$49,536	$27,216	$23,399

(1)	Amount reflects charge-off on an impaired Real Estate TDR that was taken prior to transfer to held-for-sale.

For the Year Ended December 31, 2015	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$13,650	$13,650	$29,339
Business Credit	—	—	—
Real Estate	27,704	27,704	—
Equipment Finance	922	922	—
Total	$42,276	$42,276	$29,339

The following sets forth a breakdown of TDRs at December 31, 2016 and 2015:

As of December 31, 2016 ($ in thousands)	Accrual Status		Impaired	Specific	For the year
Loan Type	Accruing	Nonaccrual	Balance	Allowance	Charged-off
Leveraged Finance	$24,367	$90,436	$114,803	$15,939	$26,684
Total	$24,367	$90,436	$114,803	$15,939	$26,684

As of December 31, 2015 ($ in thousands)	Accrual Status		Impaired	Specific	For the year
Loan Type	Accruing	Nonaccrual	Balance	Allowance	Charged-off
Leveraged Finance	$53,883	$93,977	$147,860	$24,958	$4,000
Real Estate	27,236	7,705	34,941	—	—
Equipment Finance	772	—	772	—	—
Total	$81,891	$101,682	$183,573	$24,958	$4,000

The Company classifies a loan as Past Due when it is over 60 days delinquent.

An aged analysis of the Company’s past due receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans and Leases	Investment in > 60 Days & Accruing
December 31, 2016	($ in thousands)
Leveraged Finance	$—	$21,135	$21,135	$3,287,791	$3,308,926	$—
Real Estate	—	—	$—	10,624	10,624	—
Total	$—	$21,135	$21,135	$3,298,415	$3,319,550	$—
December 31, 2015
Leveraged Finance	$—	$27,165	$27,165	$2,600,149	$2,627,314	$8,530
Business Credit	—	—	—	342,281	342,281	—
Real Estate	—	—	—	100,732	100,732	—
Equipment Finance	—	—	—	173,253	173,253	—
Total	$—	$27,165	$27,165	$3,216,415	$3,243,580	$8,530

A general allowance is provided for loans and leases within the amortized portfolio that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan and lease losses on outstanding loans and leases held at amortized cost. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and lease losses. The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan and lease losses, management believes the allowance to be adequate as of December 31, 2016 in light of the estimated known and inherent risks identified through its analysis.

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

For Leveraged Finance loans and Equipment Finance loans and leases (prior to the latter being sold), the data set used to construct probabilities of default in its allowance for loan losses model, Moody’s CRD Private Firm Database, primarily contains middle market loans that share attributes similar to the Company’s loans. The Company also considers the quality of the loan or lease terms and lender protections in determining a loan loss in the event of default.

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

Prior to the sale of Business Credit, the Company utilized a proprietary model to risk rate the loans on a monthly basis. This model captured the impact of changes in industry and economic conditions as well as changes in the quality of the borrower’s collateral and financial performance to assign a final risk rating. The Company also evaluated historical net loss trends by risk rating from a comprehensive industry database covering more than twenty-five years of experience of the majority of the asset based lenders operating in the United States. Based upon the monthly risk rating from the model, the reserve was adjusted to reflect the historical average for expected loss from the industry database.

For consolidated VIEs to which the Company had provided transitional capital, we utilized a qualitative analysis which considered the business plans related to the entity, including expected hold periods, the terms of the agreements related to the entity, the Company’s historical credit experience, the credit migration of the entity’s loans to determine expected loss, as well as conditions in the capital markets.

The Company provided capital on a transitional basis to the Arlington Fund, prior to the completion of its term debt securitization on June 26, 2014. During the transitional hold period, the expected and actual loss on the Arlington Fund was zero and no allowance was recorded. The Company deconsolidated the Arlington Fund on June 26, 2014. The Company did not recognize any losses on loans on the date of deconsolidation.

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

A summary of the activity in the allowance for credit losses is as follows:

	Year Ended December 31, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	3,204	(172)	1,010	(1,291)	2,751
Provision for credit losses—specific	20,483	—	4,307	—	24,790
Reversal due to sale of Business Credit	—	(1,819)	—	—	(1,819)
Loans charged off, net of recoveries	(27,159)	—	(5,881)	—	(33,040)
Balance, end of period	$51,316	$—	$92	$—	$51,408
Balance, end of period—specific	$19,771	$—	$—	$—	$19,771
Balance, end of period—general	$31,545	$—	$92	$—	$31,637
Average balance of impaired loans	$176,286	$—	$24,595	$—	$200,881
Average net book value of impaired leases	—	—	—	542	542
Interest recognized from impaired loans and leases	$9,679	$—	$1,220	$12	$10,911
Loans and leases (1)
Loans individually evaluated with specific allowance	$73,499	$—	$—	$—	$73,499
Loans individually evaluated with no specific allowance	59,914	—	—	—	59,914
Loans and leases collectively evaluated without specific allowance	2,771,768	—	10,624	—	2,782,392
Total loans and leases	$2,905,181	$—	$10,624	$—	$2,915,805

(1)	Excludes $403.7 million of Leveraged Finance loans which the Company elected to record at fair value.

	Year Ended December 31, 2015
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$41,480	$1,334	$257	$622	$43,693
Provision for credit losses—general	7,473	657	93	669	8,892
Provision for credit losses—specific	9,043	—	306	146	9,495
Loans charged off, net of recoveries	(3,208)	—	—	(146)	(3,354)
Balance, end of period	$54,788	$1,991	$656	$1,291	$58,726
Balance, end of period—specific	$26,447	$—	$306	$—	$26,753
Balance, end of period—general	$28,341	$1,991	$350	$1,291	$31,973
Average balance of impaired loans	$172,578	$—	$36,106	$—	$208,684
Average net book value of impaired leases	—	—	—	863	863
Interest recognized from impaired loans and leases	$11,370	$—	$1,584	$36	$12,990
Loans and leases
Loans individually evaluated with specific allowance	$113,397	$—	$7,705	$—	$121,102
Loans individually evaluated with no specific allowance	44,049	—	27,236	772	72,057
Loans and leases collectively evaluated without specific allowance	2,469,868	342,281	65,791	172,481	3,050,421
Total loans and leases	$2,627,314	$342,281	$100,732	$173,253	$3,243,580

Included in the allowance for credit losses at December 31, 2016 and 2015 is an allowance for unfunded commitments of $0.5 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan and lease losses.

During 2016, the Company recorded a total provision for credit losses of $27.5 million. The Company decreased its allowance for credit losses to $51.4 million as of December 31, 2016 from $58.7 million at December 31, 2015. The Company had $33.0 million of net charge-offs and increased its general allowance for credit losses by 10 basis points during 2016, and recorded new specific provisions for credit losses of $24.8 million. The general allowance for credit losses covers probable losses incurred in the Company’s loan and lease amortized cost portfolio with respect to loans and leases for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its TDRs, as a percentage of “Loans and leases, net” was 4% as of December 31, 2016 and 6% as of December 31, 2015.

Note 5. Restricted Cash

Restricted cash as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	($ in thousands)
Collections on loans pledged to credit facilities	$43,822	$67,892
Principal and interest collections on loans held in trust and prefunding amounts	216,501	85,823
Customer escrow accounts	2,320	277
Total	$262,643	$153,992

As of December 31, 2016, the Company had the ability to use $183.6 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	($ in thousands)
Investments in debt securities—gross	$132,180	$111,020
Unamortized discount	(6,743)	(6,765)
Investments in debt securities—amortized cost	$125,437	$104,255

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at December 31, 2016 and 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2016
Collateralized loan obligations	$125,437	$286	$(6,416)	$119,307
	$125,437	$286	$(6,416)	$119,307

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2015
Collateralized loan obligations	$104,255	$—	$(10,078)	$94,177
	$104,255	$—	$(10,078)	$94,177

During 2016, the Company purchased $26.3 million of debt securities and a $6.0 million investment in debt securities was redeemed at par.

The Company did not sell any debt securities during 2016, 2015 or 2014.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	3	17	20
Fair value	$4,811	$68,737	$73,548
Amortized cost	4,885	75,079	79,964
Unrealized loss	$(74)	$(6,342)	$(6,416)

	December 31, 2015
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	20	3	23
Fair value	$86,245	$7,932	$94,177
Amortized cost	95,624	8,631	104,255
Unrealized loss	$(9,379)	$(699)	$(10,078)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at December 31, 2016 and 2015 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At December 31, 2016, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be Other Than Temporary. The Company did not record any net OTTI during 2016, 2015 or 2014.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$91	$20	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	53,177	48,404	34,017	30,470
Due after ten years through fifteen years	72,169	70,883	70,238	63,707
Total	$125,437	$119,307	$104,255	$94,177

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Fixed Assets

	December 31,
	2016	2015
	($ in thousands)
Leasehold improvements	$1,954	$2,271
Non-depreciable assets	20	20
Furniture and equipment	651	941
Software	390	492
	3,015	3,724
Less: Accumulated depreciation and amortization	2,741	3,086
	$274	$638

Depreciation expense for 2016, 2015, and 2014 was $0.2 million, $0.2 million and $0.3 million, respectively.

Note 8. Goodwill and Identified Intangibles Assets

The following table presents the carrying value of goodwill at the reporting unit level:

	December 31,
	2016	2015
	($ in thousands)
Goodwill	$17,884	$17,884
Total	$17,884	$17,884

The balance of goodwill at December 31, 2016 and 2015 is a result of the October 7, 2015 FOC Partners acquisition (Note 3).

Identified intangible assets consist of customer contracts resulting from the FOC Partners acquisition. The gross carrying amount of the identified intangible assets at December 31, 2016 was $0.6 million. The identified intangible assets are being amortized over their expected economic useful life which we estimate to be approximately 33 months.  Amortization expense for the years ended December 31, 2016 and 2015, amounted to $0.3 million and $0.5 million, respectively. There was no amortization expense for the same period in 2014.

Note 9. Borrowings

Credit Facilities

As of December 31, 2016 the Company had two credit facilities through certain of its wholly owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At December 31, 2016, the Company was in compliance with all such covenants. These covenants are customary and vary depending on the type of facility. These covenants include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

The Company has a $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans. The credit facility had an outstanding balance of $401.1 million and unamortized deferred financing fees of $6.4 million as of December 31, 2016. In February 2016 and June 2016, the Company upsized this facility, which increased the commitment amount from $475.0 million to $615.0 million. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company has a $250.0 million credit facility with Citibank to fund leveraged finance loans. The credit facility had an outstanding balance of $53.2 million and unamortized deferred financing fees of $2.4 million as of December 31, 2016. Interest on this facility accrues at a variable rate per annum. The facility provides for a revolving reinvestment period that ends on May 5, 2018, with a two-year amortization period.

On December 1, 2016, the Company sold the assets of Equipment Finance and the related platform.  In connection with the sale, the company repaid all outstanding indebtedness of Equipment Finance, including amounts outstanding under its $75.0 million note purchase agreement with Wells Fargo, with an outstanding balance of $16.9 million.

In September 15, 2016, the Company repaid the $350.0 million note purchase agreement with Credit Suisse that provided the financing to fund the purchase of broadly syndicated bank loans during the warehouse phase of the Arch Street CLO. The supplemental junior note commitment by NewStar Capital was also repaid in full. The notes were repaid from proceeds of the Arch Street CLO bond issuance.

On March 31, 2016, the Company sold its membership interest in Business Credit.  In connection with the sale, the Company repaid all outstanding indebtedness of Business Credit, including amounts outstanding under the $175.0 million credit facility with a syndicate of lenders agented by DZ Bank AG Deutsche Zentral-Genossenschaftbank Frankfurt (“DZ Bank”) with an outstanding balance of $102.0 million and the $165.0 million credit facility with a syndicate of lenders agented by Wells Fargo with an outstanding balance of $135.4 million, each of which was terminated. The Company accelerated and recognized deferred financing fees of $1.1 million and $0.7 million, respectively, related to the warehouse facilities during the first quarter of 2016.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes. The 2020 Notes issued on November 9, 2015, were issued at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp.  The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. At any time prior to May 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain public equity offerings at a price equal to 107.25% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon provided that immediately following the redemption, at least 65% of the 2020 Notes that were originally issued remain outstanding. Additionally, at any time prior to May 1, 2017, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of December 31, 2016 unamortized deferred financing fees were $5.5 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment on December 4, 2014 and January 23, 2015 which was $53.7 million as of December 31, 2016 and $60.0 million as of December 31, 2015. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of December 31, 2016, unamortized deferred financing fees were $4.9 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten-year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. The Subordinated Notes require a mandatory payment at the end of each accrual period, beginning on December 5, 2019. The Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

2012-2 CLO. On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At December 31, 2016, the $233.0 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $279.2 million. At December 31, 2016, deferred financing fees were $0.7 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2012-2 CLO
Class A	$190,700	$144,053	Libor+1.90%	January 20, 2023
Class B	26,000	26,000	Libor+3.25%	January 20, 2023
Class C	35,200	35,200	Libor+4.25%	January 20, 2023
Class D	11,400	11,400	Libor+6.25%	January 20, 2023
Class E	16,300	16,300	Libor+6.75%	January 20, 2023
	$279,600	$232,953

2013-1 CLO. On September 11, 2013, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2013-1 LLC (the “2013-1 CLO”) and sold and contributed $247.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2013-1 CLO. The

Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2013-1 CLO issued $338.6 million of notes to institutional investors. The Company retained $61.4 million, comprising 100% of the 2013-1 CLO’s membership interests, Class F notes, Class G notes, and subordinated notes. At December 31, 2016, the $321.9 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $383.3 million. At December 31, 2016, deferred financing fees were $2.6 million. The 2013-1 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in September 2016.

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

The following table sets forth selected information with respect to the 2013-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2013-1 CLO
Class A-T	$202,600	$188,349	Libor+1.65%	September 20, 2023
Class A-R	35,000	32,538	(1)	September 20, 2023
Class B	38,000	38,000	Libor+2.30%	September 20, 2023
Class C	36,000	36,000	Libor+3.80%	September 20, 2023
Class D	21,000	21,000	Libor+4.55%	September 20, 2023
Class E	6,000	6,000	Libor+5.30%	September 20, 2023
	$338,600	$321,887
(1)

Class A-R Notes accrue interest at the Class A-R CP Rate so long as they are held by a CP Conduit, and otherwise will accrue interest at the Class A-R LIBOR Rate or, in certain circumstances, the Class A-R Base Rate, but in no event shall the interest rate payable pari passu with the Class A-T Notes exceed the Class A-R Waterfall Rate Cap.

2014-1 CLO. On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At December 31, 2016, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At December 31, 2016, deferred financing fees were $2.0 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025
Class B-2	13,250	13,250	(1)	April 20, 2025
Class C	30,250	30,250	Libor+3.60%	April 20, 2025
Class D	23,500	23,500	Libor+4.75%	April 20, 2025
	$289,500	$289,500

(1)  Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO. On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At December 31, 2016, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At December 31, 2016, deferred financing fees were $3.2 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027
Class A-2	35,000	35,000	(1)	January 20, 2027
Class B	50,000	50,000	Libor+2.80%	January 20, 2027
Class C	38,500	38,500	Libor+3.85%	January 20, 2027
Class D	33,250	33,250	Libor+5.50%	January 20, 2027
	$410,250	$410,250

(1)  Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO. On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At December 31, 2016, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At December 31, 2016, deferred financing fees were $2.9 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027
Class A-2	23,000	23,000	(1)	August 25, 2027
Class B	40,000	40,000	Libor+2.90%	August 25, 2027
Class C	26,250	26,250	Libor+3.95%	August 25, 2027
Class D	28,500	28,500	Libor+5.25%	August 25, 2027
Class E	5,000	5,000	Libor+7.50%	August 25, 2027
	$327,750	$327,750

 (1)  Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. During the fourth quarter of 2016, the Company sold $7.5 million of the Class D notes.  At December 31, 2016, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At December 31, 2016, unamortized deferred financing fees were $2.4 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028
Class A-2	20,000	20,000	(1)	February 25, 2028
Class B	36,750	36,750	Libor+3.75%	February 25, 2028
Class C	22,500	22,500	Libor+5.40%	February 25, 2028
Class D	7,500	7,500	Libor+5.50%	February 25, 2028
	$263,250	$263,250

(1) Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At December 31, 2016, the outstanding note balance was $370.3 million and unamortized deferred financing fees were $4.2 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

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

	Notes originally issued	Outstanding balance December 31, 2016	Interest rate	Legal final maturity
	($ in thousands)
Arch Street CLO
Class X	$2,500	$2,500	Libor+1.25%	October 20, 2028
Class A	256,000	256,000	Libor+1.65%	October 20, 2028
Class B	48,000	48,000	Libor+2.24%	October 20, 2028
Class C	20,000	20,000	Libor+3.00%	October 20, 2028
Class D	22,750	22,750	Libor+4.20%	October 20, 2028
Class E	21,000	21,000	Libor+6.95%	October 20, 2028
	$370,250	$370,250

2007-1 CLO. In June 2007, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Trust 2007-1 (the “2007-1 CLO Trust”) and sold and contributed $600 million in loans and investments (including unfunded commitments), or portions thereof, to the 2007-1 CLO Trust. The Company remained the servicer of the loans. Simultaneously with the initial sale and contribution, the 2007-1 CLO Trust issued $546.0 million of notes to institutional investors. The Company retained $54.0 million, comprising 100% of the 2007-1 CLO Trust’s trust certificates. The 2007-1 CLO Trust permitted reinvestment of collateral principal repayments for a six-year period which ended in May 2013. During 2012, the Company purchased $0.2 million of the 2007-1 CLO Trust’s Class C notes. During 2010, the Company purchased $5.0 million of the 2007-1 CLO Trust’s Class D notes. During 2009, the Company purchased $1.0 million of the 2007-1 CLO Trust’s Class D notes.  On November 30, 2016, the Company called the 2007 CLO Trust and redeemed the notes at par.  In conjunction with the call, the Company received a principal distribution of $35.8 million.

2015-1 ABS. On September 1, 2015, NewStar Equipment Finance I, LLC, a subsidiary of the Company, completed a static asset-backed securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Lease Funding 2015-1 LLC (the “2015-1 ABS”) and sold and contributed $100.1 million in leases and equipment loans (including unfunded commitments), or portions thereof, to the 2015-1 ABS. The Company remained the servicer of the leases and equipment loans. Simultaneously with the initial sale and contribution, the 2015-1 ABS issued $70.0 million of notes to institutional investors. The Company retained all of the 2015-1 ABS’s membership interest and the Class B notes, totaling $40.6 million.  On October 17, 2016, the Company called the 2015-1 ABS and redeemed the notes at par.  In conjunction with the call, the Company received a principal distribution of $12.8 million.  The Company accelerated and recognized deferred financing fees of $1.1 million related to the repayment of the 2015-1 ABS.

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

Debt Maturities

The contractual obligations under credit facilities and term debt as of December 31, 2016 were as follows:

	Credit facilities	Term debt(1)	Senior notes	Subordinated notes	Total
	($ in thousands)
2017	$—	$—	$—	$—	$—
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	454,300	—	380,000	—	834,300
2021	—	—	—	—	—
Thereafter	—	2,215,840	—	300,000	2,515,840
Total	$454,300	$2,215,840	$380,000	$300,000	$3,350,140
(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

Note 10. Repurchase Agreements

 The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was zero. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was $31.3 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. A portion of the proceeds from our senior notes offering in November 2015 were used to pay down this facility.  As of December 31, 2016, the outstanding balance was $22.0 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of December 31, 2016, the outstanding balance was $1.7 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

On June 7, 2011, the Company entered into a five-year, $68.0 million financing arrangement with Macquarie Bank Limited backed primarily by a portfolio of commercial mortgage loans previously originated by the Company. The financing was structured as a master repurchase agreement under which the Company sold the portfolio of commercial mortgage loans to Macquarie for an aggregate purchase price of $68.0 million. The Company also agreed to repurchase the commercial mortgage loans from time to time

(including a minimum quarterly amount), and agreed to repurchase all of the commercial mortgage loans by June 7, 2016. Upon the repurchase of a commercial mortgage loan, the Company was obligated to repay the principal amount related to such mortgage loan plus accrued interest (at a rate based on LIBOR plus a margin) to the date of repurchase. On October 2, 2013, the Company entered into an amendment to this financing arrangement which, among other things, extended the date by which we had agreed to repurchase all of the commercial mortgage loans by one year to June 7, 2017, provided for $25.5 million of additional advances for existing eligible assets owned by the Company, allowed for the advance of up to $15.0 million to fund an additional commercial mortgage loan, and released $41.1 million of principal payments to the Company as unrestricted cash. On August 29, 2016, the Company redeemed in full the five-year, $68.0 million financing arrangement with Macquarie Bank Limited with an outstanding balance of $10.7 million. The Company accelerated and recognized deferred financial fees of $0.3 million related to repurchase facility during 2016.

Note 11. Commitments

The Company has non-cancelable operating leases for office space and office equipment and furniture. These leases expire over the next five years and contain provisions for certain annual rental escalations. Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 were as follows:

($ in thousands)
2017	$1,567
2018	1,409
2019	1,306
2020	576
2021	—
Thereafter	—

Rent expense was $2.1 million, $2.2 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s office space lease at its corporate headquarters in Boston, MA is scheduled to terminate on February 28, 2020.

Note 12. Stockholders’ Equity

Stockholders’ Equity

As of December 31, 2016 and 2015, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	December 31, 2016		December 31, 2015
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	42,820	145,000	46,527

Preferred Stock

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

On August 13, 2014, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares purchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The

Company completed the repurchase program during July 2015. Upon completion of the stock repurchase program, the Company had repurchased 892,911 shares of its common stock at a weighted average price per share of $11.20.

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

On October 7, 2015, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in open market or in privately negotiated transactions. On February 10, 2016, the Company’s Board of Directors authorized an increase to this stock repurchase program to authorize the repurchase of up to an aggregate of $30.0 million of the Company’s common stock (inclusive of approximately $4.9 million remaining under the existing program). The timing and amount of any shares purchased was determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program expired on December 31, 2016. Upon completion of the stock repurchase program, the Company had repurchased 2,640,544 shares of its common stock under this program at a weighted average price per share of $7.85, of which 1,000,000 shares were repurchased in a privately negotiated transaction with an unaffiliated third party for an aggregate purchase price of $7.0 million.

On October 21, 2016, the Company’s Board of Directors authorized the repurchase of 2,500,000 shares of the Company’s common stock in privately negotiated transactions outside of the Company’s previously announced stock repurchase program.

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors.  The repurchase program, will commence immediately following the expiry of the stock repurchase program authorized on October 7, 2015 and amended on February 10, 2016.  The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The new repurchase program, commenced immediately following the expiration of the prior stock repurchase program, which was authorized on October 7, 2015 amended on February 10, 2016 and expired on December 31, 2016. The new repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice.

Warrants

On December 4, 2014, the Company issued warrants to purchase 9,500,000 million shares of its common stock as part of the strategic relationship with Franklin Square Capital Partners ("Franklin Square"). Each warrant allows the warrant holder to purchase one share of the Company's common stock at a purchase price equal to $12.62 per share. The warrants were deemed to be freestanding and indexed to the Company's common stock. As such they were recorded at relative fair value, with no required subsequent re-measurement. The warrants expire on December 4, 2024. At December 31, 2016, the warrants had a fair value of $63.6 million, net of assumed transaction costs.

On January 23, 2015, the Company completed its issuance of warrants as part of the strategic relationship with Franklin Square. The Company issued additional warrants to purchase 2,500,000 million shares of its common stock subject to the same terms as the warrants that were issued on December 4, 2014.

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

During 2016, the Company issued 523,903 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 74,020 shares of restricted stock to non-employee members of the Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance.

The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for 2016 and 2015 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2014	315,338	$4,091
Granted	407,228	4,322
Vested	(219,802)	(2,710)
Forfeited	(6,060)	(74)
Non-vested as of December 31, 2015	496,704	5,629
Granted	597,923	3,835
Vested	(250,846)	(2,876)
Forfeited	(2,947)	(24)
Non-vested as of December 31, 2016	840,834	6,564

The Company’s compensation expense related to its restricted stock was $3.7 million, $3.3 million and $2.5 million for 2016, 2015 and 2014, respectively. The unrecognized compensation cost of $2.3 million at December 31, 2016 is expected to be recognized over approximately the next three years.

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

During 2011, stock options exercisable for an aggregate of 52,500 shares of common stock were issued to certain employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan, as amended and stock options exercisable for an aggregate of 55,000 shares were issued to certain members of its Board of Directors. The stock options have exercise prices between $10.11 and $10.59, representing the closing prices of the common stock on the respective dates of issuance. The options granted to employees vested in three equal installments on each of the first three anniversaries of the date of grant and have a seven-year life. The options granted to directors vested in full on the one-year anniversary of the date of grant and have a seven–year life.

Stock option activity for 2016 and 2015 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2014	4,628,439	5.00	2
Granted	—	—	0
Exercised	(2,092,092)	3.22	0
Forfeited	(22,815)	14.02	1
Outstanding as of December 31, 2015	2,513,532	5.75	1
Granted	—	—	0
Exercised	(1,761,926)	3.04	0
Forfeited	(329,914)	16.37	0
Outstanding as of December 31, 2016	421,692	8.72	1
Vested and exercisable as of December 31, 2016	421,692	8.72	1

The Company did not grant any options during 2016 or 2015. As of December 31, 2016 and 2015, the Company has recognized all compensation costs related to options granted. During 2014, the Company recognized compensation expense of $0.1 million, respectively related to its stock options.

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

The computations of basic and diluted earnings per share for the periods ended December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Numerator:
Net income to common shareholders	$28,224	$16,890	$10,594
Net income allocated to participating securities - basic and diluted	490	182	72
Net income allocated to common shareholders - basic and diluted	$27,734	$16,708	$10,522
Denominator:
Denominator for basic earnings per common share	45,592	45,631	48,267
Denominator for diluted earnings per common share:
Potentially dilutive securities—options	26	1,904	3,229
Potentially dilutive securities—restricted stock	—	—	—
Potentially dilutive securities—warrants	—	—	79
Total weighted average diluted shares	45,618	47,535	51,575
Earnings per common share
Basic	$0.61	$0.37	$0.22
Diluted	0.61	0.35	0.21

Warrants to purchase common stock totaling 12,000,000 were not included in the computation of earnings per share for the years ended December 31, 2016 and 2015 due to the fact that the results would be anti-dilutive.

Note 14. Variable Interest Entity

On October 1, 2015, the Company adopted ASU 2015-2, Consolidation – Amendments to the Consolidation Analysis which revised the existing consolidation guidance and required the Company to re-evaluate its consolidation conclusions under the new model. The new consolidation model revised the conditions required for consolidation, the criteria to be considered a variable interest entity and the determination of the primary beneficiary. The Company’s involvement in VIEs includes term debt securitizations and sponsored funds.

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that it could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. VIEs that have been consolidated are disclosed in Note 9.

Unconsolidated VIEs

In November 2016, NewStar closed a new managed credit fund, NewStar Berkeley Fund CLO LLC (the “Berkeley Fund”), a $505 million term debt securitization. The Berkeley Fund is the fourth credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with European Union (“EU”) risk retention rules, the Company holds 5% of each class of notes in the securitization (vertical strip), totaling $25.3 million. The Berkeley Fund employs an independent investment professional who is responsible for investment decision making on behalf of the fund. The Company has determined that it is not the primary beneficiary of the Berkeley Fund and will not consolidate the Berkeley Fund’s operating results or statements of financial position; however, the Company has determined that it has a variable interest in the Berkeley Fund as it holds notes of the securitization.

In January 2015, NewStar closed a new managed credit fund, NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of notes in the securitization (vertical strip), totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the fund. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position; however, the Company has determined it has a variable interest in the Clarendon Fund as it holds notes of the securitization.

In October 2015, NewStar acquired FOC Partners, which now operates as NewStar Capital. At acquisition, NewStar Capital was the investment manager for six collateralized loan obligations and two sponsored funds and provided discretionary services to a series of separately managed accounts. The Company determined that it was not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however, the Company determined that it had a variable interest in a fund as it holds approximately one percent of the interest of the fund.

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	($ in thousands)
Unconsolidated VIE assets	$912,900	$483,581
Unconsolidated VIE liabilities	810,030	362,383
Equity interest included on the Consolidated Balance Sheet	50,386	23,910
Maximum risk of loss (1)	50,794	24,327
(1)

Includes equity investment the Company has made, or is required to make, and any earned but uncollected management and incentive fees. The Company does not record performance and incentive allocations until the respective measurement period has ended.

Former Unconsolidated VIEs

In April 2013, the Company formed a new managed credit fund, NewStar Arlington Fund LLC (“Arlington Fund”) in partnership with an institutional investor to co-invest in middle market commercial loans originated by the Company’s Leveraged

Finance group. As the managing member of the Arlington Fund, the Company retained full discretion over Arlington Fund’s investment decisions, subject to usual and customary limitations, and earned management fees as compensation for its services. For 2014, the management fee was $0.5 million.

On April 4, 2013, Arlington Fund entered into an agreement establishing $147.0 million of Class A variable funding notes (the “Class A Notes”) and $28.0 million of Class B variable funding notes (the “Class B Notes”) to partially fund eligible middle market loan origination for Arlington Fund. Wells Fargo Bank, National Association funded the Class A Notes as the initial Class A lender and the Company funded the Class B Notes as the initial Class B lender. For 2014, interest expense on the Class B Notes totaled $0.7 million. For 2014, the Fund distributed excess cash to its institutional investor totaling $0.7 million.

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

Although the Company consolidated all of the assets and liabilities of Arlington Fund during the period from April 4, 2013 through June 26, 2014, its maximum exposure to loss was limited to its investments in membership interests in Arlington Fund, its Class B Note receivable, as well as the management fee receivable from Arlington Fund. These items defined the Company’s economic relationship with Arlington Fund but were eliminated upon consolidation. The Company managed the assets of Arlington Fund solely for the benefit of its lenders and investors. If the Company were to have liquidated, the assets of Arlington Fund would not have been available to the Company's general creditors. Conversely, the investors in the debt of Arlington Fund had no recourse to the Company's general assets. Therefore, the Company did not consider this debt its obligation.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their fluctuating nature, the Company cannot know with certainty the aggregate amounts that will be required to fund its unfunded commitments. The aggregate amount of these unfunded commitments may exceed the Company’s available funds.

At December 31, 2016, the Company had $326.1 million of unused lines of credit. Of these unused lines of credit, unfunded commitments related to revolving credit facilities were $257.5 million and unfunded commitments related to delayed draw term loans were $68.6 million. These commitments may expire without being drawn upon as such the total commitment does not necessarily represent future cash requirements.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2016	2015
	($ in thousands)
Unused lines of credit	$326,051	$601,805
Standby letters of credit	8,239	8,696

Note 16. Total Return Swap

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

On December 4, 2014, NewStar TRS I LLC, a newly-formed subsidiary of the Company, entered into a total return swap of senior secured floating rate loans with Citibank, N.A.  The initial maximum market value (determined at the time such loan became subject to the TRS) of the portfolio of loans subject to the TRS was $75.0 million. On March 2, 2015, we entered into an amendment to the TRS that increased the maximum value to $150.0 million, and on July 14, 2015, we entered into an additional amendment to the TRS that increased the maximum value to $175.0 million.

Upon maturity of the TRS on March 31, 2016, the Company purchased $138.9 million of the loans in the referenced portfolio.  The majority of these loans were purchased to fund future CLOs of the Company and its wholly owned subsidiary NewStar Capital. The Company recorded these loans at fair value which was determined by using the midpoint of the bid-ask spread provided by an independent third-party pricing service.

The Company recorded interest income from the TRS portfolio of $2.2 million, interest expense from the TRS portfolio of $0.8 million, and a realized loss on the TRS of $6.1 million in the consolidated statement of operations for the year ended December 31, 2016.

At December 31, 2015, the receivable and realized loss on the total return swap on the consolidated balance sheet and consolidated statements of operations consisted of the following:

	Net Receivable	Net Realized Gains/(Losses)
	($ in thousands)
Interest income from TRS portfolio	$—	$8,667
TRS interest expense	—	2,652
Realized loss on TRS	(5,816)	(4,822)
TRS receivable	1,377	—

The fair value of the TRS was reflected as an unrealized gain or loss on the total return swap on the consolidated balance sheet, within other assets or liabilities. The change in value of the TRS was reflected in the consolidated statements of operations as loss on total return swap.

As of December 31, 2015, the fair value of the underlying referenced portfolio was $155.6 million.

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of December 31, 2016 and 2015, the Company had cash collateral on deposit with Citibank of $0 and $56.5 million, respectively.

The Company paid interest to Citibank for each loan at a rate equal to one-month LIBOR plus 1.60% per annum. Upon the termination or repayment of any loan under the TRS Agreement, the Company would deduct the appreciation of such loan's value from any interest owed to Citibank or pay the depreciation amount to Citibank in addition to remaining interest payments.

Note 17. Income Taxes

The components of income tax expense are as follows:

	December 31,
	2016	2015	2014
	($ in thousands)
Current tax expense:
Federal	$25,300	$8,613	$3,245
State	4,475	4,006	1,667
Total current	29,775	12,619	4,912
Deferred tax expense (benefit):
Federal	(9,883)	426	2,440
State	535	(1,094)	133
Total deferred	(9,348)	(668)	2,573
Income tax expense	$20,427	$11,951	$7,485

The Company’s effective tax rate for 2016 and 2015 reflects the impact of tax filing in additional states and changes in the tax rate on cumulative temporary differences.

The effective tax rate differed from the statutory federal corporate rate of 35% as follows:

	December 31,
	2016	2015	2014
	($ in thousands)
Federal statutory rate	$17,028	$10,094	$6,328
State income taxes, net of federal tax benefit	3,256	1,893	1,170
Other	143	(36)	(13)
	$20,427	$11,951	$7,485

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2016 and 2015, components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	($ in thousands)
Deferred tax asset:
Allowance for credit losses	$23,353	$29,105
Capitalized startup costs	—	103
Other	4,243	1,483
Securities fair value adjustments	2,491	4,166
Equity compensation	2,505	6,950
Accrued bonus and severance	6,886	6,728
Income from non-performing assets	4,329	4,325
Equity positions	1,272	—
Other real estate owned	73	—
Intangible Assets	293	196
Gross deferred tax asset	45,445	53,056
Deferred tax liability:
Prepaid expenses	1,091	1,226
Mark-to-market loans	294	420
Deferred loan costs	1,488	1,971
Cancellation of term debt income	1,185	1,778
Equity positions	—	2,498
Equipment leasing	—	11,113
Goodwill	580	917
Gross deferred tax liability	4,638	19,923
Net deferred tax asset	$40,807	$33,133

As of December 31, 2016 and 2015, we had net deferred tax assets of $40.8 million and $33.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at December 31, 2016. Management considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered our recent history of taxable income, trends in our earnings, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loan losses) on the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of December 31, 2016.

As of December 31, 2016 and 2015, the Company did not have any material accrued interest, penalties or uncertain tax positions.

The Company files U.S. federal and various state income tax returns. As of December 31, 2016, the Company is subject to examination by the Internal Revenue Service and most state tax authorities for tax years after December 31, 2012. A few states remain subject to examination for the year ended December 31, 2011. During 2016, the Company received an examination notification from the Internal Revenue Service for the 2014 tax year. There have been no significant issues identified and the examination is still in process at December 31, 2016.

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

Loans

Loans designated to Credit Funds managed by NewStar Capital are recorded at fair value on a recurring basis. The Company has elected to apply fair value option accounting to these loans which is consistent with the manner in which the Credit Funds are managed.  The fair value of these loans are based on third party pricing services.  These loans are classified as Level 2. During the twelve months ended December 31, 2016, the Company recorded a $5.5 million gain from the change in fair value which was recorded in other miscellaneous income, net.

Total return swap

The fair value of the total return swap was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company recorded the total return swap with Citibank as Level 2.  At December 31, 2016, the Company no longer participated in the TRS.  At December 31, 2015, the TRS was included within Other liabilities on the consolidated balance sheet.  The TRS had a maximum notional amount of $175.0 million and was carried at an estimated fair value of $(4.4) million, comprised of $1.4 million of interest receivable and an unrealized loss of $5.8 million on the underlying loan portfolio.

Contingent Liability

The contingent liability relating to potential credit indemnification obligations in connection with the Equipment Finance sale is recorded at fair value on a recurring basis.  The measurement of the contingent liability is based on the Company’s periodic portfolio review of the then outstanding loans and leases sold.  The Company has an agreement with the third party buyer to provide a review of the portfolio on a periodic basis.  The Company uses the portfolio review, historical knowledge of the portfolio, changes in market indexes, management’s assumptions related to the credit rating, prepayment and collateral value assumptions and other factors such as current market conditions to calculate management’s best estimate of expected losses. This contingent liability is classified as a Level 3.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the twelve months ended December 31, 2016, the Company recorded $4.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at December 31, 2016, of which $4.2 million was subsequently charged off when the impaired loans were transferred to the held-for-sale portfolio. During 2015, the Company recorded $0.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or fair value.  Loans held-for-sale measured at fair value may consist of loans that have had credit downgrades and/or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the twelve months ended December 31, 2016, the Company recorded a $2.4 million gain related to “Loans, held-for-sale” measured at fair value.  During 2015, the Company recorded a $2.6 million loss related to “Loans, held-for-sale” measured at fair value.

Other real estate owned or repossessed assets

The fair value of other real estate owned or repossessed assets is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. Management may adjust the fair value for estimated costs to sell or adjust values to reflect estimated market value declines or apply other discounts to values. The Company records the other real estate owned and repossessed assets as Level 3.  During the twelve months ended December 31, 2016, the Company recorded a $0.3 million expense to write down other real estate owned to fair value.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$119,307	$119,307
Loans	—	403,745	—	403,745
Total assets recorded at fair value on a recurring basis	$—	$403,745	$119,307	$523,052
Liabilities:
Contingent liability	$—	$—	$1,350	$1,350
Total liabilities recorded at fair value on a recurring basis	$—	$—	$1,350	$1,350
Nonrecurring Basis:
Assets:
Loans, held-for-sale	$—	$69,875	$75,531	$145,406
Other real estate owned/repossessed assets	—	—	15,750	15,750
Total assets recorded at fair value on a nonrecurring basis	$—	$69,875	$91,281	$161,156

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
Assets:
Collateral dependent impaired loans	$—	$—	$27,473	$27,473
Loans, held-for-sale	—	140,151	—	140,151
Other real estate owned/repossessed assets	—	—	250	250
Total assets recorded at fair value on a nonrecurring basis	$—	$140,151	$27,723	$167,874

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2016.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$119,307	Broker quotes	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	75,531	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5% - 30%
Other real estate owned/repossessed assets	15,750	Appraisal	Cost to sell	3% - 7%
Total Assets:	$210,588
Financial liabilities:
Contingent liability	$1,350	Valuation model	PoD/LGD
Total Liabilities:	$1,350

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2015.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$94,177	Broker quotes	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans and leases, net	27,473	Market comparables	Cost to sell	3% - 7%
	250	Valuation model	Marketability discount	5% - 30%
Total:	$121,900

Changes in Level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during 2016 and 2015 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as Level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of Level 1, 2, or 3 during 2016 and 2015.

For the year ended December 31, 2016:

	Investments in Debt Securities, Available- for-sale	Contingent Liability
	($ in thousands)
Balance as of December 31, 2015	$94,177	$—
Total gains or losses (realized/unrealized)
Included in earnings	875	—
Included in other comprehensive income	3,942	—
Initial recognition		1,350
Purchases	26,313	—
Issuances	—	—
Settlements	(6,000)	—
Balance as of December 31, 2016	$119,307	$1,350

For the year ended December 31, 2015:

Investments in Debt Securities, Available- for-sale
($ in thousands)
Balance as of December 31, 2014	$46,881
Total gains or losses (realized/unrealized)
Included in earnings	791
Included in other comprehensive income	(10,097)
Purchases	89,602
Issuances	—
Settlements	(33,000)
Balance as of December 31, 2015	$94,177

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$154,480	$154,480	$35,933	$35,933
Restricted cash	262,643	262,643	153,992	153,992
Cash collateral on deposit with custodians	7,564	7,564	61,081	61,081
Investments in debt securities available-for-sale	119,307	119,307	94,177	94,177
Loans and leases, net	3,239,191	3,241,910	3,134,072	3,147,117
Loans held-for-sale	144,060	145,406	478,785	483,781
Other assets	15,954	15,954	14,255	14,255
Financial liabilities:
Credit facilities (1)	$445,493	$445,493	$832,686	$832,686
Term debt (1)	2,195,064	2,230,102	1,821,519	1,819,344
Repurchase agreements (1)	55,046	55,046	96,224	101,433
Senior notes (1)	373,919	380,000	372,153	368,600
Subordinated notes (1)	241,390	303,916	209,509	266,857
Other liabilities	1,350	1,350	4,439	4,439
(1)	Prior year has been adjusted to reflect the adoption of ASU 2015-03.

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2016 and 2015. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, cash collateral on deposit with custodians, investments in debt securities, available-for-sale, and financial information disclosed above.

			Fair Value Measurements
December 31, 2016	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,239,191	$3,241,910	$—	$—	$3,241,910
Loans held-for-sale	144,060	145,406	—	69,875	75,531
Other assets	15,954	15,954	—	—	15,954
Financial liabilities:
Credit facilities	445,493	445,493	—	445,493	—
Term debt securitizations	2,195,064	2,230,102	—	2,230,102	—
Repurchase agreements	55,046	55,046	—	55,046	—
Senior notes	373,919	380,000	—	380,000	—
Subordinated notes	241,390	303,916	—	—	303,916
Other liabilities	1,350	1,350	—	—	1,350

December 31, 2015	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans and leases, net	$3,134,072	$3,147,117	$—	$—	$3,147,117
Loans held-for-sale	478,785	483,781	—	483,781	—
Other assets	14,255	14,255	—	—	14,255
Financial liabilities:
Credit facilities (1)	832,686	832,686	—	832,686	—
Term debt securitizations (1)	1,821,519	1,819,344	—	1,819,344	—
Repurchase agreements (1)	96,224	101,433	—	101,433	—
Senior notes (1)	372,153	368,600	—	368,600	—
Subordinated notes (1)	209,509	266,857	—	—	266,857
Other liabilities	4,439	4,439	—	4,439	—

(1) Prior year has been adjusted to reflect the adoption of ASU 2015-03.

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

Other assets/other liabilities: Comprised of non-public investments, contingent liability and through March 31, 2016, the total return swap. The non-public investments are carried within other assets at $16.0 million and $14.3 million, as of December 31, 2016 and 2015, respectively. These investments are in the form of equity or warrants and are obtained as part of the loan origination process. The investments are initially recorded at cost and reviewed quarterly.  If the fair value is less than cost then the investment is written down to fair value with the necessary adjustment recorded through current earnings.  Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value is adjusted for discounts related to lack of liquidity. The Company classifies equity and warrants as Level 3. The contingent liability was included in other liabilities as of December 31, 2016. Its fair value was based on periodic portfolio review and various assumptions used by management.  The Company classifies the contingent liability as Level 3. The total return swap, which was included in other liabilities as of December 31, 2015, was based on third party pricing services who collect prices through a variety of methods including dealer runs, indicative sheets and online posts. The Company classified the total return swap as Level 2.

Note 19. Employee Benefit Plans

The Company maintains a contributory 401(k) plan covering all full-time employees. The Company matches 100% of an employee’s voluntary contributions up to a limit of 6% of the employee’s base salary, subject to IRS guidelines. Expense for 2016, 2015 and 2014 was $0.7 million, $0.8 million and $0.7 million, respectively.

Note 20. Segment Reporting

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

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers.

Asset Management

The Asset Management segment represents our investment advisory activities which include credit funds managed by the Company and NewStar Capital.  Credit funds managed by the Company focus on middle market loans, liquid tradeable credit and liquid loan strategies. NewStar Capital manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

The following tables presents the statement of operations and total assets for the Company’s reportable segments:

	Twelve Months Ended December 31, 2016
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$84,454	$4,917	$89,371
Provision for loan losses	27,541	—	27,541
Net interest income after provision	56,913	4,917	61,830
Noninterest income:
Management fees	—	11,665	11,665
Performance fees	—	1,734	1,734
Other lending fees	7,141	137	7,278
Gain/(loss) on sale of loans and equipment	(1,598)	307	(1,291)
Other noninterest income (1)	29,298	5,576	34,874
Total noninterest income	34,841	19,419	54,260
Non-interest expense	55,177	12,262	67,439
Income before income taxes	$36,577	$12,074	$48,651
Income tax expense			20,427
Net income			$28,224
(1) Includes fair value adjustment on Loans held-for-sale.

	Twelve months ended December 31, 2015
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income (loss)	$81,005	$(206)	$80,799
Provision for loan losses	18,387	—	18,387
Net interest income after provision	62,618	(206)	62,412
Noninterest income:
Management fees	—	6,661	6,661
Other lending fees	13,508	—	13,508
Gain on sale of loans and equipment	1,108	—	1,108
Other noninterest (loss) income (1)	(2,982)	62	(2,920)
Total noninterest income	11,634	6,723	18,357
Non-interest expense	46,873	5,055	51,928
Income before income taxes	$27,379	$1,462	$28,841
Income tax expense			11,951
Net income			$16,890
(1) Includes fair value adjustment on Loans held-for-sale.

	Twelve Months Ended December 31, 2014
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income (loss)	$83,663	$(4,156)	$79,507
Provision for loan losses	27,108	—	27,108
Net interest income after provision	56,555	(4,156)	52,399
Noninterest income:
Management fees	—	1,054	1,054
Other lending fees	2,466	1	2,467
Loss on sale of loans and equipment	(201)	—	(201)
Other noninterest income (loss)	8,585	(460)	8,125
Total noninterest income	10,850	595	11,445
Non-interest expense	45,363	402	45,765
Income (loss) before income taxes	$22,042	$(3,963)	$18,079
Income tax expense			7,485
Net income			$10,594

December 31, 2016	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross (including loans at fair value of $403,745)	$2,915,805	$403,745	$3,319,550
Loans held-for-sale, gross	145,966	—	145,966
Investments in debt securities, available-for-sale	—	119,307	119,307
Other	374,851	80,918	455,769
Total Balance Sheet Assets	3,436,622	603,970	4,040,592
Illiquid Credit funds *	—	1,314,690	1,314,690
Liquid/Tradeable Credit *	—	1,833,607	1,833,607
Total Assets	3,436,622	3,752,267	7,188,889
Less: Non Managed assets (1)	374,851	74,175	449,026
Total Managed Assets	$3,061,771	$3,678,092	$6,739,863

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

Note 21. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd. (the “Fund”), a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. Prior to December 6, 2013 when the Fund called the notes of its term debt securitization, the Fund paid the Company a management fee, payable monthly in arrears, based on the carrying value of the total gross assets attributable to the applicable series of each class of shares at the end of each month. Subsequent to December 6, 2013, the Fund pays the Company a fee when cash is distributed to its investors. For 2016 and 2015, the Fund paid the Company $0.06 million and $0.05 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For 2016 and 2015, the Arlington Program’s collateral management fee was $2.0 million and $2.0 million, respectively.

On January 15, 2015, the Company announced the closing of the Clarendon Fund, a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For 2016 and 2015, the Clarendon Fund’s collateral management fee was $2.0 million and $2.0 million, respectively.

On November 30, 2016, the Company announced the closing of the Berkeley Fund, a $505.0 million term debt securitization. The Berkeley Fund is the fourth credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $25.3 million. The Berkeley Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Berkeley Fund and will not consolidate the Berkeley Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated November 29, 2016, the Company serves as collateral manager of the Berkeley Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date.

In October 2016, the Company repurchased 2,000,000 shares of its common stock from Capital Z Financial Services Fund II, L.P. and a related fund in a privately negotiated transaction for an aggregate purchase price of $17,860,000. The Company also repurchased 500,000 shares of its common stock in a privately negotiated transaction from a former executive officer at an aggregate purchase price of $4,465,000. The transactions were executive outside of the Company’s previously announced stock repurchase program.

Note 22. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly information for 2016 and 2015 is shown in the following table.

	For the three months ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands)
Summary Results of Operations Data:
Interest income	$64,217	$65,155	$59,392	$61,952	$60,591	$54,574	$46,871	$39,749
Interest expense	43,529	39,897	38,486	39,433	36,222	31,345	31,085	22,334
Net interest income	20,688	25,258	20,906	22,519	24,369	23,229	15,786	17,415
Provision for credit losses	2,635	3,570	3,623	17,713	3,667	4,534	3,208	6,978
Net interest income after provision for credit losses	18,053	21,688	17,283	4,806	20,702	18,695	12,578	10,437
Total non-interest income	19,783	10,966	4,359	19,152	3,310	3,492	7,429	4,126
Total operating expenses	19,462	18,069	12,840	17,068	16,872	13,380	11,444	10,232
Income before income taxes	18,374	14,585	8,802	6,890	7,140	8,807	8,563	4,331
Income tax expense	8,044	5,941	3,561	2,881	2,931	3,665	3,563	1,792
Net income	$10,330	$8,644	$5,241	$4,009	$4,209	$5,142	$5,000	$2,539
Net income per share:
Basic	$0.23	$0.19	$0.11	$0.09	$0.09	$0.11	$0.11	$0.05
Diluted	0.23	0.19	0.11	0.09	0.09	0.11	0.10	0.05

Note 23. Subsequent Events

Dividend Policy

On February 14, 2017, the Company’s Board of Directors initiated a quarterly cash dividend. The first cash dividend of $0.02 per share is expected to be paid on March 17, 2017 to stockholders of record on March 2, 2017.  While it is the Company’s intention to pay quarterly cash dividends for the foreseeable future, the amount, timing and frequency of any future dividend payments remains in the discretion of the Company’s Board of Directors, taking into account the Company’s financial condition and results of operation, its capital needs, market conditions and other factors that the board considers appropriate at the time. In addition, the indenture governing the Company’s senior notes imposes certain limitations on the Company’s ability to declare and pay dividends on its common stock or to make other restricted payments, including repurchasing its common stock. Such limitations are calculated in part by reference to our consolidated net income, as calculated under the indenture. Our ability to declare dividends for future periods thus depends on both its earnings and the amount of prior dividends, stock repurchases and other restricted payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 57 of this Annual Report.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 (the “2017 Proxy Statement”) captioned “Proposal 1: Election of Directors,” “Corporate Governance—Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

Name	Age	Position
Timothy J. Conway	62	Chairman, Chief Executive Officer and President
John K. Bray	60	Chief Financial Officer
Daniel D. McCready	60	Chief Investment Officer
Patrick F. McAuliffe	59	Head- Leveraged Finance Origination
Mark du Four	52	Head- Capital Markets

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

Daniel D. McCready, has served as our Chief Investment Officer since July 2016, prior to which he served as our Chief Credit Officer since March 2013. He chairs the Investment and Underwriting Committees and is also a member of NewStar’s Management Committee. Mr. McCready has over thirty years of experience in leveraged finance, asset based finance and sponsor coverage. He joined the company from CIT Group, where he was Chief Credit Officer of Corporate Finance, and a member of the Credit Policy Committee. Mr. McCready has held risk leadership positions for over fourteen years, including credit management and restructuring at GE Capital and CIBC World Markets. His previous experience includes sponsor finance origination and debt capital markets at Bankers Trust/Deutsche Bank and Bank of America. Mr. McCready received his undergraduate degree from the US Naval Academy and his masters of business administration from George Washington University.

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

In addition, we also have a Code of Business Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company. A copy of the code is posted on the Company’s website at www.newstarfin.com.

Item 11.	Executive Compensation

Information required by Item 11 is incorporated by reference from the information responsive thereto contained in the sections of the 2017 Proxy Statement captioned “Board of Directors—Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from the information responsive thereto contained in the sections of the 2017 Proxy Statement captioned “Shares held by Principal Stockholders and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is incorporated by reference from the information responsive thereto contained in the sections of the 2017 Proxy Statement captioned “Corporate Governance” and “Corporate Governance—Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is incorporated by reference from the information responsive thereto contained in the section of the 2017 Proxy Statement in the proposal titled “Ratification of Independent Registered Public Accounting Firm.”

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

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSTAR FINANCIAL, INC.

Date: March 2, 2017	By:	/s/ John K. Bray
John K. Bray
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Conway	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2017
Timothy J. Conway

/s/ John K. Bray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2017
John K. Bray

/s/ Charles N. Bralver	Director	March 2, 2017
Charles N. Bralver

/s/ Bradley E. Cooper	Director	March 2, 2017
Bradley E. Cooper

/s/ Brian L.P. Fallon	Director	March 2, 2017
Brian L.P. Fallon

/s/ Frank R. Noonan	Director	March 2, 2017
Frank R. Noonan

/s/ Maureen P. O’Hara	Director	March 2, 2017
Maureen P. O’Hara

/s/ Richard E. Thornburgh	Director	March 2, 2017
Richard E. Thornburgh

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2(a)	Interest Purchase Agreement by and among NewStar Financial, Inc. (the “Company”), Core Financial Holdings, LLC and Core Business Credit, LLC dated as of November 1, 2010.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 2, 2010 and incorporated herein by reference.

2(b)	Purchase Agreement, dated as of September 16, 2015, by and among the Company, Andrea S. Feingold, and R. Ian O’Keeffe.

Previously filed as Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-33211) filed on November 5, 2015 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)	Stockholders’ Agreement, dated as of June 18, 2004, among the Company (f/k/a Novus Capital, Inc.) and the Stockholders party thereto.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on September 21, 2006, and incorporated herein by reference.

4(a)(1)	First Amendment to Stockholders’ Agreement, dated as of August 22, 2005, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(2)	Second Amendment to Stockholders’ Agreement, dated as of June 5, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(3)	Third Amendment to Stockholders’ Agreement, dated as of December 12, 2006, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

4(a)(4)	Fourth Amendment to Stockholders’ Agreement, dated as of March 26, 2007, entered in connection with the Stockholders’ Agreement, dated as of June 18, 2004.	Previously filed as Exhibit 4(a)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33211) filed on March 10, 2008 and incorporated herein by reference.

4(b)	Form of Common Stock Certificate.	Previously filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on November 30, 2006 and incorporated herein by reference.

4(c)	Indenture, dated as of April 22, 2015, between the Company and U.S. Bank National Association, as trustee (including the Form of Note attached as Exhibit A thereto).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(d)	Indenture, dated as of June 5, 2007, by and between NewStar Commercial Loan Trust 2007-1, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

4(e)	Indenture, dated as of December 18, 2012, by and between NewStar Commercial Loan Funding 2012-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

4(f)	Indenture, dated as of September 11, 2013, by and between the NewStar Commercial Loan Funding 2013-1 LLC and U.S. Bank National Association.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

4(g)	Indenture by and between NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of April 17, 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

4(h)	Indenture by and between NewStar Commercial Loan Funding 2015-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

4(i)	Indenture by and between NewStar Commercial Lease Funding 2015-1 LLC, as Issuer, and Wells Fargo Bank, National Association as Trustee and Custodian, dated as of September 1, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

4(j)	Indenture by and between NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

4(k)	Indenture by and between NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 2, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

4(l)	Indenture by and between Arch Street CLO, LTD., as Issuer, Arch Street CLO, LLC., as Co-Issuer, and U.S. Bank National Association, as Trustee, dated as of September 15, 2016.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference.

10(a)(1)	Lease, dated as of October 31, 2012, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant.	Previously filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated as of September 12, 2013, between Five Hundred Boylston West Venture, as Landlord, and the Company, as Tenant	Previously filed as Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33211) filed on March 13, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

Previously filed as Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-33211) filed on August 8, 2007 and incorporated herein by reference.

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

Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33211) filed on August 6, 2008 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(1)(z)	First Amendment to Sixth Amended and Restated Servicing Agreement dated as of January 26, 2016, by and among NewStar CP Funding, LLC, NewStar Financial, Inc., and Wells Fargo Securities, LLC.

Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 001-33211) filed on May 5, 2016 and incorporated herein by reference.

10(b)(2)

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

10(b)(3)(b)	Commercial Loan Sale Agreement, dated as of June 5, 2007, by and between the Company, as Originator and NewStar Commercial Loan LLC 2007-1 as Trust Depositor.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(3)(c)	Note Purchase Agreements, dated as of June 5, 2007, by NewStar Commercial Loan Trust 2007-1.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(3)(d)	Class A-2 Note Purchase Agreement, dated as of June 5, 2007, among NewStar Commercial Loan Trust 2007-1, as Issuer, U.S. Bank N.A., as Class A-2 Agent and the Class A-2 Holders party thereto.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on June 7, 2007 and incorporated herein by reference.

10(b)(4)(a)

Revolving Credit and Security Agreement, dated as of February 16, 2012, by and among NewStar Commercial Funding 2012-1 LLC, the lenders from time to time party hereto, Natixis, New York Branch, and U.S. Bank National Association.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on February 21, 2012 and incorporated herein by reference.

10(b)(4)(b)

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

10(b)(4)(c)

Second Amendment to the Revolving Credit and Security Agreement, dated as of May 17, 2013, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.

Previously filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-33211) filed on August 7, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(b)(4)(d)

Third Amendment to the Revolving Credit and Security Agreement, dated as of August 20, 2013, by and among NewStar Commercial Funding 2012-1 LLC, Versailles Assets LLC, Natixis, New York Branch, and the Company.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 21, 2013 and incorporated herein by reference.

10(b)(5)(a)

Master Loan Sale Agreement, dated as of December 18, 2012, by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2012-2 LLC, as Depositor and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(b)(5)(b)	Collateral Management Agreement, dated as of December 18, 2012, by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2012-2 LLC, as Issuer.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 19, 2012 and incorporated herein by reference.

10(b)(6)

Loan and Security Agreement, dated as of April 4, 2013, by and among the Company, NewStar Arlington Funding LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank National Association.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 8, 2013 and incorporated herein by reference.

10(b)(7)(a)	Master Loan Sale Agreement, dated as of September 11, 2013, by and among the Company, NewStar Commercial Loan Depositor 2013-1 LLC, and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(b)(7)(b)	Collateral Management Agreement, dated as of September 11, 2013, by and among the Company and NewStar Commercial Loan Funding 2013-1 LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 13, 2013 and incorporated herein by reference.

10(b)(8)(a)

Master Loan Sale Agreement by and between the Company, as Transferor, NewStar Commercial Loan Depositor 2014-1 LLC, as Depositor and NewStar Commercial Loan Funding 2014-1 LLC as Issuer, dated as of April 17, 2014.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(b)(8)(b)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2014-1 LLC, as Issuer, dated as of April 17, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 23, 2014 and incorporated herein by reference.

10(b)(9)(a)	Master Loan Sale Agreement by and among the Company, NewStar Commercial Loan Depositor 2015-1 LLC, and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(b)(9)(b)	Collateral Management Agreement by and between the Company and NewStar Commercial Loan Funding 2015-1 LLC, dated as of March 20, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 24, 2015 and incorporated herein by reference.

10(b)(9)(c)	Purchase and Contribution Agreement by and between NewStar Equipment Finance I, LLC, as seller and NewStar Commercial Lease Funding 2015-1 LLC, as purchaser, dated as of September 1, 2015.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 3, 2015 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)(10)(a)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2015-2 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(b)(10)(b)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2015-2 LLC, as Issuer, dated as of September 15, 2015.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on September 21, 2015 and incorporated herein by reference.

10(b)(11)(a)

Master Loan Sale Agreement by and among the Company, as Transferor, NewStar Commercial Loan Depositor 2016-1 LLC, as Retention Holder, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(b)(11)(b)	Collateral Management Agreement by and between the Company, as Collateral Manager, and NewStar Commercial Loan Funding 2016-1 LLC, as Issuer, dated as of March 2, 2016.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(b)(12)(a)

Note Purchase Agreement by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association, dated as of March 28, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 1, 2016 and incorporated herein by reference.

10(b)(12)(b)

Amendment dated as of June 15, 2016 to Note Purchase Agreement, dated as of March 28, 2016, by and among NewStar Capital LLC, Credit Suisse, AG, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Arch Street CLO, Ltd., and U.S. Bank National Association.

Previously filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 001-33211) filed on August 4, 2016 and incorporated herein by reference.

10(b)(12)(c)

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

10(b)(12)(d)	Collateral Management Agreement by and between Arch Street CLO, LTD., as Issuer, and NewStar Capital LLC, as Collateral Manager, dated as of September 15, 2016	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016 (File No. 001-33211) and incorporated herein by reference.

10(c)	Unit Purchase Agreement by and among Sterling National Bank, NewStar Business Credit LLC, and NewStar Financial, Inc., dated as of March 31, 2016.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 31, 2016 and incorporated herein by reference.

10(d)

Asset Purchase Agreement by and among NewStar Equipment Finance I, LLC, NewStar Commercial Lease Funding I, LLC, NewStar Commercial Lease Funding 2015-1 LLC, Radius Bank and, for the limited purposes specified therein, NewStar Financial, Inc., dated as of December 1, 2016.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33211) and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)	Management Agreement, dated as of August 3, 2005, by and between NewStar Credit Opportunities Fund, Ltd. and the Company, as Manager.†	Previously filed as Exhibit 10.14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on October 27, 2006 and incorporated herein by reference.

10(f)(1)(a)	Securities Purchase Agreement dated November 12, 2007 by and among the Company and the Investors named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(b)	Registration Rights Agreement dated November 12, 2007 by and among the Company and the Purchasers named therein.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(c)	Nomination Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(f)(1)(d)	Management Rights Letter dated November 12, 2007 between the Company and Union Square Partners, L.P.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 19, 2007 and incorporated herein by reference.

10(g)(1)	Employment Agreement dated and effective as of October 9, 2016 between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2016 and incorporated herein by reference.

10(g)(2)	Form of 2013 Restated Tier I Employment Agreement dated as of October 9, 2013, between the Company and John Kirby Bray*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on October 11, 2013 and incorporated herein by reference.

10(g)(3)	Form of 2015 Restated Tier II Employment Agreement dated as of October 2, 2015, between the Company, and each of its executive officers (excluding Timothy J. Conway and John Kirby Bray).*	Previously filed as Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33211) filed on March 4, 2016 and incorporated herein by reference.

10(h)	Amended and Restated 2006 Incentive Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on May 14, 2010 and incorporated herein by reference

10(i)	Form of Restricted Stock Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(j)	Form of Stock Option Award Agreement under the 2006 Incentive Plan.	Previously filed as Exhibit 10.18.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(k)(1)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Timothy J. Conway.*	Previously filed as Exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(2)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and Peter A. Schmidt-Fellner.*	Previously filed as Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(k)(3)	Amended and Restated Restricted Stock Agreement, dated as of December 13, 2006, between the Company and John Kirby Bray.*	Previously filed as Exhibit 10(h)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33211) filed on April 2, 2007 and incorporated herein by reference.

10(l)	Lock Up Agreement, dated March 18, 2009 by and among the Company and the management stockholders named therein.*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on March 20, 2009 and incorporated herein by reference.

10(m)	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(n)	Form of Management Restricted Stock Agreement.	Previously filed as Exhibit 10.20.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(o)	Form of Director Restricted Stock Agreement.	Previously filed as Exhibit 10.22.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-137513) filed on December 11, 2006 and incorporated herein by reference.

10(p)	Termination Agreement and General Release effective as of July 14, 2016 between NewStar Financial, Inc. and Peter A. Schmidt-Fellner.*

Previously filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (File No. 001-33211) filed on November 6, 2016 and incorporated herein by reference.

10(q)	Early Retirement Agreement and General Release effective as of September 30, 2016 between NewStar Financial, Inc. and John J. Frishkopf.*

Previously filed as Exhibit 10(2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (File No. 001-33211) filed on November 6, 2016 and incorporated herein by reference.

10(r)(1)	Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including forms of Note and Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(r)(2)	Standstill Agreement between the Company and GSO Capital Partners LP, dated November 4, 2014.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(r)(3)	Form of Voting Agreement.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on November 10, 2014 and incorporated herein by reference.

10(r)(4)	Amendment No. 1, dated as of December 4, 2014, to the Investment Agreement among the Company and the Investors named therein, dated November 4, 2014 (including Form of Warrant).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 8, 2014 and incorporated herein by reference.

10(s)(1)	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(s)(2)	Confirmation Letter Agreement, dated as of December 4, 2014, by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 9, 2014 and incorporated herein by reference.

10(s)(3)	Confirmation Letter Agreement dated as of December 4, 2014 (amended and restated as of December 15, 2014), by and between NewStar TRS I LLC and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on December 18, 2014 and incorporated herein by reference.

10(t)	Registration Rights Agreement, dated as of April 22, 2015, the Company and J.P. Morgan Securities LLC, as representative for the Initial Purchasers.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on April 28, 2015 and incorporated herein by reference.

10(u)(1)

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

10(u)(2)	First Amendment to Loan and Servicing Agreement dated as of August 5, 2015, by and among NewStar Warehouse Funding I, LLC, the Company, and Citibank, N.A.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33211) filed on August 7, 2015 and incorporated herein by reference.

10(v)	Repurchase Agreement, dated as of October 21, 2016, by and among the Company, Capital Z Financial Services Fund II, L.P. and Capital Z Financial Services Private Fund II, L.P.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†

Pursuant to a request for confidential treatment, portions of the exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

*	Indicates management contracts and compensatory arrangements.