Form 10-Q
period 2017-06-30
NewStar Financial, Inc.
filed 2017-08-07
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, the registrant had 41,607,455 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2017	December 31, 2016
	($ in thousands, except per share and par value amounts)
Assets:
Cash and cash equivalents	$49,721	$154,480
Restricted cash	223,268	262,643
Cash collateral on deposit with custodians	7,564	7,564
Investments in debt securities, available-for-sale	151,426	119,307
Loans held-for-sale, net	346,626	144,060
Loans, net (including loans at fair value of $403,129 and $403,745, respectively)	3,037,363	3,239,191
Interest receivable	13,536	14,622
Property and equipment, net	239	274
Deferred income taxes, net	36,863	40,807
Income tax receivable	3,764	—
Goodwill	17,884	17,884
Identified intangible asset, net	405	572
Other assets	42,736	39,188
Total assets	$3,931,395	$4,040,592
Liabilities:
Credit facilities, net	$396,139	$445,493
Term debt securitizations, net	2,097,459	2,195,064
Senior notes, net	374,830	373,919
Subordinated notes, net	245,082	241,390
Repurchase agreements, net	79,269	55,046
Accrued interest payable	20,230	21,319
Income tax payable	—	12,562
Other liabilities	75,144	48,377
Total liabilities	3,288,153	3,393,170
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2017 and 2016;
Shares outstanding 41,758,435 in 2017 and 42,820,198 in 2016	418	428
Additional paid-in capital	746,300	743,783
Retained earnings	63,417	59,577
Common stock held in treasury, at cost; 15,879,742 in 2017 and 14,352,904 in 2016	(168,022)	(152,720)
Accumulated other comprehensive income (loss), net	1,129	(3,646)
Total stockholders’ equity	643,242	647,422
Total liabilities and stockholders’ equity	$3,931,395	$4,040,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$56,913	$59,392	$111,995	$121,344
Interest expense	41,905	38,486	82,999	77,919
Net interest income	15,008	20,906	28,996	43,425
Provision for credit losses	2,698	3,623	8,847	21,336
Net interest income after provision for credit losses	12,310	17,283	20,149	22,089
Non-interest income:
Asset management income	3,826	3,543	7,473	6,984
Fee income	2,161	1,697	5,354	2,890
Realized loss on derivatives, net	—	(11)	—	(18)
Realized gain on sale of loans, net	511	162	1,207	55
Other miscellaneous income, net	1,848	741	3,346	2,696
Mark to market adjustment on fair value loans	(3,181)	373	(5,950)	268
Loss on total return swap	—	—	—	(6,062)
Unrealized gain (loss) on loans held-for-sale, net	14	(2,146)	(100)	(5,813)
Gain on sale of Business Credit, net	—	—	—	22,511
Total non-interest income	5,179	4,359	11,330	23,511
Operating expenses:		—	—	—
Compensation and benefits	6,747	8,827	14,184	19,465
General and administrative expenses	3,552	4,013	7,752	10,443
Total operating expenses	10,299	12,840	21,936	29,908
Income before income taxes	7,190	8,802	9,543	15,692
Income tax expense	3,038	3,561	4,009	6,442
Net income	$4,152	$5,241	$5,534	$9,250
Basic Earnings per share	$0.10	$0.11	$0.13	$0.20
Diluted Earnings per share	$0.10	$0.11	$0.13	$0.20
Dividends declared per common share	$0.02	$—	$0.04	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net income	$4,152	$5,241	$5,534	$9,250
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $1,420, $644, $3,266 and $(1,255), respectively	2,078	932	4,775	(1,835)
Net unrealized derivative gains (losses), net of tax expense (benefit) of $0, $1, $0 and $(7), respectively	—	1	—	(11)
Other comprehensive income (loss)	2,078	933	4,775	(1,846)
Comprehensive income	$6,230	$6,174	$10,309	$7,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2017	$428	$743,783	$59,577	$(152,720)	$(3,646)	$647,422
Net income	—	—	5,534	—	—	5,534
Other comprehensive income	—	—	—	—	4,775	4,775
Common stock dividends of $0.04 per share	—	—	(1,694)	—	—	(1,694)
Issuance of restricted stock	4	(4)	—	—	—	—
Shares reacquired from employee transactions	(1)	1	—	(822)	—	(822)
Repurchase of common stock	(14)	14	—	(14,480)	—	(14,480)
Exercise of common stock options, net	1	777	—	—	—	778
Amortization of restricted common stock awards	—	1,729	—	—	—	1,729
Balance at June 30, 2017	$418	$746,300	$63,417	$(168,022)	$1,129	$643,242

	NewStar Financial, Inc. Stockholders’ Equity For the Six Months Ended June 30, 2016
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2016	$465	$742,970	$31,353	$(109,245)	$(6,065)	$659,478
Net income	—	—	9,250	—	—	9,250
Other comprehensive loss	—	—	—	—	(1,846)	(1,846)
Issuance of restricted stock	6	(6)	—	—	—	—
Net Shares reacquired from employee transactions	(1)	1	—	(414)	—	(414)
Tax benefit (expense) from vesting of restricted stock	—	(474)	—	—	—	(474)
Repurchase of common stock	(12)	12	—	(8,668)	—	(8,668)
Exercise of common stock options, net	8	(1,767)	—	—	—	(1,759)
Tax benefit from exercise of stock options	—	1,293	—	—	—	1,293
Amortization of restricted common stock awards	—	1,863	—	—	—	1,863
Balance at June 30, 2016	$466	$743,892	$40,603	$(118,327)	$(7,911)	$658,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Cash flows from operating activities:
Net income	$5,534	$9,250
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	8,847	21,336
Depreciation, amortization and accretion, net	(7,384)	(4,975)
Amortization of debt issuance costs	8,637	8,910
Equity compensation expense	1,729	1,863
Gain on sale of Business Credit, net	—	(22,511)
Gain on sale of loans, net	(1,207)	(55)
Loss on total return swap	—	6,062
Gain on sale of equipment, net	—	(553)
Loss on sale of CLO bonds	(18)	—
Net change in deferred income taxes	680	3,974
Loans held-for-sale originated	(569,409)	(143,246)
Proceeds from sale of loans held-for-sale	380,283	233,109
Unrealized loss on loans held-for-sale, net	100	5,813
Net change in interest receivable	1,086	(2,570)
Net change in other assets	2,207	(4,586)
Net change in accrued interest payable	(1,089)	1,591
Net change in other liabilities	(50,317)	(16,028)
Net cash (used in) provided by operating activities	(220,321)	97,384
Cash flows from investing activities:
Net change in restricted cash	39,375	(53,402)
Net change in loans and leases	245,394	7,369
Purchase of equity investments	(2,499)	(3,706)
Purchase of debt securities, available-for-sale	(29,613)	—
Proceeds from debt securities, available-for-sale	5,919	—
Purchase of property and equipment	(20)	(8)
Net cash provided by (used in) investing activities	258,556	(49,747)
Cash flows from financing activities:
Inputs from exercise of stock options, net	778	(1,767)
Tax benefit from exercise of stock options	—	1,293
Tax expense from vesting of restricted stock	—	(474)
Payment of dividends on common stock	(1,694)	—
Advances on credit facilities	260,300	1,112,409
Repayment of borrowings on credit facilities	(310,900)	(1,379,952)
Issuance of term debt	303,000	255,750
Borrowings on term debt	—	27,600
Repayment of borrowings on term debt	(402,076)	(95,089)
Borrowing on subordinated notes	—	24,500
Borrowings on repurchase agreements	25,764	2,881
Repayment of borrowings on repurchase agreements	(1,541)	(34,681)
Release of cash collateral	—	53,517
Payment of deferred financing costs	(1,323)	(5,841)
Purchase of treasury stock	(15,302)	(9,082)
Net cash used in financing activities	(142,994)	(48,936)
Net decrease in cash during the period	(104,759)	(1,299)
Cash and cash equivalents at beginning of period	154,480	35,933
Cash and cash equivalents at end of period	$49,721	$34,634

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Supplemental cash flows information:
Interest paid	$84,088	$76,328
Taxes paid, net of refund	19,663	4,652
Transfer of loans, net to loans-held-for-sale, at fair value	13,540	56,989
Unsettled trades payable	57,495	32,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. is an internally-managed, commercial finance company with $6.5 billion of assets managed across two complementary business lines- middle market direct lending and asset management. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market by offering a range of flexible debt financing options. Through its asset management platforms, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit. The Company manages approximately $1.3 billion of assets in a series of private credit funds that co-invest in middle market loans originated through its established leveraged finance lending platform and its strategic relationship with GSO Capital, the credit division of The Blackstone Group. Through its wholly-owned subsidiary, NewStar Capital, the Company also has more than $2 billion of assets managed across a series of CLOs that invest primarily in broadly syndicated, non-investment grade loans, as well as other sponsored funds and managed accounts that invest across various asset classes, including non-investment grade loans and bonds.

These lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans are originated directly by teams of credit-trained bankers. These teams are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across the two segments.

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

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323).  ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-07 on January 1, 2017. The adoption of ASU 2016-07 did not impact its consolidated financial statements, as the Company does not currently have any equity method investments.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017 and elected to continue to estimate forfeitures. The Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. For the first quarter of 2017, the adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes, primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity.

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

Issued Accounting Standards Not Yet Adopted

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. ASU 2016-18 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. However, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial statements and expects the impact to be disclosure only.

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

Note 3. Disposition Activities

Sale of NewStar Equipment Finance assets and related platform

On December 1, 2016, the Company sold the assets of NewStar Equipment Finance (“Equipment Finance”) and related platform to a third party and exited the business. The sale of Equipment Finance assets was the result of the Company’s decision to exit businesses with economic models increasingly challenged by competition from banks and other lenders with access to lower cost funding.  The sale resulted in a gain of $6.7 million, before transaction related costs of $4.3 million. The net gain was recorded in non-interest income on the consolidated statement of operations. In connection with the sale of the assets of Equipment Finance, the Company established a $1.4 million contingent liability to cover any potential credit indemnification costs resulting from actual credit losses incurred on the assets sold.  As of June 30, 2017, this amount was reduced to $1.0 million. This liability reflects management’s best estimate of losses, taking into consideration the individual credit quality and borrower activity since origination and the anticipated residual value of the assets sold. As of June 30, 2017, the Company had not been notified or required to pay for any credit losses on the assets sold. The initial indemnification is capped at $10.0 million of actual credit losses and is reduced to $8.0 million at December 31, 2017, then further reduced to $5.0 million at December 31, 2018, $3.0 million at December 31, 2019 and zero as of December 31, 2020.

Sale of NewStar Business Credit LLC

On March 31, 2016, the Company sold its asset based lending business, NewStar Business Credit LLC (“Business Credit”) to a third party. The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million. The net gain was recorded in non-interest income on the accompanying consolidated statement of operations.

Note 4. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

As of June 30, 2017 and December 31, 2016, loans held-for-sale consisted of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance	$350,016	$146,126
Lower cost or market adjustment	(259)	(160)
Gross loans held-for-sale	349,757	145,966
Deferred loan fees, net	(3,131)	(1,906)
Loans held-for-sale, net	$346,626	$144,060

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or fair value.

At June 30, 2017, loans held-for-sale consisted of loans with an aggregate outstanding balance of $350.0 million that were intended to be sold to credit funds managed by the Company. The Company sold loans with an outstanding balance totaling $34.7 million to entities other than credit funds managed by the Company for an aggregate gain of $0.1 million during the six months ended June 30, 2017.  The Company sold loans with an outstanding balance of $129.4 million for a net loss of $0.09 million to entities other than credit funds managed by the Company during the six months ended June 30, 2016.

As of June 30, 2017, and December 31, 2016, loans consisted of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance (1)	$3,099,400	$3,308,926
Real Estate	10,673	10,624
Gross loans	3,110,073	3,319,550
Deferred loan fees and discount, net	(25,898)	(29,423)
Allowance for loan losses	(46,812)	(50,936)
Total loans, net	$3,037,363	$3,239,191

(1)	Includes loans at fair value of $ 403.1 million and $403.7 million, respectively.

The Company holds broadly syndicated loans in our fair value portfolio as part of our liquid credit strategy, which by nature tend to experience higher prepayment and refinancing rates compared to our middle market loans. As a result this portfolio may be more actively managed to optimize performance.

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

The Company utilizes a number of analytical tools for the purpose of estimating probability of default and loss given default for its lending groups. The quantitative models employed by the Company in its Leveraged Finance business utilize Moody’s KMV RiskCalc credit risk model in combination with a proprietary qualitative model, which generates a rating that maps to a probability of default estimate. For real estate loans, the Company utilizes a proprietary model that has been developed to capture risk characteristics unique to the lending activities in that line of business. Together, these models produce a suggested obligor risk rating which corresponds to a probability of default and also produces a loss given default. In each case, the probability of default and the loss given default are used to calculate an expected loss for those lending groups. Prior to the sale of the Equipment Finance assets, management used similar models for its Equipment Finance portfolio as its Leveraged Finance group. Prior to the sale of Business Credit, management utilized a proprietary model that produced a rating that corresponded to an expected loss, for the Business Credit portfolio.

Loans which are rated at or better than a specified threshold are typically classified as “Pass”, and loans rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of June 30, 2017, $101.8 million of the Company’s loans were classified as “Criticized,” all of which were impaired loans, and $3.0 billion were classified as “Pass”. As of December 31, 2016, $118.7 million of the Company’s loans were classified as “Criticized” all of which were impaired loans, and $3.2 billion were classified as “Pass”.

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

As of June 30, 2017, the Company had investments, net of charge-offs in impaired loans with a balance of $121.8 million. Impaired loans with an aggregate outstanding balance of $94.9 million have been restructured and classified as TDRs. At June 30, 2017, additional funding commitments for TDRs totaled $5.4 million. As of June 30, 2017, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $9.9 million. Impaired loans with an aggregate outstanding balance of $95.1 million were also on non-accrual status. These non-accrual loans had a carrying value of $88.7 million before specific reserves. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan payment status has been brought current. During the three and six months ended June 30, 2017, the Company charged off $7.5 million and $13.0 million, respectively of non-accruing loan balances.  During the three months ended June 30, 2017, the Company placed no new loans on non-accrual status. During the six months ended June 30, 2017, the Company placed loans with an aggregate outstanding balance of $8.5 million on non-accrual status. During the three and six months ended June 30, 2017, the Company recorded $3.3 million and $9.6 million, respectively, of net specific provisions for impaired loans. At June 30, 2017, the Company had a $16.4 million specific allowance for impaired loans with an aggregate outstanding balance of $79.1 million. At June 30, 2017, additional funding commitments for impaired loans totaled $8.3 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of June 30, 2017, the Company had loans totaling $14.1 million on non-accrual status which were greater than 60 days past due and classified as delinquent by the Company. Included in the $16.4 million specific allowance for impaired loans was $1.8 million related to delinquent loans.

As of December 31, 2016, the Company had investments, net of charge offs in impaired loans with a balance of $133.4 million. At that date, impaired loans with an aggregate outstanding balance of $114.8 million had been restructured and classified as TDR. As of December 31, 2016, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $9.9 million. Impaired loans with an aggregate outstanding balance of $99.2 million were also on non-accrual status. These non-accrual loans had a carrying value of $92.9 million before specific reserves. During 2016, the Company charged off $25.7 million of outstanding non-accrual loans. During 2016, the Company placed loans with an aggregate outstanding balance of $27.1 million on non-accrual status and no loans were returned to performing status. During 2016, the Company recorded $24.8 million of net specific provisions for impaired loans. At December 31, 2016, the Company had a $19.8 million specific allowance for impaired loans with an aggregate outstanding balance of $73.5 million. At December 31, 2016, additional funding commitments for impaired loans totaled $11.9 million. As of December 31, 2016, loans to two borrowers totaling approximately $21.1 million were on non-accrual status and were greater than 60 days past due and classified as delinquent by the Company. Included in the $19.8 million specific allowance for impaired loans was $7.9 million related to delinquent loans.

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
June 30, 2017
Impaired loans	$121,822	$115,207	$151,190
December 31, 2016
Impaired loans	$133,413	$126,839	$154,879

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
June 30, 2017
Impaired loans	$79,116	$74,497	$42,706	$40,710
December 31, 2016
Impaired loans	$73,499	$68,924	$59,914	$57,915

During the three and six months ended June 30, 2017, the Company recorded net partial charge-offs of $7.5 million and $13.0 million, respectively. During the three and six months ended June 30, 2016, the Company recorded net charge-offs of $6.9 million and $14.2 million, respectively.

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

Below is a summary of the Company’s evaluation of its amortized cost portfolio and allowance for loan losses by impairment methodology:

	Leveraged Finance		Real Estate
June 30, 2017	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)(2)	$2,574,449	$30,357	$10,673	$92
Individually evaluated (3)	121,822	16,363	—	—
Total	$2,696,271	$46,720	$10,673	$92

	Leveraged Finance		Real Estate
December 31, 2016	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)(2)	$2,771,768	$31,073	$10,624	$92
Individually evaluated (3)	133,413	19,771	—	—
Total	$2,905,181	$50,844	$10,624	$92

(1)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans had a weighted average risk rating of 5.3 and 5.2 at June 30, 2017 and December 31, 2016, respectively, based on the Company’s internally developed 12 point scale for the Leveraged Finance and Real Estate loans.

(2)	Excludes $403.1 million at June 30, 2017 and $403.7 million at December 31, 2016 of Leveraged Finance loans which the Company elected to record at fair value.
(3)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	June 30, 2017	December 31, 2016
	($ in thousands)
Nonaccrual loans	$95,102	$99,233
Less: Deferred loan fees	(6,615)	(6,485)
Add back: Interest receivable	182	116
Total	$88,669	$92,864

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at June 30, 2017 and December 31, 2016 is provided below:

	Group I	Group II
	($ in thousands)
June 30, 2017	$94,881	$62,057
December 31, 2016	$114,803	$77,061

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For the three and six months ended June 30, 2017, the Company recorded $7.5 million and $13.0 million, respectively, of partial charge-offs related to loans previously classified as TDR. As of June 30, 2017, the Company had not removed the TDR classification from any loan previously identified as such during the quarter, but had charged-off, sold and received repayments of outstanding TDRs.

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

As of the Three Months Ended June 30, 2017	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$14,615
Total	$—	$—	$14,615

As of the Six Months Ended June 30, 2017	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$—	$—	$29,971
Total	$—	$—	$29,971

As of the Three and Six Months Ended June 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$1,775	$1,308	$—
Real Estate	—	—	4,483
Total	$1,775	$1,308	$4,483

The following sets forth a breakdown of troubled debt restructurings at June 30, 2017 and December 31, 2016:

As of June 30, 2017	Accrual Status				For the six months
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$16,087	$78,801	$94,888	$10,791	$7,494
Total	$16,087	$78,801	$94,888	$10,791	$7,494

As of December 31, 2016	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$24,367	$90,436	$114,803	$15,939	$26,684
Total	$24,367	$90,436	$114,803	$15,939	$26,684

The Company classifies a loan as delinquent when it is over 60 days past due. An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
	($ in thousands)
June 30, 2017
Leveraged Finance	$—	$14,110	$14,110	$3,085,290	$3,099,400	$—
Real Estate	—	—	—	10,673	10,673	—
Total	$—	$14,110	$14,110	$3,095,963	$3,110,073	$—

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2016
Leveraged Finance	$—	$21,135	$21,135	$3,287,791	$3,308,926	$—
Real Estate	—	—	—	10,624	10,624	—
Total	$—	$21,135	$21,135	$3,298,415	$3,319,550	$—

A general allowance is provided for loans within the amortized portfolio that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans held at amortized cost. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses. The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of June 30, 2017 in light of the estimated known and inherent risks identified through its analysis.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2017
	Leveraged Finance	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$51,989	$92	$52,081
Provision (reversal) for credit losses—general	(600)	—	(600)
Provision for credit losses—specific	3,297	—	3,297
Loans charged off, net of recoveries	(7,494)	—	(7,494)
Balance, end of period	$47,192	$92	$47,284
Balance, end of period—specific	$16,363	$—	$16,363
Balance, end of period—general	$30,829	$92	$30,921
Average balance of impaired loans	$129,780	$—	$129,780
Interest recognized from impaired loans	$267	$—	$267
Loans (1)
Loans individually evaluated with specific allowance	$79,116	$—	$79,116
Loans individually evaluated with no specific allowance	42,706	—	42,706
Loans collectively evaluated with general allowance	2,574,449	10,673	2,585,122
Total loans	$2,696,271	$10,673	$2,706,944

(1)	Excludes $403.1 million of Leveraged Finance loans which the Company elected to record at fair value.

	Six Months Ended June 30, 2017
	Leveraged Finance	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$51,316	$92	$51,408
Provision for credit losses—general	(715)	—	(715)
Provision for credit losses—specific	9,561	—	9,561
Loans charged off, net of recoveries	(12,970)	—	(12,970)
Balance, end of period	$47,192	$92	$47,284
Balance, end of period—specific	$16,363	$—	$16,363
Balance, end of period—general	$30,829	$92	$30,921
Average balance of impaired loans	$210,441	$—	$210,441
Interest recognized from impaired loans	$1,915	$—	$1,915

	Three Months Ended June 30, 2016
	Leveraged Finance	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$61,528	$4,422	$1,342	$67,292
Provision for credit losses—general	1,198	44	(35)	1,207
Provision for credit losses—specific	2,308	108	—	2,416
Loans charged off, net of recoveries	(2,389)	(4,483)	—	(6,872)
Balance, end of period	$62,645	$91	$1,307	$64,043
Balance, end of period—specific	$32,880	$—	$—	$32,880
Balance, end of period—general	$29,765	$91	$1,307	$31,163
Average balance of impaired loans	$177,654	$34,209	$—	$211,863
Average net book value of impaired leases	$—	$—	$660	$660
Interest recognized from impaired loans	$3,083	$785	$12	$3,880
Loans (1)
Loans individually evaluated with specific allowance	$117,501	$—	$—	$117,501
Loans individually evaluated with no specific allowance	39,981	7,188	623	47,792
Loans collectively evaluated with general allowance	2,720,144	10,553	164,611	2,895,308
Total loans	$2,877,626	$17,741	$165,234	$3,060,601

(1)	Excludes $167.2 million of Leveraged Finance loans which the Company elected to record at fair value.

	Six Months Ended June 30, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	1,425	(172)	1,009	16	2,278
Provision for credit losses—specific	14,881	—	4,177	—	19,058
Reversal due to sale of Business Credit	—	(1,819)	0	—	(1,819)
Loans charged off, net of recoveries	(8,449)	—	(5,751)	—	(14,200)
Balance, end of period	$62,645	$—	$91	$1,307	$64,043
Balance, end of period—specific	$32,880	$—	$—	$—	$32,880
Balance, end of period—general	$29,765	$—	$91	$1,307	$31,163
Average balance of impaired loans	$177,181	$—	$34,540	$—	$211,721
Average net book value of impaired leases	$—	$—	$—	$723	$723
Interest recognized from impaired loans	$4,979	$—	$832	$12	$5,823

Included in the allowance for credit losses at June 30, 2017 and December 31, 2016 is an allowance for unfunded commitments of $0.5 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

During the six months ended June 30, 2017, the Company recorded a total provision for credit losses of $8.8 million. The Company decreased its allowance for credit losses to $47.3 million as of June 30, 2017 from $51.4 million at December 31, 2016. The general allowance for credit losses covers probable incurred losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans, net” was 4 % as of June 30, 2017 and December 31, 2016.

Note 5. Restricted Cash

Restricted cash as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	($ in thousands)
Collections on loans pledged to credit facilities	$37,731	$43,822
Principal and interest collections on loans held in trust and prefunding amounts	185,403	216,501
Customer escrow accounts	134	2,320
Total	$223,268	$262,643

As of June 30, 2017, the Company had the ability to use $155.1 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	($ in thousands)
Investments in debt securities—gross	$157,326	$132,180
Unamortized discount	(7,822)	(6,743)
Investments in debt securities—amortized cost	$149,504	$125,437

At June 30, 2017 and December 31, 2016 investments in non-NewStar managed issuers totaled $74.0 million and $75.8 million, respectively.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
June 30, 2017
Collateralized loan obligations	$149,504	$2,923	$(1,001)	$151,426
	$149,504	$2,923	$(1,001)	$151,426

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2016
Collateralized loan obligations	$125,437	$286	$(6,416)	$119,307
	$125,437	$286	$(6,416)	$119,307

During the three and six months ended June 30, 2017, the Company purchased $26.1 million and $29.6 million of debt securities, redeemed a $5.9 million par value investment in debt securities, and made a $0.2 million par paydown.  During the six months ended June 30, 2016, the Company did not purchase, sell, or redeem any debt securities available for sale.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the three and six months ended June 30, 2017 and 2016.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	4	4	8
Fair value	$9,429	$16,340	$25,769
Amortized cost	9,683	17,087	26,770
Unrealized loss	$(254)	$(747)	$(1,001)

	December 31, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	3	17	20
Fair value	$4,811	$68,737	$73,548
Amortized cost	4,885	75,079	79,964
Unrealized loss	$(74)	$(6,342)	$(6,416)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at June 30, 2017 and December 31, 2016 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2017, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$91	$20
Due after one year through five years	—	—	—	—
Due after five years through ten years	85,866	87,344	53,177	48,404
Due after ten years through fifteen years	63,638	64,082	72,169	70,883
Total	$149,504	$151,426	$125,437	$119,307

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Borrowings

Credit Facilities

As of June 30, 2017 the Company had two credit facilities through certain of its wholly owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2017, the Company was in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

The Company’s $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans had an outstanding balance of $373.7 million and unamortized deferred financing fees of $5.5 million as of June 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company’s $250.0 million credit facility with Citibank to fund leveraged finance loans had a $30.0 million outstanding balance and unamortized deferred financing fees of $2.1 million as of June 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes, at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp.  The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of June 30, 2017, unamortized deferred financing fees were $4.6 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $50.3 million as of June 30, 2017 and $53.7 million as of December 31, 2016. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2017, unamortized deferred financing fees were $4.7 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten-year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019.  Beginning on December 5, 2019, the Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt Securitizations

2012-2 CLO.  On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2017, the $155.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $201.5 million. At June 30, 2017, unamortized deferred financing fees were $0.3 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2012-2 CLO
Class A	$190,700	$66,364	Libor+1.90%	January 20, 2023
Class B	26,000	26,000	Libor+3.25%	January 20, 2023
Class C	35,200	35,200	Libor+4.25%	January 20, 2023
Class D	11,400	11,400	Libor+6.25%	January 20, 2023
Class E	16,300	16,300	Libor+6.75%	January 20, 2023
	$279,600	$155,264

2014-1 CLO.  On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2017, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2017, unamortized deferred financing fees were $1.7 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025
Class B-2	13,250	13,250	(1)	April 20, 2025
Class C	30,250	30,250	Libor+3.60%	April 20, 2025
Class D	23,500	23,500	Libor+4.75%	April 20, 2025
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2017, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2017, unamortized deferred financing fees were $2.8 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027
Class A-2	35,000	35,000	(1)	January 20, 2027
Class B	50,000	50,000	Libor+2.80%	January 20, 2027
Class C	38,500	38,500	Libor+3.85%	January 20, 2027
Class D	33,250	33,250	Libor+5.50%	January 20, 2027
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At June 30, 2017, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At June 30, 2017, unamortized deferred financing fees were $2.6 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027
Class A-2	23,000	23,000	(1)	August 25, 2027
Class B	40,000	40,000	Libor+2.90%	August 25, 2027
Class C	26,250	26,250	Libor+3.95%	August 25, 2027
Class D	28,500	28,500	Libor+5.25%	August 25, 2027
Class E	5,000	5,000	Libor+7.50%	August 25, 2027
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. At June 30, 2017, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At June 30, 2017, unamortized deferred financing fees were $2.2 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028
Class A-2	20,000	20,000	(1)	February 25, 2028
Class B	36,750	36,750	Libor+3.75%	February 25, 2028
Class C	22,500	22,500	Libor+5.40%	February 25, 2028
Class D	7,500	7,500	Libor+5.50%	February 25, 2028
	$263,250	$263,250

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At June 30, 2017, the outstanding note balance was $367.8 million and unamortized deferred financing fees were $3.8 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

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

The following table sets forth selected information with respect to the Arch Street CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
Arch Street CLO
Class X	$2,500	$-	Libor+1.25%	October 20, 2028
Class A	256,000	256,000	Libor+1.65%	October 20, 2028
Class B	48,000	48,000	Libor+2.24%	October 20, 2028
Class C	20,000	20,000	Libor+3.00%	October 20, 2028
Class D	22,750	22,750	Libor+4.20%	October 20, 2028
Class E	21,000	21,000	Libor+6.95%	October 20, 2028
	$370,250	$367,750

2017-1 CLO.  On March 20, 2017, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2017-1 LLC (the “2017-1 CLO”).  This securitization was a refinance of the NewStar Commercial Loan Funding 2013-1 LLC term debt securitization completed on September 11, 2013. The Company remains the servicer of the loans. In connection with the refinance the Company accelerated and recognized deferred financing fees of $0.3 million related to the 2013-1 CLO. Simultaneously with the refinance, the 2017-1 CLO issued $328.0 million of replacement notes to institutional investors. The Company retained the Class E-N replacement notes and all of the equity which together totaled $69.3 million. At June 30, 2017, the $303.0 million of outstanding drawn replacement notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $372.3 million. At June 30, 2017, unamortized deferred financing fees were $3.2 million. The reinvestment period is expected to end in March 2019 and the replacement notes are scheduled to mature in October 2027.

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

The following table sets forth selected information with respect to the 2017-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2017-1 CLO
Class A-T-N	$207,000	$207,000	Libor+1.78%	September 22, 2027
Class A-R-N	25,000	-	Libor+1.78%	September 22, 2027
Class B-N	40,000	40,000	Libor+2.50%	September 22, 2027
Class C-N	32,000	32,000	Libor+3.50%	September 22, 2027
Class D-N	24,000	24,000	Libor+5.10%	September 22, 2027
	$328,000	$303,000

2013-1 CLO. On March 20, 2017, the Company refinanced the 2013-1 LLC and issued the 2017-1 CLO Replacement Notes.  The Company accelerated and recognized deferred financing fees of $0.3 million related to the refinancing of the 2013-1 CLO.

Note 8. Repurchase Agreements

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, there was no outstanding balance under the Deutsche Bank Repurchase Agreement. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $49.1 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $28.3 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $1.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of June 30, 2017 and December 31, 2016, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	June 30, 2017		December 31, 2016
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	41,758	145,000	42,820

Preferred Stock

The Company’s authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors.  The repurchase program commenced immediately following the expiration of the prior stock repurchase program on December 31, 2016. The repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice. As of June 30, 2017, the Company had repurchased 1,438,376 shares of common stock under this program at a weighted average price per share of $10.04.

On February 14, 2017, our Board of Directors initiated a quarterly cash dividend which was paid on March 17, 2017.  On May 2, 2017, the Board of Directors authorized a quarterly cash dividend of $0.02 per share which was paid on June 15, 2017 to stockholders of record on May 30, 2017.

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

The terms of the warrants contain standard adjustments to the exercise price and warrant shares to adjust for the effect of certain distributions, including cash dividends. No adjustments are required until cumulative adjustments would result in a one percent change to the exercise price or number of warrant shares.  To date, the cash dividends declared and paid by the Company have not resulted in any adjustment to the warrants’ exercise price or the number of shares underlying the warrants, because such distributions have not exceeded the minimum adjustment amounts.

Restricted Stock

During the six months ended June 30, 2017, the Company issued 284,241 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 56,698 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the six months ended June 30, 2017 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2016	840,834	$6,564
Granted	340,939	3,350
Vested	(382,641)	(3,184)
Forfeited	(2,543)	(25)
Non-vested as of June 30, 2017	796,589	$6,705

The Company’s compensation expense related to restricted stock was $0.9 million and $1.7 million, respectively, for three and six months ended June 30, 2017 and $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2016. The unrecognized compensation cost of $3.9 million at June 30, 2017 is expected to be recognized over the next three years.

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

Stock option activity for the six months ended June 30, 2017 was as follows:

Options
Outstanding as of December 31, 2016	421,692
Granted	—
Exercised	(251,692)
Forfeited	(10,000)
Outstanding as of June 30, 2017	160,000
Vested and exercisable as of June 30, 2017	160,000

As of June 30, 2017 and December 31, 2016, the Company has recognized all compensation costs related to options granted.

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

The computations of basic and diluted income per share for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Numerator:
Net income to common shareholders	$4,152	$5,241	$5,534	$9,250
Net income allocated to participating securities - basic and diluted	79	94	104	151
Net income allocated to common shareholders - basic and diluted	4,073	5,147	5,430	9,099
Denominator:
Denominator for basic earnings per common share	41,225	46,011	41,512	46,157
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	41,225	46,011	41,512	46,157
Potentially dilutive securities - options	25	—	29	-
Total weighted average diluted shares	41,250	46,011	41,541	46,157
Earnings per common share
Basic	$0.10	$0.11	$0.13	$0.20
Diluted	$0.10	$0.11	$0.13	$0.20

Warrants to purchase 12,000,000 shares of common stock were not included in the computation of earnings per share for the three and six months ended June 30, 2017 and 2016 due to the fact that the effect would be anti-dilutive. Stock options representing 806,519 shares were not included in the computation of earnings per share for the six months ended June 30, 2016 due to the fact that the effect would be anti-dilutive.

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

On April 18, 2017, NewStar refinanced its managed credit fund, Longfellow Place CLO, Ltd. (the “Longfellow Fund”), under a $516.9 million term debt securitization. The Longfellow Fund is a credit fund established in February 2013 to finance the purchase of a broadly syndicated bank loan portfolio through the issuance of debt and equity. To comply with risk retention rules, the Company holds 5% of each class of notes in the securitization (vertical strip), totaling $27.5 million.  The Company has determined that it is not the primary beneficiary of the Longfellow Fund and will not consolidate the Longfellow Fund’s operating results or statements of financial position; however, the Company has determined that it has a variable interest in the Longfellow Fund as it holds notes of the securitization.

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	($ in thousands)
Unconsolidated VIE assets	$1,423,263	$912,900
Unconsolidated VIE liabilities	831,527	810,030
Equity interest included on the Consolidated Balance Sheet	54,381	50,386
Maximum risk of loss (1)	55,223	50,794

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

Financial instruments with off-balance sheet risk are summarized as follows:

	June 30, 2017	December 31, 2016
	($ in thousands)
Unused lines of credit	$306,113	$326,051
Standby letters of credit	6,825	8,239

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

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of June 30, 2017 and 2016, the Company had cash collateral on deposit with Citibank of $0 and $11.9 million, respectively.

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

Loans

Loans designated to Credit Funds managed by NewStar Capital are recorded at fair value on a recurring basis. The Company has elected to apply the fair value option accounting to these loans which is consistent with the manner in which the Credit Funds are managed. The fair value of these loans are based on third party pricing services.  These loans are classified as Level 2. During the three months and six months ended June 30, 2017, the Company recorded a $3.2 million and $6.0 million, respectively, of losses from the change in fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the six months ended June 30, 2017, the Company did not record any specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value. During 2016, the Company recorded $4.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at December 31, 2016, of which $4.2 million was subsequently charged off when the impaired loans were transferred to the held-for-sale portfolio.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or fair value.  Loans held-for-sale measured at fair value consist of loans that have had credit downgrades and/or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the three months and six months ended June 30, 2017, the Company recorded a gain of $0.01 million and a gain of $0.2 million, respectively, related to “Loans, held-for-sale” measured at fair value.  During 2016, the Company recorded a $2.4 million gain related to “Loans, held-for-sale” measured at fair value.

Other real estate owned or repossessed assets

The fair value is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. Management may adjust the fair value for estimated costs to sell or adjust values to reflect estimated market value declines or apply other discounts to values. The Company records the other real estate owned and repossessed assets as Level 3.  During the six months ended June 30, 2017, the Company did not record any expense to write down other real estate owned to fair value. During 2016, the Company recorded a $0.3 million expense to write down other real estate owned to fair value.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2017, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$151,426	$151,426
Loans	—	403,129	—	403,129
Total assets recorded at fair value on a recurring basis	$—	$403,129	$151,426	$554,555
Nonrecurring Basis:
Assets:
Loans held-for-sale	$—	$26,032	$7,075	$33,107
Other real estate owned/repossessed assets	—	—	15,632	15,632
Total assets recorded at fair value on a nonrecurring basis	$—	$26,032	$22,707	$48,739

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$119,307	$119,307
Loans	—	403,745	—	403,745
Total assets recorded at fair value on a recurring basis	$—	$403,745	$119,307	$523,052
Liabilities:
Contingent liability	—	—	1,350	$1,350
Total liabilities recorded at fair value on a recurring basis	$—	$—	$1,350	$1,350
Nonrecurring Basis:
Assets:
Loans held-for-sale	$—	$4,465	$2,459	$6,924
Other real estate owned/repossessed assets	—	—	15,750	15,750
Total assets recorded at fair value on a nonrecurring basis	$—	$4,465	$18,209	$22,674

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at June 30, 2017.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$151,426	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans held-for-sale	7,075	Market comparables	Cost to Sell	3%-7%
		Valuation model	Marketability discount	5%-30%
Other real estate/repossessed assets	15,632	Appraisal	Cost to sell	3%- 7%
Total Assets:	$174,133

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at December 31, 2016.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$119,307	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans held-for-sale	2,459	Market comparables	Cost to sell	3% - 7%
		Valuation model	Marketability discount	5%-30%
Other real estate owned/repossessed assets	15,750	Appraisal	Cost to sell	3% - 7%
Total Assets:	$137,516
Financial liabilities:
Contingent liability	1,350	Valuation model	PoD/LGD
Total Liability:	$1,350

Changes in Level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and six months ended June 30, 2017 and 2016 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as Level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of Level 1, 2, or 3 during the three and six months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 it was determined that the contingent liability was no longer measured at fair value.

For the three months ended June 30, 2017:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2017	$127,543
Total gains or losses (realized/unrealized)
Included in earnings	279
Included in other comprehensive income (loss)	3,498
Purchases	26,005
Issuances	—
Settlements	(5,899)
Balance as of June 30, 2017	$151,426

For the three months ended June 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of March 31, 2016	$89,687
Total gains or losses (realized/unrealized)
Included in earnings	137
Included in other comprehensive income (loss)	1,576
Purchases	—
Issuances	—
Settlements	—
Balance as of June 30, 2016	$91,400

For the six months ended June 30, 2017:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2016	$119,307
Total gains or losses (realized/unrealized)
Included in earnings	384
Included in other comprehensive income (loss)	8,041
Purchases	29,613
Issuances	—
Settlements	(5,919)
Balance as of June 30, 2017	$151,426

For the six months ended June 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2015	$94,177
Total gains or losses (realized/unrealized)
Included in earnings	313
Included in other comprehensive income (loss)	(3,090)
Purchases	—
Issuances	—
Settlements	—
Balance as of June 30, 2016	$91,400

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in thousands)
Financial assets:
Cash and cash equivalents	$49,721	$49,721	$154,480	$154,480
Restricted cash	223,268	223,268	262,643	262,643
Cash collateral on deposit with custodians	7,564	7,564	7,564	7,564
Investments in debt securities available-for-sale	151,426	151,426	119,307	119,307
Loans held-for-sale, net	346,626	354,242	144,060	145,406
Loans, net	3,037,363	3,036,161	3,239,191	3,241,910
Other assets	18,453	18,453	15,954	15,954
Financial liabilities:
Credit facilities, net	$396,139	$396,139	$445,493	$445,493
Term debt, net	2,097,459	2,169,976	2,195,064	2,230,102
Senior notes, net	374,830	388,778	373,919	380,000
Subordinated notes, net	245,082	316,821	241,390	303,916
Repurchase agreements, net	79,269	79,269	55,046	55,046
Other liabilities	1,000	1,000	1,350	1,350

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2017 and December 31, 2016. The table excludes financial instruments for which the carrying amount approximates fair value such as cash and cash equivalents, restricted cash, cash collateral on deposit with custodian, investments in debt securities available-for-sale, loans held at fair value, and financial information disclosed above.

			Fair Value Measurements
June 30, 2017	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans, net	$2,634,234	$2,633,032	$—	$—	$2,633,032
Loans held-for-sale, net	346,626	354,242	—	145,676	208,566
Other assets	18,453	18,453	—	—	18,453
Financial liabilities:
Credit facilities, net	396,139	396,139	—	396,139	—
Term debt securitizations, net	2,097,459	2,169,976	—	2,169,976	—
Repurchase agreements, net	79,269	79,269	—	79,269	—
Senior notes, net	374,830	388,778	—	388,778	—
Subordinated notes, net	245,082	316,821	—	—	316,821
Other liabilities	1,000	1,000	—	—	1,000

			Fair Value Measurements
December 31, 2016	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Loans, net (1)	$2,835,446	$2,838,165	$—	$—	$2,838,165
Loans held-for-sale, net	144,060	145,406	—	69,875	75,531
Other assets	15,954	15,954	—	—	15,954
Financial liabilities:
Credit facilities, net	445,493	445,493	—	445,493	—
Term debt securitizations, net	2,195,064	2,230,102	—	2,230,102	—
Repurchase agreements, net	55,046	55,046	—	55,046	—
Senior notes, net	373,919	380,000	—	380,000	—
Subordinated notes, net	241,390	303,916	—	—	303,916
Other liabilities	1,350	1,350	—	—	1,350
(1)	These numbers have been adjusted to exclude $403.7 million of loans held at fair value to be consistent with current year presentation.

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

Other assets/other liabilities: Comprised of non-public investments carried within other assets at $18.5 million and $16.0 million, as of June 30, 2017 and December 31, 2016, respectively. These investments are in the form of equity or warrants and are obtained as part of the loan origination process. The investments are initially recorded at cost and reviewed quarterly.  If the fair value is less than cost then the investment is written down to fair value with the necessary adjustment recorded through current earnings.  Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value is adjusted for discounts related to lack of liquidity. The Company classifies equity and warrants as Level 3. The contingent liability for potential indemnification obligations from the sale of Equipment Finance was included in other liabilities as of June 30, 2017 and December 31, 2016. Its fair value was based on periodic portfolio review and various assumptions used by management.  The Company classifies the contingent liability as Level 3.

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

The following tables presents the statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30, 2017
	Commercial Lending	Asset Management	Consolidated Total
Net interest income:	$13,786	$1,222	$15,008
Provision for loan losses	2,698	—	2,698
Net interest income after provision	11,088	1,222	12,310
Noninterest income:
Management fees	—	2,827	2,827
Performance fees	—	999	999
Other lending fees	2,129	32	2,161
Gain/(loss) on sale of loans and equipment	127	384	511
Other noninterest income (1)	1,898	(3,217)	(1,319)
Total noninterest income:	4,154	1,025	5,179
Non-interest expense	8,377	1,922	10,299
Income before income taxes	$6,865	$325	$7,190
Income tax expense			3,038
Net income			$4,152

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Six Months Ended June 30, 2017
	Commercial Lending	Asset Management	Consolidated Total
Net interest income:	$26,641	$2,355	$28,996
Provision for loan losses	8,847	—	8,847
Net interest income after provision	17,794	2,355	20,149
Noninterest income:
Management fees	—	6,128	6,128
Performance fees	—	1,345	1,345
Other lending fees	5,269	85	5,354
Gain/(loss) on sale of loans and equipment	219	988	1,207
Other noninterest income (1)	3,309	(6,013)	(2,704)
Total noninterest income:	8,797	2,533	11,330
Non-interest expense	17,858	4,078	21,936
Income before income taxes	$8,733	$810	$9,543
Income tax expense			4,009
Net income			$5,534

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Three months ended June 30, 2016
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$19,760	$1,146	$20,906
Provision for loan losses	3,623	—	3,623
Net interest income after provision	16,137	1,146	17,283
Noninterest income:
Management fees	—	3,096	3,096
Performance fees	—	447	447
Other lending fees	1,665	32	1,697
Gain/(loss) on sale of loans and equipment	347	145	492
Other noninterest income (1)	(1,755)	382	(1,373)
Total Noninterest income:	257	4,102	4,359
Non-interest expense	10,359	2,481	12,840
Income before income taxes	$6,035	$2,767	$8,802
Income tax expense			3,561
Net income			$5,241

(1)	Includes fair value adjustment on Loans held-for-sale.

	Six months ended June 30, 2016
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$41,617	$1,808	$43,425
Provision for loan losses	21,336	—	21,336
Net interest income after provision	20,281	1,808	22,089
Noninterest income:
Management fees	—	6,143	6,143
Performance fees	—	841	841
Other lending fees	2,858	32	2,890
Gain/(loss) on sale of loans and equipment	462	145	607
Other noninterest income (1)	12,760	270	13,030
Total Noninterest income:	16,080	7,431	23,511
Non-interest expense	25,194	4,714	29,908
Income before income taxes	$11,167	$4,525	$15,692
Income tax expense			6,442
Net income			$9,250

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

June 30, 2017	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross (including loans at fair value of $403,129)	$2,706,944	$403,129	$3,110,073
Loans held-for-sale, gross	349,757	—	349,757
Investments in debt securities, available-for-sale	—	151,426	151,426
Other	236,631	83,508	320,139
Total Balance Sheet Assets	3,293,332	638,063	3,931,395
Illiquid Credit funds *	—	1,317,552	1,317,552
Liquid/Tradeable Credit *	—	1,584,783	1,584,783
Total Assets	3,293,332	3,540,398	6,833,730
Less: Non Managed assets (1)	236,631	75,687	312,318
Total Managed Assets	$3,056,701	$3,464,711	$6,521,412

*

Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

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

*

Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

(1)	Other less unamortized discount on investment in debt securities, available-for-sale.

Note 16. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd., a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. This Fund pays the Company a fee when cash is distributed to its investors. For the three and six months ended June 30, 2017, the fund paid the Company $0.05 and $0.09 million, respectively, and for the three and six months ended June 30, 2016, the Fund paid the Company zero and $0.04 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2017 the Arlington Program’s collateral management fee was $0.5 million and $1.0 million, respectively and for the three and six months ended June 30, 2016, the Arlington Program’s collateral management fee was $0.5 million and $1.0 million, respectively.

On January 15, 2015, the Company closed the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2017, the Clarendon Fund’s collateral management fee was $0.5 million and $1.0 million, respectively and for the three and six months ended June 30, 2016, the Clarendon Fund’s collateral management fee was $0.5 million and $1.0 million, respectively.

On November 29, 2016, the Company closed the Berkeley Fund, a $505.0 million term debt securitization. The Berkeley Fund is the fourth credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $25.3 million. The Berkeley Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Berkeley Fund and will not consolidate the Berkeley Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated November 29, 2016, the Company serves as collateral manager of the Berkeley Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2017, the Berkeley Fund’s collateral management fee was $0.4 million and $1.1 million, respectively.

On April 18, 2017, the Company refinanced its managed credit fund, Longfellow Place CLO Ltd. (the “Longfellow Fund”), under a $516.9 million term debt securitization. The Longfellow fund is a credit fund established in February 2013 to finance the purchase of a broadly syndicated bank loan portfolio through the issuance of debt and equity.  To comply with risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $27.5 million. The Company has determined that it is not the primary beneficiary of the Longfellow Fund and will not consolidate the Longfellow Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Longfellow Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and six months ended June 30, 2017, the Longfellow Fund’s collateral management fee was $0.3 million and $1.0 million, respectively, and for the three and six months ended June 30, 2016, the Longfellow Fund’s collateral management fee was $0.4 million and $0.8 million, respectively

Note 17. Subsequent Events

On July 20, 2017, the Company acquired Fifth Street CLO Management LLC, a wholly-owned subsidiary of Fifth Street Holdings L.P.  The purchase included contracts to manage two middle market CLOs and certain interests in the CLOs held by the Company to comply with risk retention requirements. The purchase price was approximately $16.1 million, net of $13.0 million of assumed indebtedness, and will be subject to adjustment up or down based on certain post closing working capital adjustments.   The acquisition added approximately $725.0 million to the Company’s assets under management.  The Purchase Agreement contains customary representations, warranties and covenants by the parties. The Company and the Seller are obligated, subject to certain limitations, to indemnify the other for certain customary and specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain third party claims.

On July 31, 2017, our Board of Directors declared a dividend of $0.02 per share, to be paid on September 15, 2017 to stockholders of record on August 29, 2017.

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

Overview

NewStar Financial, Inc. (which is referred to throughout this Quarterly Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, commercial finance company with $6.5 billion of assets managed across two complementary business lines, commercial lending and asset management, as of June 30, 2017. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market by offering a range of flexible debt financing options. Through its asset management platforms, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit.

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

Recent Developments

On July 20, 2017, the Company acquired Fifth Street CLO Management LLC, a wholly-owned subsidiary of Fifth Street Holdings L.P.  The purchase included contracts to manage two middle market CLOs and certain interests in the CLOs held by the Company to comply with risk retention requirements. The purchase price was approximately $16.1 million, net of $13.0 million of assumed indebtedness, and will be subject to adjustment up or down based on certain post closing working capital adjustments.  The anticipated acquisition added approximately $725.0 million to the Company’s assets under management.  The Purchase Agreement contains customary representations, warranties and covenants by the parties. The Company and the Seller are obligated, subject to certain limitations, to indemnify the other for certain customary and specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain third party claims.

The acquisition is another step in the Company’s focus on expanding its asset management platform by launching new managed funds, acquiring investment management platforms and increasing its investment activity.   This transaction is the Company’s second acquisition adding to its managed assets and represents another important step in that strategy.  The acquisition is highly complementary to the Company’s existing middle market direct lending business and provides balance to its overall asset management platform, increasing pro forma fee-paying AUM to $4 billion, split evenly between its middle market and liquid credit strategies platforms. The transaction also adds significantly to the Company’s lending capacity, allowing it to better meet the needs of its private equity clients and compete more effectively to lead new direct lending opportunities.

On July 31, 2017, our Board of Directors declared a dividend of $0.02 per share, to be paid on September 15, 2017 to stockholders of record on August 29, 2017.

Market Conditions

Market conditions in our primary target loan market strengthened in the second quarter of 2017 as middle market loan volume and pricing increased versus last quarter. According to Thomson Reuters, overall middle market loan volume in the second quarter was $40.0 billion versus $39.0 billion last quarter (revised upward) and versus $37.0 billion in the same period last year. The volume represented by new middle market transactions, as opposed to refinancing transactions, decreased slightly in the second quarter to $20.0 billion from $21.0 billion in the prior quarter but increased from $16.0 billion in the same quarter last year. Refinancing volume increased in the second quarter of 2017 to $20.0 billion from $18.0 billion in the prior quarter, but decreased slightly from $21.0 billion in the same quarter last year. As a percentage of total middle market volume, new transactions decreased slightly in the second quarter to 50% versus 54% last quarter, but increased versus 37% in the same period last year.

The pricing environment in our primary target market widened in the second quarter as middle market loan yields were up to 6.2% from 6.1% last quarter and down from 6.3% in the same quarter last year. Middle market loan yields continue to exhibit a premium versus large corporate loans.  Yields in the large corporate market also widened to 4.8% in the first quarter from 4.5% last quarter but tightened versus 5.5% in the same quarter last year.

Our direct lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets improved throughout the second half of 2016 and have continued to improve through the first half of 2017.  We believe conditions will continue to improve throughout the year as comfort grows with regulatory issues and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Total U.S. CLO issuance through the first half of 2017 of $52 billion represents a significant increase relative to $26 billion in the same period last year. For reference, total U.S. CLO issuance in 2016, 2015 and 2014 was approximately $72 billion, $99 billion and $124 billion, respectively. Along with the increasing momentum in CLO issuance, CLO credit spreads tightened through the first half of 2017, a trend we anticipate will continue through the year as market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains accommodative as an increasing number of banks are providing this type of financing and existing providers are expanding their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable as we originated $460 million of new loans at attractive yields in the second quarter. With attractive pricing, leverage below the broader loan market, and equity contributions higher than the broader market, conditions in our primary target markets continue to remain favorable. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2017 and continue to provide opportunities for us to increase our origination volume

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NewStar’s basic and diluted income per share for the three months ended June 30, 2017 was $0.10, on net income of $4.2 million. Our basic and diluted income per share was $0.13 for the six months ended June 30, 2017 on net income of $5.5 million.  This compares to basic and diluted income per share for the three months ended June 30, 2016 of $0.11, on net income of $5.2 million and basic and diluted income per share for the six months ended June 30, 2016 of $0.20, on net income of $9.3 million. Our managed portfolio was $6.5 billion at June 30, 2017, compared to $6.7 billion at December 31, 2016.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans and leases, was 6.43% and 5.81% for the three and six months ended June 30, 2017,and 6.28% and 6.29%, for the three and six months ended June 30, 2016, respectively. The loan portfolio yield in the three months ended June 30, 2017 increased from the same period in the prior year, as these yields were impacted by increasing LIBOR rates, the sale of Equipment Finance and Business Credit, which was partially offset by an increase in the volume of our broadly syndicated loans which are lower yielding.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 1.56% and 1.43% for the three and six months ended June 30, 2017 and 2.10% and 2.16% for the three and six months ended June 30, 2016, respectively. The primary factors impacting the net interest margin for the three and six months ended June 30, 2017 were liabilities re-pricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to the sale of Equipment Finance and Business Credit and a change in the composite of earning assets to include a greater amount of broadly syndicated loans, which typically are lower yielding.  In addition to the change in loan composition, loans represented a smaller portion of the average interest earning asset balance. The net interest margin was also impacted by lower amortization of deferred loans fees due to decreased prepayments, and an increase in the LIBOR.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.05% and 1.11% for the three and six months ended June 30, 2017 and 1.29% and 1.49% for the three and six months ended June 30, 2016. The decrease period over period was primarily due to a decrease in operating expenses, specifically compensation and strategic initiative expenses, as a result of cost saving targets and sales of Equipment Finance and Business Credit, implemented during the prior year, while average total assets remained relatively constant for the same period in the prior year.

Operating expenses as a percentage of average assets under management

Operating expenses as a percentage of average assets under management was 0.64% and 0.66% for the three and six months ended June 30, 2017 and 0.78% and 0.89% for the three and six months ended June 30, 2016. The decrease for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to a reduction of compensation and strategic initiative expenses and the sale of Equipment Finance and Business Credit, while assets under management have remained relatively flat from the same period in the prior year.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 51.02% and 54.40% for the three and six months ended June 30, 2017 and 50.82% and 44.68% for the three and six months ended June 30, 2016, respectively. The decrease in our efficiency for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, was primarily related to non-interest income activity. Our non-interest income activity decreased $13.0 million from the same period during the previous year, which was primarily related to the sale of Business Credit offset by the loss on total return swap and loss on loans held-for-sale.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale and fair value portfolios, was 1.75% at June 30, 2017 and 1.76% as of December 31, 2016. During the three months ended June 30, 2017, we recorded $3.3 million of specific provision for credit losses bringing the year to date specific provision for credit losses on impaired loans to $16.4 million. During the three months ended June 30, 2017 we had charge offs of $7.5 million bringing the year to date charge offs to $13.0 million. At June 30, 2017, the specific allowance for credit losses was $16.4 million, and the general allowance for credit losses was $30.9 million. At December 31, 2016, the specific allowance for credit losses was $19.8 million, and the general allowance for credit losses was $31.6 million.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans, was 0.45% as of June 30, 2017 as compared to 0.64% as of December 31, 2016. We had delinquent loans with an outstanding balance of $14.1 million and $21.1 million as of June 30, 2017 and December 31, 2016, respectively. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.06% as of June 30, 2017 and 2.99% as of December 31, 2016. As of June 30, 2017 and December 31, 2016, the aggregate outstanding balance of non-accrual loans was $95.1 million and $99.2 million, respectively and total outstanding loans held for investment was $3.1 billion at June 30, 2017 and $3.3 billion at December 31, 2016. As of June 30, 2017 and December 31, 2016, these non-accrual loans had a carrying value before specific reserves of $88.7 million and $92.9 million, respectively.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned (“OREO”) and other repossessed assets, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 3.04% as of June 30, 2017 and 3.45% as of December 31, 2016. As of June 30, 2017 and December 31, 2016, the sum of the aggregate outstanding balance of non-performing assets was $95.1 million and $115.0 million, respectively.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge-off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 0.97% and 0.84% for the three and six months ended June 30, 2017 and 0.86% and 0.88% for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2017, we had net charge offs of $7.5 million and $13.0 million, respectively. During the three and six months ended June 30, 2016, we had charge offs of $6.9 million and $14.2 million, respectively.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 0.88% and 0.70% for the three and six months ended June 30, 2017, respectively, and 0.75% and 0.76% for the three and six months ended June 30, 2016, respectively.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.42% and 0.28% for the three and six months ended June 30, 2017, respectively, and 0.53% and 0.46% for the three and six months ended June 30, 2016, respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.60% and 1.73% for the three and six months ended June 30, 2017, respectively, and 3.19% and 2.83% for the three and six months ended June 30, 2016, respectively.

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income:
Interest income	$56,913	$59,392	$111,995	$121,344
Interest expense	41,905	38,486	82,999	77,919
Net interest income	15,008	20,906	28,996	43,425
Provision for credit losses	2,698	3,623	8,847	21,336
Net interest income after provision for credit losses	12,310	17,283	20,149	22,089
Non-interest income:
Asset management income	3,826	3,543	7,473	6,984
Fee income	2,161	1,697	5,354	2,890
Realized loss on derivatives, net	—	(11)	—	(18)
Realized gain on sale of loans, net	511	162	1,207	55
Other miscellaneous income, net	1,848	1,114	3,346	3,069
Mark to market adjustment on fair value loans	(3,181)	373	(5,950)	268
Loss on total return swap	—	—	—	(6,062)
Unrealized loss on loans held-for-sale, net	14	(2,519)	(100)	(6,186)
Gain on sale of Business Credit, net	—	—	—	22,511
Total non-interest income	5,179	4,359	11,330	23,511
Operating expenses:
Compensation and benefits	6,747	8,827	14,184	19,465
General and administrative expenses	3,552	4,013	7,752	10,443
Total operating expenses	10,299	12,840	21,936	29,908
Income before income taxes	7,190	8,802	9,543	15,692
Income tax expense	3,038	3,561	4,009	6,442
Net income	$4,152	$5,241	$5,534	$9,250

Comparison of the Three Months Ended June 30, 2017 and 2016

Interest income. Interest income decreased $2.5 million, to $56.9 million for the three months ended June 30, 2017 from $59.4 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in the average balance of our interest earning assets to $3.9 billion from $4.0 billion and a decrease in the yield on average interest earning assets to 5.90% from 5.98%.

Interest expense. Interest expense increased $3.4 million, to $41.9 million for the three months ended June 30, 2017 from $38.5 million for the three months ended June 30, 2016. The increase is primarily due to the increase in LIBOR over the past year.  The average cost of funds increased to 5.08% from 4.65%.

Net interest margin. Net interest margin decreased to 1.56% for the three months ended June 30, 2017 from 2.10% for the three months ended June 30, 2016. The primary factors impacting the net interest margin for the three months ended June 30, 2017 were liabilities repricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to the sale of Equipment Finance and Business Credit and a change in the composite of earning assets to include a greater amount of broadly syndicated loans, which typically are lower yielding. In addition to the change in loan composition, loans represented a smaller portion of the average interest earning asset balance. The net interest margin was also impacted by lower amortization of deferred loans fees due to decreased prepayments, and an increase in the LIBOR.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,869,500	$56,913	5.90%	$3,997,586	$59,392	5.98%
Total interest bearing liabilities	3,306,672	41,905	5.08%	3,328,485	38,486	4.65%
Net interest spread		$15,008	0.82%		$20,906	1.32%
Net interest margin			1.56%			2.10%

Provision for credit losses. The provision for credit losses decreased $0.9 million to $2.7 million for the three months ended June 30, 2017 from $3.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, we recorded net specific provisions for impaired loans of $3.3 million compared to $1.2 million for the three months ended June 30, 2016. Our general allowance for credit losses covers estimated incurred losses in our loan portfolio with respect to loans that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations, in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and losses.

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

Impaired loans at June 30, 2017 were in Leveraged Finance over a range of industries impacted by the then current economic environment including the following: Media and Communications, Healthcare, Energy, Industrial, Other Business Services, Consumer/Retail, and Building Materials.  The Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. As of June 30, 2017, we had impaired loans with an aggregate outstanding balance of $121.8 million. Impaired loans with an aggregate outstanding balance of $95.1 million have been restructured and classified as TDRs. At June 30, 2017, the Company had a $16.4 million specific allowance for impaired loans with an aggregate outstanding balance of $79.1 million. As of June 30, 2017, we had two restructured impaired loans that had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income increased $0.8 million, to $5.2 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016. The increase in non-interest income was primarily the result of higher syndication fees partially offset by negative mark-to-market adjustment on loans held at fair value for the three months ended June 30, 2017.

Operating expenses. Operating expenses decreased $2.5 million, to $10.3 million for the three months ended June 30, 2017 from $12.8 million for the three months ended June 30, 2016. Compensation and benefits expense decreased $2.1 million primarily due to a reduction in staffing levels. General and administrative expenses decreased $0.4 million, primarily related to a decrease in strategic initiative costs.

Income taxes. For the three months ended June 30, 2017 and 2016, we provided for income taxes based on an effective tax rate of 42% and 40%, respectively.

As of June 30, 2017 and December 31, 2016, we had net deferred tax assets of $36.9 million and $40.8 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at June 30, 2017. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses, and the impact on funding levels). Based upon our assessment, we believe that a valuation allowance was not necessary as of June 30, 2017. As of June 30, 2017, our deferred tax asset was primarily comprised of $23.7 million related to our allowance for credit losses, $5.1 million related to income from non-performing loans and $6.7 million related to compensation.

Equity positions. In addition to receiving an equity interest in a borrower as a result of certain of our troubled debt restructurings, we may from time to time make an immaterial equity investment alongside our loan to a borrower. These equity interests are initially recorded at fair value. In situations where we determine the fair value has declined from the initial fair value recorded, we write-down the value of the equity interest in non-interest income. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

Comparison of the Six Months Ended June 30, 2017 and 2016

Interest income. Interest income decreased $9.3 million, to $112.0 million for the six months ended June 30, 2017 from $121.3 million for the six months ended June 30, 2016.  The decrease was primarily due to a change in composition of our interest earning assets as a result of our sale of Business Credit and Equipment Finance. These assets were primarily replaced by broadly syndicated loans which are lower yielding.
Interest expense. Interest expense increased $5.1 million, to $83.0 million for the six months ended June 30, 2017 from $77.9 million for the six months ended June 30, 2016. The increase is primarily due to the increasing interest rate environment as well as the average cost of funds increasing to 5.08% from 4.65%.

Net interest margin. Net interest margin decreased to 1.43% for the six months ended June 30, 2017 from 2.16% for the six months ended June 30, 2016. The decrease in net interest margin was primarily due to liabilities re-pricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to sale of Business Credit and Equipment Finance and a change in composition of interest earning assets to include a greater amount of broadly syndicated loans.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$4,081,983	$111,995	5.53%	$4,049,018	$121,344	6.03%
Total interest bearing liabilities	3,472,392	82,999	4.82%	3,405,268	77,919	4.06%
Net interest spread		$28,996	0.71%		$43,425	1.43%
Net interest margin			1.43%			2.16%

Provision for credit losses. The provision for credit losses decreased $12.5 million to $8.8 million for the six months ended June 30, 2017 from $21.3 million for the six months ended June 30, 2016. The decrease in the provision was primarily due to a decrease of $16.5 million in specific provisions recorded during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Non-interest income. Non-interest income decreased $12.2 million, to $11.3 million for the six months ended June 30, 2017 from $23.5 million for the six months ended June 30, 2016. The decrease in non-interest income was primarily driven by a $22.5 million gain on the sale of Business Credit that occurred during the first quarter of 2016, partially offset by a $6.1 million loss on the TRS portfolio in 2016, and $2.9 million higher asset management and fee income in 2017.

Operating expenses. Operating expenses decreased $8.0 million, to $21.9 million for the six months ended June 30, 2017 from $29.9 million for the six months ended June 30, 2016. Compensation and benefits expense decreased $5.3 million primarily due to a reduction in staffing levels. General and administrative expenses decreased $2.7 million, primarily related to a decrease in strategic initiative costs and sale of Equipment Finance.

Income taxes. For the six months ended June 30, 2017 and 2016, we provided for income taxes based on an effective tax rate of approximately 42% and 41%, respectively.

Equity positions. In addition to receiving an equity interest in a borrower as a result of certain of our troubled debt restructurings, we may from time to time make an immaterial equity investment alongside our loan to a borrower. These equity interests are initially recorded at fair value. In situations where we determine the fair value has declined from the initial fair value recorded, we write-down the value of the equity interest in non-interest income. These equity interests may give rise to potential capital gains or losses, for tax purposes. This could impact future period tax rates depending on our ability to recognize capital losses to the extent of any capital gains.

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

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	June 30, 2017	December 31, 2016
	($ in thousands)
Loans and leases, gross	$2,706,944	$2,915,805
Loans held-for-sale, gross	349,757	145,966
Total Commercial Lending Assets	$3,056,701	$3,061,771

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income:	$13,786	$19,760	$26,641	$41,617
Provision for loan losses	2,698	3,623	8,847	21,336
Net interest income after provision	11,088	16,137	17,794	20,281
Noninterest income:
Other lending fees	2,129	1,665	5,269	2,858
Gain/(loss) on sale of loans and equipment	127	347	219	462
Other noninterest income (loss)	1,898	(1,755)	3,309	12,760
Total noninterest income:	4,154	257	8,797	16,080
Non-interest expense	8,377	10,359	17,858	25,194
Income before income taxes	$6,865	$6,035	$8,733	$11,167

Comparison of the Three Months Ended June 30, 2017 and 2016

The Commercial Lending segment reported income before taxes of $6.9 million for the three months ended June 30, 2017, compared to $6.0 million for the same period in 2016. Net interest income decreased $6.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily as a result of a decrease in average interest earning assets and a decrease in the average yield on interest earning assets. The provision for loan loss amounted to $2.7 million for the three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. Noninterest income derived from the Commercial Lending segment totaled $4.2 million for the three months ended June 30, 2017, up from $0.3 million from the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The Commercial Lending segment reported income before taxes of $8.7 million for the six months ended June 30, 2017, compared to $11.2 million for the same period in 2016. Net interest income decreased $15.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of a decrease in average interest earning assets driven by the sale of Business Credit and Equipment Finance during 2016 and a decrease in the average yield on interest earning assets. The provision for loan loss amounted to $8.8 million for the six months ended June 30, 2017 compared to $21.3 million for the six months ended June 30, 2016.  Noninterest income derived from the Commercial Lending segment totaled $8.8 million for the six months ended June 30, 2017, down from $16.1 million from the six months ended June 30, 2016. The decrease of $7.2 million in noninterest income was primarily due to a $22.5 million gain on the sale of Business Credit in 2016 offset by higher lending fees and lower marks on loans held-for-sale in 2017 as compared to the same period in 2016.

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

The following table sets forth selected information with respect to assets within the Asset Management segment.

	June 30, 2017	December 31, 2016
	($ in thousands)
Loans and leases, gross (at fair value)	$403,129	$403,745
Investments in debt securities, available-for-sale, net of mark (1)	159,247	126,050
Illiquid Credit *	1,317,552	1,314,690
Liquid/Tradeable Credit *	1,584,783	1,833,607
Total Asset Management Assets	$3,464,711	$3,678,092

(1)	Investment in debt securities gross of amortization of deferred fees, net of fair value adjustment.
*

Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the  Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income	$1,222	$1,146	$2,355	$1,808
Provision for loan losses	—	—	—	—
Net interest income after provision	1,222	1,146	2,355	—
Noninterest income:				—
Management fees	2,827	3,096	6,128	6,143
Performance fees	999	447	1,345	841
Other lending fees	32	32	85	32
Gain/(loss) on sale of loans and equipment	384	145	988	145
Other noninterest (loss) income (1)	(3,217)	382	(6,013)	270
Total Noninterest income:	1,025	4,102	2,533	7,431
Non-interest expense	1,922	2,481	4,078	4,714
Income before income taxes	$325	$2,767	$810	$4,525

(1)	Includes mark to mark adjustment on fair value portfolio.

Comparison of the Three Months Ended June 30, 2017 and 2016

The Asset Management segment reported income before taxes of $0.3 million for the three months ended June 30, 2017, compared to $2.7 million for the same period in 2016 primarily due to non-interest income. Noninterest income was primarily the result of asset management and performance fee income of $3.9 million for the three months ended June 30, 2017, an increase of $0.3 million compared to the same period in 2016. This was offset by a negative mark to market adjustment of $3.2 million on loans held at fair value during the three months ended June 30, 2017 compared to $0.4 million positive mark to market adjustment for the same period in 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The Asset Management segment reported income before taxes of $0.8 million for the six months ended June 30, 2017, compared to $4.5 million for the same period in 2016 primarily due to non-interest income. Noninterest income was primarily the result of asset management and performance fee income of $7.5 million for the six months ended June 30, 2017, an increase of $0.5 million compared to the same period in 2016. This was offset by a negative mark to market adjustment of $6.0 million on loans held at fair value during the six months ended June 30, 2017 compared to $0.3 million positive mark to market adjustment for the same period in 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities, stock repurchases, dividends and other short-term liquidity needs. In addition, we had $346.6 million in net loans held-for-sale on our balance sheet at June 30, 2017, which we have the ability to sell to generate additional liquidity. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the second quarter of 2017, the U.S. economy continued to exhibit slow-to-moderate growth. Despite uncertainty surrounding a number of economic issues and a new administration, the second quarter saw generally positive results from leading economic indicators.  Positive signals were seen in the labor market, housing, and manufacturing with weaker signals shown in inflation and capital spending. We expect stable trends and slow-to-moderate growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to gradually increase, but remain relatively low in the near term, leading investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. In addition, we believe that the CLO market, which the Company partially relies upon for funding, will continue to improve in 2017 and remain supportive for experienced managers such as NewStar to issue CLOs. We believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

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

Cash and Cash Equivalents

As of June 30, 2017 and December 31, 2016, we had $49.7 million and $154.5 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future. The change in cash and cash equivalents from December 31, 2016 relates to cash received from the sale of Equipment Finance within the December 31, 2016 balance. Subsequent to year end we paid down our warehouse facilities as well as equity funded a portion of our newly originated loans.

Restricted Cash

Separately, we had $223.3 million and $262.6 million of restricted cash as of June 30, 2017 and December 31, 2016, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of June 30, 2017, we could use $155.1 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at June 30, 2017.

Cash Collateral on Deposit with Custodians

We had $7.6 million of cash collateral posted with custodians at June 30, 2017 and December 31, 2016.  These amounts represent cash posted as collateral for our repurchase agreements. At June 30, 2017 and December 31, 2016, we had $7.1 million posted against our JP Morgan Chase Bank repurchase agreement, $0.3 million posted against our Citibank Global Markets repurchase agreement and $0.2 million posted against our Natixis repurchase agreement. The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuates with the changes in the market.

Investment in Debt Securities, Available- for- Sale

The fair value of investment in debt securities, available for sale is based on prices received from third parties and reviewed by our pricing and valuation committee. Our investment in debt securities, available for sale is considered Level 3. During the six months ended June 30, 2017, we purchased $29.6 million of debt securities available-for-sale, a $5.9 million par value investment debt securities was redeemed, and received a $0.2 million par paydown.

At June 30, 2017, the fair value of investment in debt securities, available for sale was $151.4 million with a net unrealized gain of $1.9 million, compared to a fair value of $119.3 million and an unrealized loss of $6.1 million at December 31, 2016.

As a result of our evaluation of the securities, we concluded that the unrealized losses at June 30, 2017 and December 31, 2016 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At June 30, 2017, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including credit funds managed by the Company).

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of June 30, 2017 and December 31, 2016, loans held-for-sale consisted of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance	$350,016	$146,126
Lower cost or market adjustment	(259)	(160)
Gross loans held-for-sale	349,757	145,966
Deferred loan fees, net	(3,131)	(1,906)
Loans held-for-sale, net	$346,626	$144,060

At June 30, 2017, loans held-for-sale include loans with an aggregate outstanding balance of $350.0 million that were intended to be sold to credit funds managed by the Company.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present and the overcollateralization ratio is (or was previously) out of compliance with the target, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of June 30, 2017, we had impaired loans with a balance of $121.8 million. Impaired loans with an aggregate outstanding balance of $95.1 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $95.1 million were on non-accrual status. During the six months ended June 30, 2017, we had net charge-offs totaling $13.0 million of impaired loans. Impaired loans of $14.1 million were greater than 60 days past due and classified as delinquent. During the six months ended June 30, 2017, we recorded $9.6 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $1.8 million related to delinquent loans.

We closely monitor the credit quality of our loans which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan portfolio.

We have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of June 30, 2017 and December 31, 2016 was $46.8 million and $50.9 million, respectively, or 1.75% and 1.75% of loans, gross, respectively. As of June 30, 2017 and December 31, 2016, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.75% of loans, gross at June 30, 2017 compared to 1.76% at December 31, 2016.

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

Activity in the allowance for loan losses for the six months ended June 30, 2017 and for the year ended December 31, 2016 was as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	($ in thousands)
Balance as of beginning of period	$50,936	$58,259
General provision for loan and lease losses	(715)	2,746
Specific provision for loan losses	9,562	24,790
Net charge offs	(12,970)	(33,040)
Reversal due to sale of Business Credit	—	(1,819)
Balance as of end of period	46,813	50,936
Allowance for losses on unfunded loan commitments	471	472
Allowance for credit losses	$47,284	$51,408

Borrowings and Liquidity

As of June 30, 2017 and December 31, 2016, we had net outstanding borrowings totaling $3.2 billion and $3.3 billion, respectively. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of June 30, 2017 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$865,000	$403,700	$461,300	2020
Term debt securitizations(1)	2,349,726	2,116,764	232,962	2023-2028
Repurchase agreements	79,269	79,269	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	300,000	—	2024
Total	$3,973,995	$3,279,733	$694,262

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants in our debt facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At June 30, 2017, we were in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

Credit Facilities

As of June 30, 2017 we had two credit facilities through certain of our wholly-owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

Our $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans had an outstanding balance of $373.7 million and unamortized deferred financing fees of $5.5 million as of June 30, 2017. Interest on this facility accrues at a variable rate per annum. This facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

Our $250.0 million credit facility with Citibank to fund leveraged finance loans had a $30.0 million outstanding balance and unamortized deferred financing fees of $2.1 million as of June 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

Senior notes

On April 22, 2015, we issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, we issued an additional $80.0 million in aggregate principal amount of 2020 Notes at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. We used a portion of the net proceeds from the April 2015 notes offering to repay in full our corporate credit facility with Fortress Credit Corp. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of June 30, 2017, unamortized deferred financing fees were $4.6 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto, our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Our Consolidated Non-Funding Debt to Equity Ratio is defined as the ratio of our Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to our Consolidated Stockholders Equity (as defined in the indenture). If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest. At June 30, 2017 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During 2015, we drew an additional $75 million of Subordinated Notes. We drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $50.3 million as of June 30, 2017 and $53.7 million as of December 31, 2016. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of June 30, 2017, unamortized deferred financing fees were $4.7 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. Beginning on December 5, 2019, we are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt Securitizations

2012-2 CLO.  On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At June 30, 2017, the $155.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $201.5 million. At June 30, 2017, unamortized deferred financing fees were $0.3 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2012-2 CLO
Class A	$190,700	$66,364	1.90%
Class B	26,000	26,000	3.25%
Class C	35,200	35,200	4.25%
Class D	11,400	11,400	6.25%
Class E	16,300	16,300	6.75%
Total notes	279,600	155,264
Class F	24,100	24,100	N/A
Subordinated notes	22,183	22,183	N/A
Total for 2012-2 CLO	$325,883	$201,547

2014-1 CLO.  On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At June 30, 2017, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At June 30, 2017, unamortized deferred financing fees were $1.7 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%
Class B-1	20,000	20,000	2.60%
Class B-2	13,250	13,250	(1)
Class C	30,250	30,250	3.60%
Class D	23,500	23,500	4.75%
Total notes	289,500	289,500
Class E	18,500	18,500	N/A
Class F	14,000	14,000	N/A
Subordinated notes	26,375	26,375	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At June 30, 2017, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At June 30, 2017, unamortized deferred financing fees were $2.8 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%
Class A-2	35,000	35,000	(1)
Class B	50,000	50,000	2.80%
Class C	38,500	38,500	3.85%
Class D	33,250	33,250	5.50%
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At June 30, 2017, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At June 30, 2017, unamortized deferred financing fees were $2.6 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%
Class A-2	23,000	23,000	(1)
Class B	40,000	40,000	2.90%
Class C	26,250	26,250	3.95%
Class D	28,500	28,500	5.25%
Class E	5,000	5,000	7.50%
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%
Subordinated notes	46,806	46,806	N/A
Total for 2015-2 CLO	$397,806	$397,806

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests and, the Class D and Class E notes. At June 30, 2017, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At June 30, 2017, unamortized deferred financing fees were $2.2 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%
Class A-2	20,000	20,000	(1)
Class B	36,750	36,750	3.75%
Class C	22,500	22,500	5.40%
Class D	7,500	7,500	5.50%
Total notes	263,250	263,250
Class D (retained)	16,250	16,250	5.50%
Class E (retained)	23,000	23,000	7.50%
Subordinated notes	45,506	45,506	N/A
Total for 2016-1 CLO	$348,006	$348,006

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At June 30, 2017, the outstanding note balance was $367.8 million and unamortized deferred financing fees were $3.8 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

The following table sets forth selected information with respect to the Arch Street CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
Arch Street CLO
Class X	$2,500	$-	1.25%
Class A	256,000	256,000	1.65%
Class B	48,000	48,000	2.24%
Class C	20,000	20,000	3.00%
Class D	22,750	22,750	4.20%
Class E	21,000	21,000	6.95%
Total notes	370,250	367,750
Class F (retained)	5,500	5,500	8.60%
Subordinated notes	34,000	34,000	N/A
Total for Arch Street CLO	$409,750	$407,250

2017-1 CLO.  On March 20, 2017 we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2017-1 LLC (the “2017-1 CLO”).  This securitization was a refinance of the NewStar Commercial Loan Funding 2013-1 LLC term debt securitization completed on September 11, 2013. The Company remains the servicer of the loans. Simultaneously with the refinance, the 2017-1 CLO issued $328.0 million of replacement notes to institutional investors. The Company retained the Class E-N replacement notes and all of the equity which together totaled $69.3 million. At June 30, 2017, the $303.0 million of outstanding drawn replacement notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $372.3 million. At June 30, 2017, unamortized deferred financing fees were $3.2 million. The reinvestment period is expected to end in March 2019 and the replacement notes are expected scheduled to mature in October 2027.

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

The following table sets forth selected information with respect to the 2017-1 CLO:

	Notes originally issued	Outstanding balance June 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2017-1 CLO
Class A-T-N	$207,000	$207,000	1.78%
Class A-R-N	25,000	-	1.78%
Class B-N	40,000	40,000	2.50%
Class C-N	32,000	32,000	3.50%
Class D-N	24,000	24,000	5.10%
Total refinanced notes	328,000	303,000
Class E-N	20,000	20,000	7.75%
Subordinated notes	49,250	49,250	N/A
Total for 2017-1 CLO	$397,250	$372,250

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

Repurchase Agreements

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, there was no balance under the Deutsche Bank Repurchase Agreement. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $49.1 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of April 2, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $28.3 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of June 30, 2017, the outstanding balance was $1.8 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program commenced immediately following the expiration of the prior stock repurchase program on December 31, 2016. The repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice. As of June 30, 2017, the Company had repurchased 1,438,376 shares of common stock at a weighted average price per share of $10.04.

Dividend Policy

On February 14, 2017, our Board of Directors initiated a quarterly cash dividend, of $0.02 per share paid on March 17, 2017 to stockholders of record on March 2, 2017. On May 2, 2017, our Board of Directors initiated a dividend of $0.02 per share, to be paid on June 15, 2017 to stockholders of record on May 30, 2017. Subsequent to the end of the second quarter, our Board of Directors declared a quarterly cash dividend of $0.02 per share, to be paid on September 15, 2017 to stockholders of record on August 29, 2017.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At June 30, 2017, we had $306.1 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At June 30, 2017, we had $6.8 million of standby letters of credit.

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

As of June 30, 2017 and December 31, 2016, investments in debt securities available-for-sale totaled $151.4 million and $119.3 million, respectively. At June 30, 2017, our net unrealized gain on those debt securities totaled $1.9 million and at December 31, 2016, our net unrealized loss on debt securities totaled $6.1 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of June 30, 2017, substantially all of the loans in our portfolio were at variable rates and had interest rate floors.  Majority of loans are currently priced above floors. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of June 30, 2017. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$9,220
Increase of	100	12,433
Increase of	200	25,000
Increase of	300	37,567

As interest rates have risen above the floors in our loans, The Company has transitioned from being liability sensitive to asset sensitive.  As of June 30, 2017 the net gap was $1.2 billion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s risk factors since our most recently filed Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on June 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2017	212,787	$10.65	2,265,727	$19,770,578
May 1-31, 2017	199,362	9.81	1,955,200	17,815,377
June 1-30, 2017	217,847	10.38	2,261,195	15,554,182
Total: Three months ended June 30, 2017	629,996	$10.29	6,482,122	$15,554,182

(1)

The Company repurchased 1,438,376 shares during the period pursuant to the share repurchase program that we announced on December 9, 2016 (the “Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)	The Repurchase Program provides for the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(1)

Second Amendment to Sixth Amended and Restated Loan Servicing Agreement by and among NewStar CP Funding LLC, as Borrower, NewStar Financial, Inc., as Originator and Servicer and the Lenders identified on signature pages and Wells Fargo, National Association as Administrative Agent, dated April 4, 2017.

Filed herewith.

4(2)

Second Amendment to Loan Servicing Agreement by and among NewStar Warehouse Funding I LLC, as Borrower, NewStar Financial, Inc. as Originator and Collateral Manager and the Lenders identified on signature pages and Citibank, N.A., as Administrative Agent, dated April 14, 2017.

Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: August 7, 2017	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

4(1)

Second Amendment to Sixth Amended and Restated Loan Servicing Agreement by and among NewStar CP Funding LLC, as Borrower, NewStar Financial, Inc., as Originator and Servicer and the Lenders identified on signature pages and Wells Fargo, National Association as Administrative Agent, dated April 4, 2017.

Filed herewith.

4(2)

Second Amendment to Loan Servicing Agreement by and among NewStar Warehouse Funding I LLC, as Borrower, NewStar Financial, Inc. as Originator and Collateral Manager and the Lenders identified on signature pages and Citibank, N.A., as Administrative Agent, dated April 14, 2017.

Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document