Form 10-Q
period 2017-09-30
NewStar Financial, Inc.
filed 2017-11-03
CIK 1373561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 41,555,754 shares of common stock, $0.01 par value per share, outstanding.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q of NewStar Financial, Inc., contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about:

•	our anticipated financial condition, including estimated loan losses;
•	our expected results of operation;
•	our growth and market opportunities;
•	trends and conditions in the financial markets in which we operate;
•	our future funding needs and sources and availability of funding;
•	our involvement in capital-raising transactions;
•	our ability to meet draw requests under commitments to borrowers under certain conditions;
•	our competitors;
•	our provision for credit losses;
•	our future development of our products and markets;
•	our ability to compete;
•	our stock price or dividend policy; and
•

the consummation of the transactions contemplated by our definitive merger agreement with First Eagle Holdings, Inc. (First Eagle) and our asset purchase agreement with GSO Diamond Portfolio Holdco LLC (GSO), each of which is described in more detail in this Quarterly Report.

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
•

the failure to obtain the approval of the Company’s stockholders or required regulatory approvals or the failure to satisfy any other closing conditions to the Merger Agreement or the Asset Purchase Agreement as defined and described under Note 17 in this Quarterly Report;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or Asset Purchase Agreement; and
•

potential disruption of management’s attention from our ongoing business operations due to the transactions contemplated by the Merger Agreement and Asset Purchase Agreement, the effect of the announcement of these transactions and the effect of the operating restrictions in the transaction agreements on the ongoing operations of the Company and its relationship with its investors, funding sources, borrowers and others with whom it does business.

For a further description of these and other risks and uncertainties, we encourage you to carefully read section Item 1A. “Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2016, as supplemented by the risks outline under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2017	December 31, 2016
	($ in thousands, except per share and par value amounts)
Assets:
Cash and cash equivalents	$62,538	$154,480
Restricted cash	251,653	262,643
Cash collateral on deposit with custodians	7,564	7,564
Investments in debt securities, available-for-sale	175,837	119,307
Loans held-for-sale, net	371,941	144,060
Loans, net (including loans at fair value of $407,465 and $403,745, respectively)	2,995,997	3,239,191
Interest receivable	15,496	14,622
Property and equipment, net	212	274
Deferred income taxes, net	32,081	40,807
Income tax receivable	6,606	—
Goodwill	17,884	17,884
Identified intangible asset, net	5,318	572
Other assets	59,507	39,188
Total assets	$4,002,634	$4,040,592
Liabilities:
Credit facilities, net	$456,961	$445,493
Term debt, net	16,973	—
Term debt securitizations, net	2,085,733	2,195,064
Senior notes, net	375,287	373,919
Subordinated notes, net	246,929	241,390
Repurchase agreements, net	80,569	55,046
Accrued interest payable	34,435	21,319
Income tax payable	—	12,562
Other liabilities	59,995	48,377
Total liabilities	3,356,882	3,393,170
Stockholders’ equity:
Preferred stock, par value $0.01 per share (5,000,000 shares authorized; no shares outstanding)	—	—
Common stock, par value $0.01 per share:
Shares authorized: 145,000,000 in 2017 and 2016;
Shares outstanding 41,480,754 in 2017 and 42,820,198 in 2016	415	428
Additional paid-in capital	747,438	743,783
Retained earnings	67,173	59,577
Common stock held in treasury, at cost; 16,182,143 in 2017 and 14,352,904 in 2016	(171,288)	(152,720)
Accumulated other comprehensive income (loss), net	2,014	(3,646)
Total stockholders’ equity	645,752	647,422
Total liabilities and stockholders’ equity	$4,002,634	$4,040,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net interest income:
Interest income	$58,752	$65,155	$170,747	$186,499
Interest expense	43,145	39,897	126,144	117,816
Net interest income	15,607	25,258	44,603	68,683
Provision for credit losses	1,494	3,570	10,341	24,906
Net interest income after provision for credit losses	14,113	21,688	34,262	43,777
Non-interest income:
Asset management income	3,544	3,353	11,017	10,337
Fee income	1,025	2,946	6,379	5,836
Realized loss on derivatives, net	—	(13)	—	(31)
Realized gain (loss) on sale of loans, net	294	(19)	1,501	36
Other miscellaneous income, net	1,984	794	5,330	3,490
Mark to market adjustment on fair value loans	(867)	3,437	(6,817)	3,705
Loss on total return swap	—	—	—	(6,062)
Unrealized (loss) gain on loans held-for-sale, net	(457)	468	(557)	(5,345)
Gain on sale of Business Credit, net	—	—	—	22,511
Total non-interest income	5,523	10,966	16,853	34,477
Operating expenses:
Compensation and benefits	7,480	13,175	21,664	32,640
General and administrative expenses	4,420	4,894	12,172	15,337
Total operating expenses	11,900	18,069	33,836	47,977
Income before income taxes	7,736	14,585	17,279	30,277
Income tax expense	3,151	5,941	7,160	12,383
Net income	$4,585	$8,644	$10,119	$17,894
Basic Earnings per share	$0.11	$0.19	$0.24	$0.38
Diluted Earnings per share	$0.11	$0.19	$0.24	$0.38
Dividends declared per common share	$0.02	$—	$0.06	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net income	$4,585	$8,644	$10,119	$17,894
Other comprehensive income (loss), net of tax:
Net unrealized securities gains (losses), net of tax expense (benefit) of $604, $2,044, $3,871 and $789, respectively	884	3,028	5,664	1,193
Net unrealized derivative gains, net of tax expense (benefit) of $[-], $5, $(3) and $2, respectively	—	8	(4)	(3)
Other comprehensive income (loss)	884	3,036	5,660	1,190
Comprehensive income	$5,469	$11,680	$15,779	$19,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2017	$428	$743,783	$59,577	$(152,720)	$(3,646)	$647,422
Net income	—	—	10,119	—	—	10,119
Other comprehensive income	—	—	—	—	5,660	5,660
Common stock dividends of $0.06 per share	—	—	(2,523)	—	—	(2,523)
Issuance of restricted stock	4	(4)	—	—	—	—
Net shares reacquired from employee transactions	(1)	1	—	(829)	—	(829)
Repurchase of common stock	(18)	18	—	(17,739)	—	(17,739)
Exercise of common stock options, net	2	1,039	—	—	—	1,041
Amortization of restricted common stock awards	—	2,601	—	—	—	2,601
Balance at September 30, 2017	$415	$747,438	$67,173	$(171,288)	$2,014	$645,752

	NewStar Financial, Inc. Stockholders’ Equity For the Nine Months Ended September 30, 2016
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, net	Common Stockholders’ Equity
	($ in thousands)
Balance at January 1, 2016	$465	$742,970	$31,353	$(109,245)	$(6,065)	$659,478
Net income	—	—	17,894	—	—	17,894
Other comprehensive income	—	—	—	—	1,190	1,190
Issuance of restricted stock	6	(6)	—	—	—	—
Net Shares reacquired from employee transactions	(1)	1	—	(445)	—	(445)
Tax benefit (expense) from vesting of restricted stock	—	(473)	—	—	—	(473)
Repurchase of common stock	(12)	12	—	(8,862)	—	(8,862)
Exercise of common stock options, net	9	(1,108)	—	—	—	(1,099)
Tax benefit from exercise of stock options	—	1,225	—	—	—	1,225
Amortization of restricted common stock awards	—	2,822	—	—	—	2,822
Balance at September 30, 2016	$467	$745,443	$49,247	$(118,552)	$(4,875)	$671,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Cash flows from operating activities:
Net income	$10,119	$17,894
Adjustments to reconcile net income to net cash used for operations:
Provision for credit losses	10,341	24,906
Depreciation, amortization and accretion, net	(9,609)	(9,159)
Amortization of debt issuance costs	12,818	13,720
Equity compensation expense	2,601	2,822
Gain on sale of Business Credit, net	—	(22,511)
Gain on sale of loans, net	(1,501)	(36)
Loss on total return swap	—	6,062
Gain on sale of equipment, net	—	(724)
Loss on sale of CLO bonds	2	—
Net change in deferred income taxes	4,859	2,466
Loans held-for-sale originated	(765,180)	(217,132)
Proceeds from sale of loans held-for-sale	568,288	313,287
Unrealized loss on loans held-for-sale, net	557	5,345
Net change in interest receivable	(874)	(2,340)
Net change in other assets	(17,406)	(15,090)
Net change in accrued interest payable	13,116	13,086
Net change in other liabilities	(32,505)	(11,165)
Net cash (used in) provided by operating activities	(204,374)	121,431
Cash flows from investing activities:
Net change in restricted cash	10,991	(240,397)
Net change in loans and leases	233,681	(92,685)
Purchase of equity investments	(5,222)	(4,052)
Return of capital - equity investments	793	—
Purchase of debt securities, available-for-sale	(39,709)	—
Proceeds from debt securities, available-for-sale	6,226	6,000
Purchase of property and equipment	(20)	(9)
Net cash provided by (used in) investing activities	206,740	(331,143)
Cash flows from financing activities:
Inputs from exercise of stock options, net	1,041	(1,099)
Tax benefit from exercise of stock options	—	1,225
Tax expense from vesting of restricted stock	—	(473)
Payment of dividends on common stock	(2,523)	—
Advances on credit facilities	431,100	1,282,522
Repayment of borrowings on credit facilities	(421,500)	(1,602,978)
Issuance of term debt securitization	303,000	623,197
Borrowings on term debt securitization	—	37,600
Repayment of borrowings on term debt securitization	(415,057)	(142,155)
Borrowing of term debt	4,000	—
Borrowing on subordinated notes	—	24,500
Borrowings on repurchase agreements	29,539	3,496
Repayment of borrowings on repurchase agreements	(4,016)	(47,694)
Release of cash collateral	—	53,517
Payment of deferred financing costs	(1,324)	(10,240)
Purchase of treasury stock	(18,568)	(9,307)
Net cash (used in) provided by financing activities	(94,308)	212,111
Net decrease in cash during the period	(91,942)	2,399
Cash and cash equivalents at beginning of period	154,480	35,933
Less cash of Equipment Finance held-for-sale	—	(2,066)
Cash and cash equivalents at end of period	$62,538	$36,266

NEWSTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Unaudited

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Supplemental cash flows information:
Interest paid	$113,078	$104,731
Taxes paid, net of refund	21,478	5,201
Assumed debt related to acquisition of investment in available for sale securities	12,973	—
Transfer of loans, net to other real estate owned	—	15,781
Transfer of loans, net to loans-held-for-sale, at fair value	31,546	67,704
Transfer of Equipment Finance assets to held-for-sale	—	160,735
Transfer of Equipment Finance liabilities to held-for-sale	—	44,158
Unsettled trades payable	21,488	138,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Organization

NewStar Financial, Inc. ("NewStar"), together with its consolidated subsidiaries (collectively, the "Company"), is an internally-managed, middle market direct lender and credit-oriented asset manager headquartered in Boston, MA. The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market by offering a range of flexible debt financing options. The Company also offers a range of investment management products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit. The Company manages approximately $7.2 billion of assets, $3.6 billion held in consolidated subsidiaries of the Company and $3.6 billion in off balance sheet credit funds.

NewStar operates its business through two reportable segments: Commercial Lending and Asset Management.

Commercial Lending

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

The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company also arranges larger transactions that it may retain on its balance sheet or syndicate to other lenders, which include off balance sheet managed credit funds managed by the Company for third party institutional investors. By syndicating loans to other lenders and the Company's off balance sheet managed credit funds, it is able to provide larger financing commitments to its customers and generate fee income, while limiting its risk exposure to single borrowers.

Asset Management

As a registered investment adviser, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid tradeable credit. The Company manages a series of private credit funds that co-invest in middle market loans originated through its established leveraged finance lending platform. Through its registered investment adviser subsidiary, NewStar Capital, the Company also manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany transactions have been eliminated in consolidation. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the interim condensed consolidated financial statements have been included. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The estimates most susceptible to change in the near-term are the Company’s estimates of its (i) allowance for credit losses, (ii) recorded amounts of deferred income taxes, (iii) fair value measurements used to record fair value adjustments to certain financial instruments, (iv) valuation of investments, (v) determination of other than temporary impairments and temporary impairments and (vi) impairment of goodwill and identified intangible assets. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As discussed in Note 17, the Company entered into a definitive agreement with First Eagle Holdings, Inc. and certain of its direct and indirect subsidiaries, as a result of which the Company will become an indirect wholly-owned subsidiary of First Eagle. The closing of the transactions contemplated by the agreement is subject to the approval of our stockholders, regulatory approvals, and other conditions. As a result, none of the condensed consolidated financial statements and related disclosures in this Form 10-Q consider the potential impact of the pending merger and related transactions.

Principles of Consolidation

The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest under ASC Topic 810, as amended by ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which revised the existing consolidation guidance and required the Company to re-evaluate whether to consolidate certain types of entities. The Company evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Company’s involvement would make it the primary beneficiary.

Investments in Consolidated Variable Interest Entities

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations used to fund the Company’s lending activities. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of asset backed securities. In instances where the Company retains 100% of the equity interests and services the loans, the Company is considered the primary beneficiary of the VIE and consolidates the entities.

Investments in Unconsolidated Variable Interest Entities and Other Unconsolidated Entities

The Company also holds variable interests in certain VIEs that are not consolidated because the Company is not considered the primary beneficiary, including its investments in certain managed credit funds and CLOs.  The Company’s involvement with such entities is in the form of equity interests that the Company has deemed more than insignificant and/or asset management fees for services provided. In instances where the Company holds equity interests, those interests are held on our balance sheet and included in Investments in Debt Securities, Available-for-Sale.

The Company manages a series of other entities and separately managed accounts for third parties. The Company receives fees for services performed with respect to such entities, which the Company has determined are not variable interests.  These fees earned by the Company are included in asset management income.

Investments in unconsolidated variable interest entities and other unconsolidated entities are referred to in this Quarterly Report as off balance sheet managed credit funds.

Prior Period Reclassification

Prior period amounts are reclassified wherever necessary to conform with current period presentation.

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

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323).  ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-07 on January 1, 2017. The adoption of ASU 2016-07 did not impact its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2017-01 as a result of the Fifth Street CLO Management LLC acquisition. The adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The update clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which provides additional clarification and improvements for the following areas: loan guarantee fees, contract costs-impairment testing, provision for losses on construction-type and production-type contracts, cost capitalization guidance, and disclosure requirements. The effective date and transition of ASU 2016-20 is the same as the effective date and transition of ASU 2014-09. The Company has established a team which continues to evaluate and document the possible impacts of the standard, including potential changes to the accounting for investment management services performed, and also consider any reporting, tax and operational implications. The Company has not yet finalized its transition method, but does not expect, under either method, the provisions of ASU 2014-09 to result in any material changes to the timing of when revenue is recognized. The Company plans to adopt this standard effective January 1, 2018.

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

Note 3. Acquisition and Disposition Activities

Acquisition of Fifth Street CLO Management LLC

On July 20, 2017, the Company acquired 100% of the limited liability company interests of Fifth Street CLO Management LLC (“FSCM”), a wholly-owned subsidiary of Fifth Street Holdings L.P. The purchase included contracts to manage two off balance sheet middle market CLOs and certain interests in the CLOs which will be held on the balance sheet of NewStar after the acquisition to comply with risk retention requirements. FSCM was subsequently rebranded and now operates as NewStar Commercial Loan Originator II LLC, a wholly-owned subsidiary of the Company. The Company evaluated the transaction under ASU 2017-01 and concluded that it does not meet the definition of a business and therefore is treated as an asset acquisition.

The purchase price was $16.6 million, net of $13.1 million of assumed indebtedness. The assets acquired and the liabilities assumed in the acquisition were recorded by the company at their estimated fair values as of the acquisition date.

Fair Value
($ in thousands)
Assets Acquired
Investment in available for sale securities	$23,068
Identified intangible assets	5,394
Other assets	1,221
Total assets acquired	$29,683
Liabilities Assumed
Accrued expenses	$125
Term Debt	12,973
Total Liabilities Assumed	$13,098
Identified, net assets acquired	$16,585

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

The fair value of investments in available for sale securities was determined based upon the value of notes of the CLO’s determined through a third party appraisal. The majority of these notes were retained for European Union (“EU”) risk retention rules.

The fair value of the customer contracts and related customer relationships included in identified intangible assets above, was determined using the excess earnings method under the income approach per ASC 820.  Management projected net cash flows of each investment / collateral management agreement acquired to estimate the useful life of the respective contracts. These net after-tax cash flows were discounted to present value as of the acquisition date. The fair value of customer contracts and related customer relationships was estimated at $5.4 million. The intangible assets are being amortized over their expected economic useful life, which we estimate at 3.5 years.

The fair value of other assets included accrued management fees, prepaid expenses and miscellaneous receivables which the Company believes approximated carrying value.

The fair value of the accrued expenses approximated the carrying value of these accounts.

The fair value of the term debt was recorded at the outstanding amount due to the third party as of the acquisition date which the Company believes approximated carrying value.

Sale of NewStar Equipment Finance assets and related platform

On December 1, 2016, the Company sold the assets of NewStar Equipment Finance (“Equipment Finance”) and related platform to a third party and exited the business. The sale of Equipment Finance assets was the result of the Company’s decision to exit businesses with economic models increasingly challenged by competition from banks and other lenders with access to lower cost funding.  The sale resulted in a gain of $6.7 million, before transaction related costs of $4.3 million. The net gain was recorded in non-interest income on the consolidated statement of operations. In connection with the sale of the assets of Equipment Finance, the Company established a $1.4 million contingent liability to cover any potential credit indemnification costs resulting from actual credit losses incurred on the assets sold.  As of September 30, 2017, this amount was reduced to $1.0 million. This liability reflects management’s best estimate of losses, taking into consideration the individual credit quality and borrower activity since origination and the anticipated residual value of the assets sold. As of September 30, 2017, the Company had not been notified or required to pay for any credit losses on the assets sold. The initial indemnification is capped at $10.0 million of actual credit losses and is reduced to $8.0 million at December 31, 2017, then further reduced to $5.0 million at December 31, 2018, $3.0 million at December 31, 2019 and zero as of December 31, 2020.

Sale of NewStar Business Credit LLC

On March 31, 2016, the Company sold its asset based lending business, NewStar Business Credit LLC (“Business Credit”) to a third party. The sale resulted in a gain of $22.5 million, before transaction related costs of $2.5 million. The net gain was recorded in non-interest income on the accompanying consolidated statement of operations.

Note 4. Loans Held-for-Sale, Loans, Leases and Allowance for Credit Losses

As of September 30, 2017 and December 31, 2016, loans held-for-sale consisted of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance	$376,276	$146,126
Lower cost or market adjustment	(716)	(160)
Gross loans held-for-sale	375,560	145,966
Deferred loan fees, net	(3,619)	(1,906)
Loans held-for-sale, net	$371,941	$144,060

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or fair value.

At September 30, 2017, loans held-for-sale consisted of loans with an aggregate outstanding balance of $376.3 million that were intended to be sold to off balance sheet managed credit funds. The Company sold loans with an outstanding balance totaling $48.3 million to entities other than off balance sheet managed credit funds for an aggregate gain of $0.1 million during the nine months ended September 30, 2017.  The Company sold loans with an outstanding balance of $105.0 million for a net loss of $0.04 million to entities other than off balance sheet managed credit funds during the nine months ended September 30, 2016.

As of September 30, 2017, and December 31, 2016, loans consisted of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance (1)	$3,049,574	$3,308,926
Real Estate	10,716	10,624
Gross loans	3,060,290	3,319,550
Deferred loan fees and discount, net	(24,534)	(29,423)
Allowance for loan losses	(39,759)	(50,936)
Total loans, net	$2,995,997	$3,239,191

(1)	Includes loans at fair value of $407.5 million and $403.7 million, respectively.

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

Loans which are rated at or better than a specified threshold are typically classified as “Pass”, and loans rated worse than that threshold are typically classified as “Criticized”, a characterization that may apply to impaired loans, including TDR. As of September 30, 2017, $106.8 million of the Company’s loans were classified as “Criticized,” all of which were impaired loans, and $3.0 billion were classified as “Pass”. As of December 31, 2016, $118.7 million of the Company’s loans were classified as “Criticized” all of which were impaired loans, and $3.2 billion were classified as “Pass”.

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

As of September 30, 2017, the Company had investments, net of charge-offs in impaired loans with a balance of $153.7 million. Impaired loans with an aggregate outstanding balance of $85.1 million have been restructured and classified as TDRs. At September 30, 2017, additional funding commitments for TDRs totaled $4.1 million. As of September 30, 2017, the aggregate carrying value of equity investments in certain of the Company’s borrowers in connection with troubled debt restructurings totaled $10.9 million. Impaired loans with an aggregate outstanding balance of $103.8 million were also on non-accrual status. These non-accrual loans had a carrying value of $97.4 million before specific reserves. For impaired loans on non-accrual status, the Company’s policy is to reverse the accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year. The recognition of interest income on the loan only resumes when factors indicating doubtful collection no longer exist and the non-accrual loan payment status has been brought current. During the three and nine months ended September 30, 2017, the Company charged off $8.6 million and $21.5 million, respectively of non-accruing loan balances.  During the three months ended September 30, 2017, the Company placed one new relationship on non-accrual status with an aggregate outstanding balance of $26.9 million. During the nine months ended September 30, 2017, the Company placed loans with an aggregate outstanding balance of $35.5 million on non-accrual status. During the three and nine months ended September 30, 2017, the Company recorded $3.9 million and $13.4 million, respectively, of net specific provisions for impaired loans. At September 30, 2017, the Company had a $11.7 million specific allowance for impaired loans with an aggregate outstanding balance of $100.1 million. At September 30, 2017, additional funding commitments for impaired loans totaled $14.1 million. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance additional funding commitments may be made at the Company’s discretion. As of September 30, 2017, the Company had loans totaling $36.7 million which were greater than 60 days past due and classified as delinquent of which $4.0 million were on non-accrual status. Included in the $11.7 million specific allowance for impaired loans was $5.1 million related to delinquent loans.

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

A summary of impaired loans is as follows:

	Investment, Net of Charge-offs	Investment, Net of Unamortized Discount/Premium	Unpaid Principal
	($ in thousands)
September 30, 2017
Impaired loans	$153,716	$146,742	$179,471
December 31, 2016
Impaired loans	$133,413	$126,839	$154,879

	Recorded Investment with a Related Allowance for Credit Losses	Recorded Investment, net, with a Related Allowance for Credit Losses	Recorded Investment without a Related Allowance for Credit Losses	Recorded Investment, net, without a Related Allowance for Credit Losses
	($ in thousands)
September 30, 2017
Impaired loans	$100,085	$93,176	$53,631	$53,566
December 31, 2016
Impaired loans	$73,499	$68,924	$59,914	$57,915

During the three and nine months ended September 30, 2017, the Company recorded net partial charge-offs of $8.6 million and $21.5 million, respectively. During the three months ended September 30, 2016, the Company recorded a net recovery of $0.05 million on loans previously charged-off, and during the nine months ended September 30, 2016, the Company recorded net charge-offs of $14.2 million.

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

Below is a summary of the Company’s evaluation of its amortized cost portfolio and allowance for loan losses by impairment methodology:

	Leveraged Finance		Real Estate
September 30, 2017	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)(2)	$2,488,393	$28,001	$10,716	$93
Individually evaluated (3)	153,716	11,665	—	—
Total	$2,642,109	$39,666	$10,716	$93

	Leveraged Finance		Real Estate
December 31, 2016	Investment	Allowance	Investment	Allowance
	($ in thousands)
Collectively evaluated (1)(2)	$2,771,768	$31,073	$10,624	$92
Individually evaluated (3)	133,413	19,771	—	—
Total	$2,905,181	$50,844	$10,624	$92

(1)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans. These loans had a weighted average risk rating of 5.3 and 5.2 at September 30, 2017 and December 31, 2016, respectively, based on the Company’s internally developed 12 point scale for the Leveraged Finance and Real Estate loans.

(2)	Excludes $407.5 million at September 30, 2017 and $403.7 million at December 31, 2016 of Leveraged Finance loans which the Company elected to record at fair value.
(3)	Represents loans individually evaluated for impairment in accordance with ASU 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Below is a summary of the Company’s investment in nonaccrual loans.

Recorded Investment in Nonaccrual Loans	September 30, 2017	December 31, 2016
	($ in thousands)
Nonaccrual loans	$103,819	$99,233
Less: Deferred loan fees	(6,533)	(6,485)
Add back: Interest receivable	73	116
Total	$97,359	$92,864

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

The Company has made the following types of concessions in the context of a TDR:

Group I:

•	extension of principal repayment term
•	principal holidays
•	interest rate adjustments

Group II:

•	partial forgiveness
•	conversion of debt to equity

A summary of the types of concessions that the Company made with respect to TDRs at September 30, 2017 and December 31, 2016 is provided below:

	Group I	Group II
	($ in thousands)
September 30, 2017	$85,095	$54,392
December 31, 2016	$114,803	$77,061

Note: A loan may be included in both restructuring groups, but not repeated within each group.

For the three and nine months ended September 30, 2017, the Company recorded $8.6 million and $21.6 million, respectively, of partial charge-offs related to loans previously classified as TDR. As of September 30, 2017, the Company had not removed the TDR classification from any loan previously identified as such during the quarter, but had charged-off, sold and received repayments of outstanding TDRs.

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

As of the Three Months Ended September 30, 2017	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$5,815	$5,277	$5,277
Total	$5,815	$5,277	$5,277

As of the Nine Months Ended September 30, 2017	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$5,815	$5,277	$34,735
Total	$5,815	$5,277	$34,735

As of the Three Months Ended September 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$8,372	$8,473	$—
Real Estate	—	—	—
Total	$8,372	$8,473	$—

As of the Nine Months Ended September 30, 2016	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Investment in TDR Subsequently Defaulted
	($ in thousands)
Leveraged Finance	$10,147	$9,781	$—
Real Estate (1)	—	—	4,483
Total	$10,147	$9,781	$4,483
(1)	Amount reflects charge-off on an impaired Real Estate TDR that was taken prior to transfer to held-for-sale.

The following sets forth a breakdown of troubled debt restructurings at September 30, 2017 and December 31, 2016:

As of September 30, 2017	Accrual Status				For the nine months
($ in thousands) Loan Type	Accruing	Nonaccrual	TDR Balance	Specific Allowance	Charged-off
Leveraged Finance	$16,025	$69,070	$85,095	$5,279	$21,554
Total	$16,025	$69,070	$85,095	$5,279	$21,554

As of December 31, 2016	Accrual Status				For the year
($ in thousands) Loan Type	Accruing	Nonaccrual	Impaired Balance	Specific Allowance	Charged-off
Leveraged Finance	$24,367	$90,436	$114,803	$15,939	$26,684
Total	$24,367	$90,436	$114,803	$15,939	$26,684

The Company classifies a loan as delinquent when it is over 60 days past due. An age analysis of the Company’s delinquent receivables is as follows:

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
	($ in thousands)
September 30, 2017
Leveraged Finance	$—	$36,656	$36,656	$3,012,918	$3,049,574	$22,596
Real Estate	—	—	—	10,716	10,716	—
Total	$—	$36,656	$36,656	$3,023,634	$3,060,290	$22,596

	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Investment in > 60 Days & Accruing
	($ in thousands)
December 31, 2016
Leveraged Finance	$—	$21,135	$21,135	$3,287,791	$3,308,926	$—
Real Estate	—	—	—	10,624	10,624	—
Total	$—	$21,135	$21,135	$3,298,415	$3,319,550	$—

A general allowance is provided for loans within the amortized portfolio that are not impaired. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans held at amortized cost. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to, changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan losses. The Company continually evaluates the appropriateness of its allowance for credit losses methodology. Based on the Company’s evaluation process to determine the level of the allowance for loan losses, management believes the allowance to be adequate as of September 30, 2017 in light of the estimated known and inherent risks identified through its analysis.

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

A summary of the activity in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2017
	Leveraged Finance	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$47,192	$92	$47,284
Provision (reversal) for credit losses—general	(2,369)	1	(2,368)
Provision for credit losses—specific	3,862	—	3,862
Loans charged off, net of recoveries	(8,560)	—	(8,560)
Balance, end of period	$40,125	$93	$40,218
Balance, end of period—specific	$11,665	$—	$11,665
Balance, end of period—general	$28,460	$93	$28,553
Average balance of impaired loans	$131,888	$—	$131,888
Interest recognized from impaired loans	$1,499	$—	$1,499
Loans (1)
Loans individually evaluated with specific allowance	$100,085	$—	$100,085
Loans individually evaluated with no specific allowance	53,631	—	53,631
Loans collectively evaluated with general allowance	2,488,393	10,716	2,499,109
Total loans	$2,642,109	$10,716	$2,652,825

(1)	Excludes $407.6 million of Leveraged Finance loans which the Company elected to record at fair value.

	Nine Months Ended September 30, 2017
	Leveraged Finance	Real Estate	Total
	($ in thousands)
Balance, beginning of period	$51,316	$92	$51,408
Provision for credit losses—general	(3,085)	1	(3,084)
Provision for credit losses—specific	13,424	—	13,424
Loans charged off, net of recoveries	(21,530)	—	(21,530)
Balance, end of period	$40,125	$93	$40,218
Balance, end of period—specific	$11,665	$—	$11,665
Balance, end of period—general	$28,460	$93	$28,553
Average balance of impaired loans	$149,552	$—	$149,552
Interest recognized from impaired loans	$5,400	$—	$5,400

	Three Months Ended September 30, 2016
	Leveraged Finance	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$62,645	$91	$1,307	$64,043
Provision for credit losses—general	349	1	(14)	336
Provision for credit losses—specific	3,234	—	—	3,234
Reclass of Equipment Finance to Assets held-for-sale	—	—	(1,293)	(1,293)
Loans charged off, net of recoveries	46	—	—	46
Balance, end of period	$66,274	$92	$—	$66,366
Balance, end of period—specific	$36,160	$—	$—	$36,160
Balance, end of period—general	$30,114	$92	$—	$30,206
Average balance of impaired loans	$154,695	$21,942	$—	$176,637
Average net book value of impaired leases	$—	$—	$623	$623
Interest recognized from impaired loans	$1,627	$296	$—	$1,923
Loans (1)
Loans individually evaluated with specific allowance	$105,099	$—	$—	$105,099
Loans individually evaluated with no specific allowance	44,598	7,160	—	51,758
Loans collectively evaluated with general allowance	2,725,028	10,582	—	2,735,610
Total loans	$2,874,725	$17,742	$—	$2,892,467

(1)	Excludes $389.3 million of Leveraged Finance loans which the Company elected to record at fair value.

	Nine Months Ended September 30, 2016
	Leveraged Finance	Business Credit	Real Estate	Equipment Finance	Total
	($ in thousands)
Balance, beginning of period	$54,788	$1,991	$656	$1,291	$58,726
Provision for credit losses—general	1,774	(172)	1,010	2	2,614
Provision for credit losses—specific	18,115	—	4,177	—	22,292
Reversal due to sale of Business Credit	—	(1,819)	—	(1,293)	(3,112)
Loans charged off, net of recoveries	(8,403)	—	(5,751)	—	(14,154)
Balance, end of period	$66,274	$—	$92	$—	$66,366
Balance, end of period—specific	$36,160	$—	$—	$—	$36,160
Balance, end of period—general	$30,114	$—	$92	$—	$30,206
Average balance of impaired loans	$169,690	$—	$30,699	$—	$200,389
Average net book value of impaired leases	$—	$—	$—	$698	$698
Interest recognized from impaired loans	$6,606	$—	$1,128	$12	$7,746

Included in the allowance for credit losses at September 30, 2017 and December 31, 2016 is an allowance for unfunded commitments of $0.5 million, which is recorded as a component of other liabilities on the Company’s consolidated balance sheet with changes recorded in the provision for credit losses on the Company’s consolidated statement of operations. The methodology for determining the allowance for unfunded commitments is consistent with the methodology for determining the allowance for loan losses.

During the nine months ended September 30, 2017, the Company recorded a total provision for credit losses of $10.3 million. The Company decreased its allowance for credit losses to $40.2 million as of September 30, 2017 from $51.4 million at December 31, 2016. The general allowance for credit losses covers probable incurred losses in the Company’s loan portfolio with respect to loans for which no specific impairment has been identified. When a loan is classified as impaired, the loan is evaluated for a specific allowance and a specific provision may be recorded, thereby removing it from consideration under the general component of the allowance analysis. Loans that are deemed to be uncollectible are charged off and deducted from the allowance, and recoveries on loans previously charged off are netted against loans charged off. A specific provision for credit losses is recorded with respect to impaired loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The outstanding balance of impaired loans, which include all of the outstanding balances of the Company’s delinquent loans and its troubled debt restructurings, as a percentage of “Loans, net” was 5% and 4% as of September 30, 2017 and December 31, 2016, respectively.

Note 5. Restricted Cash

Restricted cash as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Collections on loans pledged to credit facilities	$49,694	$43,822
Principal and interest collections on loans held in trust and prefunding amounts	199,156	216,501
Customer escrow accounts	2,803	2,320
Total	$251,653	$262,643

As of September 30, 2017, the Company had the ability to use $170.7 million of restricted cash to fund new or existing loans.

Note 6. Investments in Debt Securities, Available-for-Sale

Amortized cost of investments in debt securities as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Investments in debt securities—gross	$182,422	$132,180
Unamortized discount	(9,974)	(6,743)
Investments in debt securities—amortized cost	$172,448	$125,437

At September 30, 2017 and December 31, 2016 investments in non-NewStar managed issuers totaled $74.0 million and $75.8 million, respectively. NewStar managed issuers are off balance sheet credit funds in which NewStar holds 5% of each class of notes of a securitization to comply with European Union (“EU”) risk retention rules.  These managed issuers are considered unconsolidated VIEs and are discussed in Note 11.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
September 30, 2017
Collateralized loan obligations	$172,448	$4,350	$(961)	$175,837
Investment in debt securities	$172,448	$4,350	$(961)	$175,837

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
	($ in thousands)
December 31, 2016
Collateralized loan obligations	$125,437	$286	$(6,416)	$119,307
Investment in debt securities	$125,437	$286	$(6,416)	$119,307

During the three and nine months ended September 30, 2017, the Company purchased $23.1 million and $52.7 million of debt securities, $21.5 million were purchased to satisfy EU risk retention rules, redeemed a $5.9 million par value investment in debt securities, and made a $0.5 million par paydown.  During the nine months ended September 30, 2016, the Company did not purchase or sell any debt securities available for sale and a $6.0 million investment in debt securities was redeemed at par.

The Company did not record any net “Other-Than-Temporary Impairment” charges during the three and nine months ended September 30, 2017.

The following is an analysis of the continuous periods during which the Company has held investment positions which were carried at an unrealized loss as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	6	2	8
Fair value	$19,895	$3,519	$23,414
Amortized cost	20,598	3,777	24,375
Unrealized loss	$(703)	$(258)	$(961)

	December 31, 2016
	Less than 12 Months	Greater than or Equal to 12 Months	Total
	($ in thousands)
Number of positions	3	17	20
Fair value	$4,811	$68,737	$73,548
Amortized cost	4,885	75,079	79,964
Unrealized loss	$(74)	$(6,342)	$(6,416)

As a result of the Company’s evaluation of the securities, management concluded that the unrealized losses at September 30, 2017 and December 31, 2016 were caused by changes in market prices driven by interest rates and credit spreads. The Company’s evaluation of impairment include quotes from third party pricing services, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30, 2017, the Company has determined that it is not more likely than not that it will be required to sell the securities before the Company recovers its amortized cost basis in the security. The Company has also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon the Company’s impairment review process, and the Company’s ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in thousands)
Available-for-sale:
Due one year or less	$—	$—	$91	$20
Due after one year through five years	—	—	—	—
Due after five years through ten years	120,183	123,592	53,177	48,404
Due after ten years through fifteen years	52,265	52,245	72,169	70,883
Total	$172,448	$175,837	$125,437	$119,307

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer of the individual debt securities the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

Note 7. Borrowings

Credit Facilities

As of September 30, 2017 the Company had two credit facilities through certain of its wholly owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

The Company must comply with various covenants under these facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2017, the Company was in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

The Company’s $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans had an outstanding balance of $368.9 million and unamortized deferred financing fees of $5.0 million as of September 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

The Company’s $250.0 million credit facility with Citibank to fund leveraged finance loans had a $95.0 million outstanding balance and unamortized deferred financing fees of $1.9 million as of September 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

Senior notes

On April 22, 2015, the Company issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, the Company issued an additional $80.0 million in aggregate principal amount of 2020 Notes, at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. The Company used a portion of the net proceeds from the April notes offering to repay in full its corporate credit facility with Fortress Credit Corp.  The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. On or after May 1, 2017, the Company may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if the Company undergoes a change of control, the Company will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of September 30, 2017, unamortized deferred financing fees were $4.3 million.

Subordinated notes

On December 4, 2014, the Company completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to the Company's existing and future senior debt. During 2015, the Company drew an additional $75 million of these Subordinated Notes.  The Company drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $48.6 million as of September 30, 2017 and $53.7 million as of December 31, 2016. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2017, unamortized deferred financing fees were $4.4 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows the Company, at its option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten-year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019.  Beginning on December 5, 2019, the Company is required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

Term Debt

On July 20, 2017, in connection with the acquisition of FSCM, the Company assumed the indebtedness associated with the Natixis credit agreement dated September 28, 2015. The proceeds under this credit agreement were used solely to purchase the interests held in a FSCM-managed CLO to comply with risk retention requirements.  The credit agreement matures on September 29, 2027.

The following table sets forth selected information with respect to the Natixis Term Debt:

	Outstanding balance September 30, 2017	Interest rate
	($ in thousands)
Natixis Term Debt
Class A-1 Notes	$12,972	Libor + 1.92%
Class A-2 Notes	1,597	Libor + 2.81%
Class B Notes	1,552	Libor + 3.72%
Class C Notes	852	Libor + 4.85%
	$16,973

Term Debt Securitizations

2012-2 CLO.  On December 18, 2012, the Company completed a term debt securitization transaction. In conjunction with this transaction the Company established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. The Company retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, the Company sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2017, the $142.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $188.6 million. At September 30, 2017, unamortized deferred financing fees were $0.2 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2012-2 CLO
Class A	$190,700	$53,383	Libor+1.90%	January 20, 2023
Class B	26,000	26,000	Libor+3.25%	January 20, 2023
Class C	35,200	35,200	Libor+4.25%	January 20, 2023
Class D	11,400	11,400	Libor+6.25%	January 20, 2023
Class E	16,300	16,300	Libor+6.75%	January 20, 2023
	$279,600	$142,283

2014-1 CLO.  On April 17, 2014, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. The Company retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2017, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2017, unamortized deferred financing fees were $1.5 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.  Subject to the terms of the Indenture, the Company has the right to redeem the 2014-1 CLO following the expiration of the non-call period which occurred on the payment date in April 2016.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	Libor+1.80%	April 20, 2025
Class B-1	20,000	20,000	Libor+2.60%	April 20, 2025
Class B-2	13,250	13,250	(1)	April 20, 2025
Class C	30,250	30,250	Libor+3.60%	April 20, 2025
Class D	23,500	23,500	Libor+4.75%	April 20, 2025
	$289,500	$289,500

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. The Company retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2017, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2017, unamortized deferred financing fees were $2.6 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2015-1 CLO following the expiration of the non-call period which occurred on the payment date in April 2017.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	Libor+1.80%	January 20, 2027
Class A-2	35,000	35,000	(1)	January 20, 2027
Class B	50,000	50,000	Libor+2.80%	January 20, 2027
Class C	38,500	38,500	Libor+3.85%	January 20, 2027
Class D	33,250	33,250	Libor+5.50%	January 20, 2027
	$410,250	$410,250

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. The Company retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2017, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2017, unamortized deferred financing fees were $2.4 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes.  Subject to the terms of the Indenture, the Company has the right to redeem the 2015-2 CLO following the expiration of the non-call period which occurred on the payment date in August 2017.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	Libor+2.00%	August 25, 2027
Class A-2	23,000	23,000	(1)	August 25, 2027
Class B	40,000	40,000	Libor+2.90%	August 25, 2027
Class C	26,250	26,250	Libor+3.95%	August 25, 2027
Class D	28,500	28,500	Libor+5.25%	August 25, 2027
Class E	5,000	5,000	Libor+7.50%	August 25, 2027
	$327,750	$327,750

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests, and the Class D and Class E notes. At September 30, 2017, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At September 30, 2017, unamortized deferred financing fees were $2.1 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2016-1 CLO following the expiration of the non-call period on the payment date in February 2018.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	Libor+2.30%	February 25, 2028
Class A-2	20,000	20,000	(1)	February 25, 2028
Class B	36,750	36,750	Libor+3.75%	February 25, 2028
Class C	22,500	22,500	Libor+5.40%	February 25, 2028
Class D	7,500	7,500	Libor+5.50%	February 25, 2028
	$263,250	$263,250

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At September 30, 2017, the outstanding note balance was $367.8 million and unamortized deferred financing fees were $3.7 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

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

The following table sets forth selected information with respect to the Arch Street CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
Arch Street CLO
Class X	$2,500	$-	Libor+1.25%	October 20, 2028
Class A	256,000	256,000	Libor+1.65%	October 20, 2028
Class B	48,000	48,000	Libor+2.24%	October 20, 2028
Class C	20,000	20,000	Libor+3.00%	October 20, 2028
Class D	22,750	22,750	Libor+4.20%	October 20, 2028
Class E	21,000	21,000	Libor+6.95%	October 20, 2028
	$370,250	$367,750

2017-1 CLO.  On March 20, 2017, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2017-1 LLC (the “2017-1 CLO”).  This securitization was a refinance of the NewStar Commercial Loan Funding 2013-1 LLC term debt securitization completed on September 11, 2013.

The Company remains the servicer of the loans. In connection with the refinance the Company accelerated and recognized deferred financing fees of $0.3 million related to the 2013-1 CLO. Simultaneously with the refinance, the 2017-1 CLO issued $328.0 million of replacement notes to institutional investors. The Company retained the Class E-N replacement notes and all of the equity which together totaled $69.3 million. At September 30, 2017, the $303.0 million of outstanding drawn replacement notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $372.3 million. At September 30, 2017, unamortized deferred financing fees were $3.0 million. The reinvestment period is expected to end in March 2019 and the replacement notes are scheduled to mature in October 2027. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2017-1 CLO following the expiration of the non-call period on the payment date in March 2019.

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

The following table sets forth selected information with respect to the 2017-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Interest rate	Legal final maturity
	($ in thousands)
2017-1 CLO
Class A-T-N	$207,000	$207,000	Libor+1.78%	September 22, 2027
Class A-R-N	25,000	-	Libor+1.78%	September 22, 2027
Class B-N	40,000	40,000	Libor+2.50%	September 22, 2027
Class C-N	32,000	32,000	Libor+3.50%	September 22, 2027
Class D-N	24,000	24,000	Libor+5.10%	September 22, 2027
	$328,000	$303,000

2013-1 CLO. On March 20, 2017, the Company refinanced the 2013-1 LLC and issued the 2017-1 CLO Replacement Notes.  The Company accelerated and recognized deferred financing fees of $0.3 million related to the refinancing of the 2013-1 CLO.

Note 8. Repurchase Agreements

The Company has entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, there was no outstanding balance under the Deutsche Bank Repurchase Agreement. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (1996 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Citigroup Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $49.6 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (1996 version), dated as of May 1, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the JP Morgan Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $29.1 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

The Company has entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $1.9 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Note 9. Stockholders’ Equity

Stockholders’ Equity

As of September 30, 2017 and December 31, 2016, the Company’s authorized capital consists of preferred and common stock and the following was authorized and outstanding:

	September 30, 2017		December 31, 2016
	Shares authorized	Shares outstanding	Shares authorized	Shares outstanding
	(In thousands)
Preferred stock	5,000	—	5,000	—
Common stock	145,000	41,481	145,000	42,820

Preferred Stock

The Company’s authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.01 per share, all of which remain undesignated.

Common Stock

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors.  The repurchase program commenced immediately following the expiration of the prior stock repurchase program on December 31, 2016. The repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice. As of September 30, 2017, the Company had repurchased 1,740,154 shares of common stock under this program at a weighted average price per share of $10.17.

On February 14, 2017, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on March 17, 2017.  On May 2, 2017, the Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on June 15, 2017. On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on September 15, 2017 to stockholders of record on August 29, 2017.

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

Restricted Stock

During the nine months ended September 30, 2017, the Company issued 284,241 shares of restricted stock to certain employees of the Company pursuant to the Company’s 2006 Incentive Plan, as amended and 56,698 shares of restricted stock to certain members of its Board of Directors. The fair value of the shares of restricted stock is equal to the closing price of the Company’s stock on the date of issuance. The shares of restricted stock issued to employees of the Company vest in three equal installments on each of the first three anniversaries of the date of grant.

Restricted stock activity for the nine months ended September 30, 2017 was as follows:

	Shares	Grant-date fair value
		($ in thousands)
Non-vested as of December 31, 2016	840,834	$6,564
Granted	340,939	3,350
Vested	(384,473)	(3,209)
Forfeited	(7,333)	(65)
Non-vested as of September 30, 2017	789,967	$6,640

The Company’s compensation expense related to restricted stock was $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2017 and $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016. The unrecognized compensation cost of $2.9 million at September 30, 2017 is expected to be recognized over the next three years.

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

Stock option activity for the nine months ended September 30, 2017 was as follows:

Options
Outstanding as of December 31, 2016	421,692
Granted	—
Exercised	(286,692)
Forfeited	(10,000)
Outstanding as of September 30, 2017	125,000
Vested and exercisable as of September 30, 2017	125,000

As of September 30, 2017 and December 31, 2016, the Company has recognized all compensation costs related to options granted.

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

The computations of basic and diluted income per share for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Numerator:
Net income to common shareholders	$4,585	$8,644	$10,119	$17,894
Net income allocated to participating securities - basic and diluted	87	157	191	302
Net income allocated to common shareholders - basic and diluted	4,498	8,487	9,928	17,592
Denominator:
Denominator for basic earnings per common share	40,786	45,812	41,269	46,216
Denominator for diluted earnings per common share:
Denominator for basic earnings per common share	40,786	45,812	41,269	46,216
Potentially dilutive securities - options	21	—	20	—
Total weighted average diluted shares	40,807	45,812	41,289	46,216
Earnings per common share
Basic	$0.11	$0.19	$0.24	$0.38
Diluted	$0.11	$0.19	$0.24	$0.38

Warrants to purchase 12,000,000 shares of common stock were not included in the computation of earnings per share for the three and nine months ended September 30, 2017 and 2016 due to the fact that the effect would be anti-dilutive. Stock options representing 741,845 shares were not included in the computation of earnings per share for the nine months ended September 30, 2016 due to the fact that the effect would be anti-dilutive.

Note 11. Variable Interest Entities

The Company sponsors the formation of various entities that are considered to be VIEs. The majority of these VIEs were formed to issue term debt securitizations. The assets of the VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. The Company's determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company is exposed to the majority of the risks and rewards of the entity. In instances where the Company retains a significant portion of the equity and remains the servicer of the loans, it was determined that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, the Company determined that the potential fees that we could receive directly or indirectly from these VIEs represent rights to returns that could potentially be significant to the VIEs. As a result, the Company was deemed the primary beneficiary and therefore has consolidated these entities. Liabilities of the consolidated VIEs are disclosed in Note 7.

Unconsolidated VIEs

In July 2017, NewStar acquired Fifth Street CLO Management LLC, which was rebranded and now operates as NewStar Commercial Loan Originator II LLC, a wholly owned subsidiary of the Company.  The purchase included contracts to manage two off balance sheet middle market CLOs, which have been renamed NewStar Exeter Fund CLO LLC (“Exeter Fund”) and NewStar Fairfield Fund CLO LTD (“Fairfield Fund”). The Company holds $3.9 million of Class F and subordinated notes of Exeter Fund and $21.5 million (vertical strip) of the notes of Fairfield Fund.  Interests in the Fairfield Fund were retained to satisfy EU risk retention rules. The Company has determined that it is not the primary beneficiary of the either the Exeter Fund or Fairfield Fund and will not consolidate the operating results or statements of financial position; however, the Company has determined that it has a variable interest in the both the Exeter Fund and Fairfield Fund as it holds notes of the securitization.

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

In October 2015, NewStar acquired FOC Partners, which now operates as NewStar Capital. At acquisition, NewStar Capital was the investment manager for six collateralized loan obligations and two sponsored funds and provided discretionary services to a series of separately managed accounts. The Company determined that it was not the primary beneficiary of any of acquired CLOs, sponsored funds or separately managed accounts; however, the Company determined that it had a variable interest in the Secured Value sponsored fund as it holds approximately one percent of the interest of the fund. The Secured Value sponsored fund was liquated on September 29, 2017.

The following table sets forth the information with respect to the unconsolidated VIEs for which the Company holds a variable interest in as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	($ in thousands)
Unconsolidated VIE assets	$2,104,050	$912,900
Unconsolidated VIE liabilities	1,903,200	810,030
Equity interest included on the Consolidated Balance Sheet	103,602	50,386
Maximum risk of loss (1)	105,570	50,794

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

Financial instruments with off-balance sheet risk are summarized as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Unused lines of credit	$303,861	$326,051
Standby letters of credit	6,776	8,239

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

The Company's obligations under the TRS were non-recourse to it, and its exposure was limited to the value of the cash collateral which fluctuated from time to time depending on the market value of the underlying loans. The Company was required to cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements. As of September 30, 2017 and December 31, 2016, the Company had no cash collateral on deposit with Citibank.

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

Loans

Loans designated to credit funds managed by NewStar Capital are recorded at fair value on a recurring basis. The Company has elected to apply fair value option accounting to these loans which is consistent with the manner in which the credit funds are managed. The fair value of these loans is based on third party pricing services.  These loans are classified as Level 2. During the three months and nine months ended September 30, 2017, the Company recorded $0.9 million and $6.8 million, respectively, of losses from the change in fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Collateral dependent impaired loans

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, management may also adjust values to reflect estimated market value declines or apply other discounts to appraised values. Collateral dependent impaired loans are categorized as Level 3.  During the nine months ended September 30, 2017, the Company did not record any specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value. During 2016, the Company recorded $4.3 million of specific allowance for credit losses related to “Collateral dependent impaired loans” measured at fair value at December 31, 2016, of which $4.2 million was subsequently charged off when the impaired loans were transferred to the held-for-sale portfolio.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or fair value.  Loans held-for-sale measured at fair value consist of loans that have had credit downgrades and/or have remained in the loans held-for-sale portfolio for a significant period of time. When fair value is determined to be the carrying value, the fair values of these loans are obtained through a third party pricing service or by using internally developed financial models.  Inputs into the model-based valuations can include changes in market indexes, selling prices of similar loans, management’s assumption related to the credit rating of the loan, prepayment assumptions and other factors, such as credit loss assumptions. Where quoted market prices are obtained through dealer quotes, broker indicative prices or online posts, loans held-for-sale are classified as Level 2.  Loans held-for-sale are classified as Level 3 in instances where valuation models are based on significant inputs that are unobservable in the market.  During the three months and nine months ended September 30, 2017, the Company recorded a loss of $0.5 million and a loss of $0.6 million, respectively, related to “Loans, held-for-sale” measured at fair value.  During 2016, the Company recorded a $2.4 million gain related to “Loans, held-for-sale” measured at fair value.

Other real estate owned or repossessed assets

The fair value is estimated using one of several methods, including collateral value, market value of similar properties, liquidation value and discounted cash flows. Management may adjust the fair value for estimated costs to sell or adjust values to reflect estimated market value declines or apply other discounts to values. The Company records the other real estate owned and repossessed assets as Level 3.  During the nine months ended September 30, 2017, the Company recorded a $0.1 million expense to write down repossessed assets owned to fair value. During 2016, the Company recorded a $0.3 million expense to write down other real estate owned to fair value.

The following table presents recorded amounts of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2017, by caption in the consolidated balance sheet and by ASC 820 valuation hierarchy.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in Consolidated Balance Sheet
	($ in thousands)
Recurring Basis:
Assets:
Investments in debt securities, available-for-sale	$—	$—	$175,837	$175,837
Loans	—	407,465	—	407,465
Total assets recorded at fair value on a recurring basis	$—	$407,465	$175,837	$583,302
Nonrecurring Basis:
Assets:
Loans held-for-sale	$—	$25,219	$10,538	$35,757
Other real estate owned/repossessed assets	—	—	15,600	15,600
Total assets recorded at fair value on a nonrecurring basis	$—	$25,219	$26,138	$51,357

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

The following table presents a summary of significant unobservable inputs and valuation techniques of the Company’s Level 3 fair value measurements at September 30, 2017.

	Fair value	Valuation Techniques	Unobservable Input	Range
	($ in thousands)
Financial assets:
Investments in debt securities, available-for-sale	$175,837	Third-party pricing	Pricing assumptions such as prepayment rates, interest rates, loss assumptions, cash flow projections, and comparisons to similar financial instruments
Loans held-for-sale	10,538	Market comparables	Cost to Sell	3%-7%
		Valuation model	Marketability discount	5%-30%
Other real estate/repossessed assets	15,600	Appraisal	Cost to sell	3%- 7%
Total Assets:	$201,975

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

Changes in Level 3 recurring fair value measurements

The table below illustrates the change in balance sheet amounts during the three and nine months ended September 30, 2017 and 2016 (including the change in fair value), for financial instruments measured on a recurring basis and classified by the Company as Level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument as Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Company did not transfer any financial instruments in or out of Level 1, 2, or 3 during the three and nine months ended September 30, 2017 and 2016. As of June 30, 2017 it was determined that the contingent liability was no longer measured at fair value.

For the three months ended September 30, 2017:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2017	$151,426
Total gains or losses (realized/unrealized)
Included in earnings	161
Included in other comprehensive income (loss)	1,488
Purchases	23,069
Issuances	—
Settlements	(307)
Balance as of September 30, 2017	$175,837

For the three months ended September 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of June 30, 2016	$91,400
Total gains or losses (realized/unrealized)
Included in earnings	342
Included in other comprehensive income (loss)	5,072
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of September 30, 2016	$90,814

For the nine months ended September 30, 2017:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2016	$119,307
Total gains or losses (realized/unrealized)
Included in earnings	539
Included in other comprehensive income (loss)	9,535
Purchases	52,682
Issuances	—
Settlements	(6,226)
Balance as of September 30, 2017	$175,837

For the nine months ended September 30, 2016:

Investments in Debt Securities, Available-for-sale
($ in thousands)
Balance as of December 31, 2015	$94,177
Total gains or losses (realized/unrealized)
Included in earnings	655
Included in other comprehensive income (loss)	1,982
Purchases	—
Issuances	—
Settlements	(6,000)
Balance as of September 30, 2016	$90,814

The following table presents the carrying amounts, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

Estimated Fair Value of Financial Instruments
September 30, 2017			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Investments in debt securities available-for-sale	175,837	175,837			175,837
Loans held-for-sale, net	371,941	376,833		196,977	179,856
Loans, net	2,995,997	2,995,619		407,465	2,588,154
Other assets	20,383	20,383			20,383
Financial liabilities:
Credit facilities, net	$456,961	$456,961		$456,961
Term debt, net	16,973	16,973		16,973
Term debt securitizations, net	2,085,733	2,162,702		2,162,702
Senior notes, net	375,287	390,450		390,450
Subordinated notes, net	246,929	325,001			325,001
Repurchase agreements, net	80,569	80,569		80,569
Other liabilities	1,000	1,000		1,000

Estimated Fair Value of Financial Instruments
December 31, 2016			Fair Value Measurements
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Investments in debt securities available-for-sale	119,307	119,307			119,307
Loans held-for-sale, net	144,060	145,406		69,875	75,531
Loans, net	3,239,191	3,241,910		403,745	2,838,165
Other assets	15,954	15,954			15,954
Financial liabilities:
Credit facilities, net	$445,493	$445,493		$445,493
Term debt securitizations, net	2,195,064	2,230,102		2,230,102
Senior notes, net	373,919	380,000		380,000
Subordinated notes, net	241,390	303,916			303,916
Repurchase agreements, net	55,046	55,046		55,046
Other liabilities	1,350	1,350			1,350

Valuation of Other Financial Instruments

The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Credit facilities, net: Due to the adjustable rate nature of the borrowings and comparable market spreads, the fair values of the credit facilities are estimated to approximate their carrying values. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Term debt, net: The fair value of the term debt is estimated to approximate the carrying value.  Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Term debt securitizations, net: The fair value was determined by applying prevailing term debt securitization market interest rates to the Company’s current term debt securitization structure.

Repurchase agreements, net: The fair value was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure.

Senior notes, net: The fair value was based on available quoted market prices.

Subordinated notes, net: The fair value was estimated as the present value of expected future cash flows discounted at market interest rates on similar debt instruments, issued by companies with comparable credit ratings.

Other assets/other liabilities: Comprised of non-public investments carried within other assets at $20.4 million and $16.0 million, as of September 30, 2017 and December 31, 2016, respectively. These investments are in the form of equity or warrants and are obtained as part of the loan origination process. The investments are initially recorded at cost and reviewed quarterly.  If the fair value is less than cost then the investment is written down to fair value with the necessary adjustment recorded through current earnings.  Fair value is determined using internally developed valuation models. Where sufficient data exists, a market approach method is utilized to estimate the current value of the underlying company. The estimated fair value of the underlying securities for warrants requiring valuation at fair value is adjusted for discounts related to lack of liquidity. The Company classifies equity and warrants as Level 3. The contingent liability for potential indemnification obligations from the sale of Equipment Finance was included in other liabilities as of September 30, 2017 and December 31, 2016. Its fair value was based on periodic portfolio review and various assumptions used by management.  The Company classifies the contingent liability as Level 3.

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

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company may retain these loans on its balance sheet or allocate these loans to off balance sheet managed credit funds managed by the Company or other lenders. By allocating these loans to the Company's off balance sheet managed credit funds and other lenders, it is able to provide larger financing commitments to its customers and generate fee income, while limiting its risk exposure to single borrowers.

Asset Management

The Asset Management segment represents our investment advisory activities which include credit funds managed by the Company and NewStar Capital.  Credit funds managed by the Company focus on co-invest middle market loans originated through our leveraged finance lending platform, liquid tradeable credit and liquid loan strategies. NewStar Capital manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

The following tables presents the statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended September 30, 2017
	Commercial Lending	Asset Management	Consolidated Total
Net interest income:	$14,495	$1,112	$15,607
Provision for loan losses	1,494	—	1,494
Net interest income after provision	13,001	1,112	14,113
Noninterest income:
Management fees	—	3,474	3,474
Performance fees	—	70	70
Other lending fees	988	37	1,025
Gain on sale of loans and equipment	27	247	274
Other noninterest income (1)	1,837	(1,157)	680
Total noninterest income:	2,852	2,671	5,523
Non-interest expense	9,371	2,529	11,900
Income before income taxes	$6,482	$1,254	$7,736
Income tax expense			3,151
Net income			$4,585

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Nine Months Ended September 30, 2017
	Commercial Lending	Asset Management	Consolidated Total
Net interest income:	$41,136	$3,467	$44,603
Provision for loan losses	10,341	—	10,341
Net interest income after provision	30,795	3,467	34,262
Noninterest income:
Management fees	—	9,602	9,602
Performance fees	—	1,415	1,415
Other lending fees	6,257	122	6,379
Gain on sale of loans and equipment	246	1,235	1,481
Other noninterest income (1)	5,146	(7,170)	(2,024)
Total noninterest income:	11,649	5,204	16,853
Non-interest expense	27,229	6,607	33,836
Income before income taxes	$15,215	$2,064	$17,279
Income tax expense			7,160
Net income			$10,119

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

	Three months ended September 30, 2016
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$24,135	$1,123	$25,258
Provision for loan losses	3,570	—	3,570
Net interest income after provision	20,565	1,123	21,688
Noninterest income:
Management fees	—	2,888	2,888
Performance fees	—	465	465
Other lending fees	2,871	75	2,946
Gain on sale of loans and equipment	83	69	152
Other noninterest income (1)	1,059	3,456	4,515
Total Noninterest income:	4,013	6,953	10,966
Non-interest expense	14,833	3,236	18,069
Income before income taxes	$9,745	$4,840	$14,585
Income tax expense			5,941
Net income			$8,644

(1)	Includes fair value adjustment on Loans held-for-sale.

	Nine months ended September 30, 2016
	Commercial Lending	Asset Management	Consolidated Total
	($ in thousands)
Net interest income	$65,752	$2,931	$68,683
Provision for loan losses	24,906	—	24,906
Net interest income after provision	40,846	2,931	43,777
Noninterest income:
Management fees	—	9,031	9,031
Performance fees	—	1,306	1,306
Other lending fees	5,729	107	5,836
Gain on sale of loans and equipment	545	220	765
Other noninterest income (1)	13,819	3,720	17,539
Total Noninterest income:	20,093	14,384	34,477
Non-interest expense	40,027	7,950	47,977
Income before income taxes	$20,912	$9,365	$30,277
Income tax expense			12,383
Net income			$17,894

(1)	Includes fair value adjustments on Loans held-for-sale and fair value portfolio.

September 30, 2017	Commercial Lending	Asset Management	Total
	($ in thousands)
Loans and leases, gross (including loans at fair value of $407,465)	$2,652,825	$407,465	$3,060,290
Loans held-for-sale, gross	375,560	—	375,560
Investments in debt securities, available-for-sale	—	175,837	175,837
Other	314,780	76,167	390,947
Total Balance Sheet Assets	3,343,165	659,469	4,002,634
Illiquid Credit funds *	—	2,018,397	2,018,397
Liquid/Tradeable Credit *	—	1,541,582	1,541,582
Total Assets	3,343,165	4,219,448	7,562,613
Less: Non Managed assets (1)	314,780	66,193	380,973
Total Managed Assets	$3,028,385	$4,153,255	$7,181,640

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

Note 16. Related-Party Transactions

Pursuant to an Investment Management Agreement dated August 3, 2005, the Company serves as investment manager of the NewStar Credit Opportunities Fund, Ltd., a Cayman Islands exempted company limited by shares incorporated under the provisions of The Companies Law of the Cayman Islands. This Fund pays the Company a fee when cash is distributed to its investors. For the three and nine months ended September 30, 2017, the fund paid the Company $0.01 million, and for the three and nine months ended September 30, 2016, the Fund paid the Company zero and $0.01 million, respectively.

Pursuant to a Collateral Management Agreement dated June 26, 2014, the Company serves as collateral manager of the Arlington Program. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2017 the Arlington Program’s collateral management fee was $0.5 million and $1.5 million, respectively and for the three and nine months ended September 30, 2016, the Arlington Program’s collateral management fee was $0.5 million and $1.5 million, respectively.

On January 15, 2015, the Company closed the NewStar Clarendon Fund CLO LLC (the “Clarendon Fund”), a $400.0 million term debt securitization. The Clarendon Fund is the third credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $20.4 million. The Clarendon Fund employs an independent investment professional who is responsible for reviewing and approving investment recommendations made to the Clarendon Fund by the Company. The Company has determined that it is not the primary beneficiary of the Clarendon Fund and will not consolidate the Clarendon Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Clarendon Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2017, the Clarendon Fund’s collateral management fee was $0.5 million and $1.5 million, respectively and for the three and nine months ended September 30, 2016, the Clarendon Fund’s collateral management fee was $0.5 million and $1.5 million, respectively.

On November 29, 2016, the Company closed the Berkeley Fund, a $505.0 million term debt securitization. The Berkeley Fund is the fourth credit fund established by the Company to co-invest in directly originated middle market commercial loans. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $25.3 million. The Berkeley Fund employs an independent investment professional who is responsible for investment decision making on behalf of the program. The Company has determined that it is not the primary beneficiary of the Berkeley Fund and will not consolidate the Berkeley Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated November 29, 2016, the Company serves as collateral manager of the Berkeley Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2017, the Berkeley Fund’s collateral management fee was $0.5 million and $1.6 million, respectively.

On April 18, 2017, the Company refinanced its managed credit fund, Longfellow Place CLO Ltd. (the “Longfellow Fund”), under a $516.9 million term debt securitization. The Longfellow fund is a credit fund established in February 2013 to finance the purchase of a broadly syndicated bank loan portfolio through the issuance of debt and equity. To comply with EU risk retention rules, the Company holds 5% of each class of note in the securitization, totaling $27.5 million. The Company has determined that it is not the primary beneficiary of the Longfellow Fund and will not consolidate the Longfellow Fund’s operating results or statements of financial position. Pursuant to a Collateral Management Agreement dated January 15, 2015, the Company serves as collateral manager of the Longfellow Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2017, the Longfellow Fund’s collateral management fee was $0.4 million and $1.1 million, respectively.

On July 20, 2017, the Company acquired contracts to manage two off balance sheet middle market CLOs, which have been renamed to the Exeter Fund and Fairfield Fund, from FSCM. The Company also acquired $3.9 million of Class F and subordinated notes of the Exeter Fund and approximately 5% of each asset class of notes totaling $21.5 million of the Fairfield Fund. Interests in the Fairfield Fund were retained to comply with EU risk retention rules. The Company has determined that it is not the primary beneficiary of either the Exeter or Fairfield Fund and will not consolidate the operating results or statements of financial position. Pursuant to Collateral Management Agreements dated February 19, 2015 and September 29, 2015, respectively the Company serves as collateral manager of the Exeter and Fairfield Fund. The Company is entitled to receive a fee, which will accrue quarterly based on the fee basis amount in arrears payable on each payment date. For the three and nine months ended September 30, 2017, the Exeter Fund’s collateral management fee was $0.2 million.  For the three and nine months ended September 30, 2017, the Fairfield Fund’s collateral management fee was $0.3 million.

Note 17. Subsequent Events

On October 16, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Eagle Holdings, Inc. (“First Eagle”), FE Holdco, LLC, a wholly-owned subsidiary of First Eagle (“FE Holdco”), and a newly formed wholly-owned merger subsidiary of FE Holdco, pursuant to which the merger subsidiary will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of FE Holdco.  Subject to the terms and conditions set forth in the Merger Agreement, stockholders are expected to receive $11.44 in upfront cash and one non-transferable contingent value right (CVR) for each share of Company common stock held at closing of the transaction. Each CVR will entitle its holder to receive pro-rata distributions of any tax refunds received by the Company following the closing as a result of a carryback of the Company’s losses generated primarily from the sale of assets to the Asset Buyer (as defined below). The Company estimates these refunds to total $1.00 per share if the transaction closes in 2017, or $0.88 per share if the transaction closes in 2018. In a related transaction, NewStar has entered into a definitive agreement (the “Asset Purchase Agreement”) to sell a portfolio of investment assets, including approximately $2.4 billion of middle-market loans and other credit investments, to a newly formed investment fund sponsored by GSO Capital Partners LP, the global credit investment platform of Blackstone Group L.P. (the “Asset Buyer”). The closing of First Eagle’s acquisition of NewStar is conditioned upon, and will occur immediately following, the Asset Buyer’s completion of the acquisition of such assets. In addition to the closing of the asset sale, completion of the merger is subject to certain additional conditions, including the receipt of the necessary approval of the Company’s stockholders, the satisfaction of certain regulatory approvals and specified client consents, and other customary closing conditions. In addition to stockholder approval, completion of the asset sale is subject to the satisfaction of the conditions precedent to closing under the definitive merger agreement, the satisfaction of certain regulatory approvals and other customary closing conditions.

On November 1, 2017, our Board of Directors declared a dividend of $0.02 per share, to be paid on December 15, 2017 to stockholders of record on November 29, 2017.

2012-1 CLO. On October 20, 2017, we called the 2012-2 CLO Trust and redeemed the notes at par. In conjunction with the redemption, we received a cash principal distribution of $22.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements. Important factors that may cause actual results and circumstances to differ materially from those described in such statements are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, [as supplemented by the risks outline under Part II, Item 1A of this Quarterly Report on Form 10-Q,] as well as throughout this Item 2. You are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview

NewStar Financial, Inc. (which is referred to throughout this Quarterly Report as “NewStar”, “the Company”, “we” and “us”) is an internally-managed, middle market direct lender and credit-oriented asset manager headquartered in Boston, MA.  The Company’s direct lending activities are focused on meeting the complex financing needs of companies and private investors in the middle market by offering a range of flexible debt financing options. The Company also offers a range of investment management products employing credit-oriented strategies focused on middle market loans and liquid, tradeable credit.  The Company manages approximately $7.2 billion of assets, $3.6 billion held in consolidated subsidiaries of the Company and $3.6 billion in off balance sheet credit funds. The Company continues to transition from an on balance sheet commercial lender towards an asset manager for third parties, as a result the growth is primarily focused on off-balance sheet managed funds.

Below is a summary of where our Assets Under Management (“AUM”) are held as of September 30, 2017.

 NewStar operates its business through two reportable segments: Commercial Lending and Asset Management.

Commercial Lending

We believe our commercial lending activities require specialized skills and transaction experience, as well as a significant investment in personnel and operating infrastructure. To meet these demands, our loans are originated directly by teams of credit-trained bankers.  These teams are supported by centralized credit management and operating platforms. This structure enables us to leverage common standards, systems, and industry and professional expertise across multiple businesses.

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

The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and our role in the transaction. We also selectively arrange larger transactions that we may retain on our balance sheet or syndicate to other lenders, which include off balance sheet managed credit funds managed for third party institutional investors. By syndicating loans to other lenders and the Company's off balance sheet managed credit funds, we are able to provide larger financing commitments to our customers and generate fee income, while limiting our risk exposure to single borrowers.

Asset Management

As a registered investment adviser, NewStar offers a range of investment products employing credit-oriented strategies focused on middle market loans and liquid tradeable credit.  The Company manages a series of private credit funds that co-invest in middle market loans originated through its established leveraged finance lending platform. Through its registered investment adviser subsidiary, NewStar Capital, the Company also manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

Recent Developments

On October 16, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Eagle Holdings, Inc. (“First Eagle”), FE Holdco, LLC, a wholly-owned subsidiary of First Eagle (“FE Holdco”), and a newly formed wholly-owned merger subsidiary of FE Holdco, pursuant to which the merger subsidiary will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of FE Holdco.  Subject to the terms and conditions set forth in the Merger Agreement, stockholders are expected to receive $11.44 in upfront cash and one non-transferable contingent value right (CVR) for each share of Company common stock held at closing of the transaction. Each CVR will entitle its holder to receive pro-rata distributions of any tax refunds received by the Company following the closing as a result of a carryback of the Company’s losses generated primarily from the sale of assets to the Asset Buyer (as defined below). The Company estimates these refunds to total $1.00 per share if the transaction closes in 2017, or $0.88 per share if the transaction closes in 2018. In a related transaction, NewStar has entered into a definitive agreement (the “Asset Purchase Agreement”) to sell a portfolio of investment assets, including approximately $2.4 billion of middle-market loans and other credit investments, to a newly formed investment fund sponsored by GSO Capital Partners LP, the global credit investment platform of Blackstone Group L.P. (the “Asset Buyer”). The closing of First Eagle’s acquisition of NewStar is conditioned upon, and will occur immediately following, the Asset Buyer’s completion of the acquisition of such assets. In addition to the closing of the asset sale, completion of the merger is subject to certain additional conditions, including the receipt of the necessary approval of the Company’s stockholders, the satisfaction of certain regulatory approvals and specified client consents, and other customary closing conditions. In addition to stockholder approval, completion of the asset sale is subject to the satisfaction of the conditions precedent to closing under the definitive merger agreement, the satisfaction of certain regulatory approvals and other customary closing conditions.

On November 1, 2017, our Board of Directors declared a dividend of $0.02 per share, to be paid on December 15, 2017 to stockholders of record on November 29, 2017.

2012-1 CLO. On October 20, 2017, we called the 2012-2 CLO Trust and redeemed the notes at par. In conjunction with the call, we received a principal distribution of $22.6 million.

Market Conditions

Market conditions in our primary target loan market tightened in the third quarter of 2017 as middle market loan volume and pricing decreased versus last quarter. According to Thomson Reuters, overall middle market loan volume in the third quarter was $31.8 billion versus $45.4 billion last quarter (revised upward) and versus $35.8 billion in the same period last year. The volume represented by new middle market transactions, as opposed to refinancing transactions, decreased in the third quarter to $15.9 billion from $19.9 billion in the prior quarter and versus $18.9 billion in the same quarter last year. Refinancing volume also decreased in the third quarter of 2017 to $14.9 billion from $19.9 billion in the prior quarter, and versus $16.9 billion in the same quarter last year. As a percentage of total middle market volume, new transactions increased slightly in the third quarter to 52% versus 50% last quarter, but decreased slightly versus 53% in the same period last year.

The pricing environment in our primary target market tightened in the third quarter as middle market loan yields were down to 6.0% from 6.2% last quarter and down from 6.7% in the same quarter last year. Middle market loan yields continue to exhibit a premium versus large corporate loans although yields in the large corporate market widened to 5.0% in the third quarter from 4.8% last quarter, but tightened versus 5.2% in the same quarter last year.

Our direct lending platforms provide us with certain flexibility to allocate capital and redirect our origination focus to market segments with the most favorable conditions in terms of demand and relative value.  We believe that the yields on our new loan origination will continue to reflect a combination of these broad market trends and shifts in the mix of loans we originate.

Conditions in our core funding markets have improved in 2017 and continued to improve through the third quarter.  We believe conditions will continue to improve throughout the year as comfort grows with regulatory issues and investors continue to favor high-yielding, shorter duration floating rate bank loans and CLO bonds over fixed rate debt.

Total U.S. CLO year-to-date issuance through the third quarter of $82.0 billion represents a significant increase relative to $46.0 billion in the same period last year. For reference, total U.S. CLO issuance in 2016, 2015 and 2014 was approximately $72.0 billion, $99.0 billion and $124.0 billion, respectively. Along with the increasing momentum in CLO issuance, CLO credit spreads tightened throughout 2017, a trend we anticipate will continue through the year as market conditions remain supportive for experienced managers such as NewStar to issue new CLOs. We also believe the availability and cost of warehouse financing among banks remains accommodative as an increasing number of banks are providing this type of financing and existing providers are expanding their lending activity. As a result, we believe that the terms and conditions for financings available to established firms like NewStar will continue to be supportive.

Loan demand in the middle market is strongly influenced by the level of refinancing, acquisition activity and private investment, which is driven largely by changes in the perceived risk environment, prevailing borrowing rates and private investment activity. These factors were generally favorable as we originated $317 million of new loans at attractive yields in the third quarter. With attractive pricing, leverage below the broader loan market, and equity contributions higher than the broader market, conditions in our primary target markets continue to remain favorable. We anticipate that demand for loans and leases offered by the Company and conditions in our lending markets will remain supportive through 2017 and continue to provide opportunities for us to increase our origination volume

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NewStar’s basic and diluted income per share for the three months ended September 30, 2017 was $0.11, on net income of $4.6 million. Our basic and diluted income per share was $0.24 for the nine months ended September 30, 2017 on net income of $10.1 million. This compares to basic and diluted income per share for the three months ended September 30, 2016 of $0.19, on net income of $8.6 million and basic and diluted income per share for the nine months ended September 30, 2016 of $0.38 on net income of $17.9 million. Our managed portfolio was $7.2 billion at September 30, 2017 compared to $6.7 billion at December 31, 2016.

Loan portfolio yield

Loan portfolio yield, which is interest income on our loans divided by the average balances outstanding of our loans and leases, was 6.44% and 6.38% for the three and nine months ended September 30, 2017 and 6.77% and 6.38%, for the three and nine months ended September 30, 2016, respectively. The loan portfolio yield in the three months ended September 30, 2017 decreased from the same period in the prior year, primarily related to a pay-off of a nonperforming loan at par on which we recognized $3.2 million of interest income during the third quarter of 2016. The loan portfolio yield in the nine months ended September 30, 2017 was consistent with the prior year. It was positively impacted during the period by increasing LIBOR rates and the sale of Equipment Finance and Business Credit, which was partially offset by an increase in the volume of our broadly syndicated loans which are lower yielding.

Net interest margin

Net interest margin, which is net interest income divided by average interest earning assets, was 1.61% and 1.54% for the three and nine months ended September 30, 2017 and 2.50% and 2.25% for the three and nine months ended September 30, 2016, respectively. The primary factors impacting the net interest margin for the three and nine months ended September 30, 2017 were liabilities re-pricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to the sale of Equipment Finance and Business Credit and a change in the composition of interest earning assets to include a greater amount of broadly syndicated loans, which typically are lower yielding.  In addition to the change in loan composition, loans represented a smaller portion of the average interest earning asset balance as the Company continues to transition from an on balance sheet commercial lender towards an asset manager. The net interest margin was also impacted by lower amortization of deferred loans fees due to decreased prepayments, and an increase in the LIBOR.

Operating expenses as a percentage of average total assets

Operating expenses as a percentage of average total assets was 1.20% and 1.14% for the three and nine months ended September 30, 2017 and 1.76% and 1.58% for the three and nine months ended September 30, 2016. The decrease period over period was primarily due to a decrease in operating expenses, specifically compensation and strategic initiative expenses, as a result of cost saving targets and sales of Equipment Finance and Business Credit, implemented during the prior year, while average total assets slightly declined from the same period in the prior year.  Decline in average total assets is the result of the Company’s transition from an on balance sheet commercial lender towards an asset manager for third parties.

Operating expenses as a percentage of average assets under management

Operating expenses as a percentage of average assets under management was 0.67% and 0.66% for the three and nine months ended September 30, 2017 and 1.09% and 0.95% for the three and nine months ended September 30, 2016. The decrease for the three and nine months ended September 30, 2017 as compared to the comparable periods in 2016 was primarily due to a reduction of compensation and strategic initiative expenses and the sale of Equipment Finance and Business Credit.

Efficiency ratio

Our efficiency ratio, which is total operating expenses divided by net interest income before provision for credit losses plus total non-interest income, was 56.32% and 55.06% for the three and nine months ended September 30, 2017 and 49.88% and 46.51% for the three and nine months ended September 30, 2016, respectively. The decrease in our efficiency ratio for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily related to non-interest income activity. Our year to date non-interest income activity decreased $17.6 million from the previous year, which was primarily related to the gain on sale of Business Credit recognized in 2016 and negative mark to market adjustments recognized during the current year, offset by the loss on total return swap and loss on loans held-for-sale during 2016.

Allowance for credit losses ratio

Allowance for credit losses ratio, which is allowance for credit losses divided by outstanding gross loans excluding loans held-for-sale and fair value portfolios, was 1.52% at September 30, 2017 and 1.76% as of December 31, 2016. During the three months ended September 30, 2017, we recorded $3.9 million of specific provision for credit losses bringing the year to date specific provision for credit losses on impaired loans to $13.4 million. During the three months ended September 30, 2017, we had charge offs of $8.6 million bringing the year to date charge offs to $21.5 million. At September 30, 2017, the specific allowance for credit losses was $11.7 million, and the general allowance for credit losses was $28.5 million. At December 31, 2016, the specific allowance for credit losses was $19.8 million, and the general allowance for credit losses was $31.6 million.

Delinquent loan rate

Delinquent loan rate, which is total delinquent loans net of charge offs with outstanding cash receivables that are 60 days or more past due, divided by outstanding gross loans, was 1.20% as of September 30, 2017 as compared to 0.64% as of December 31, 2016. We had delinquent loans with an outstanding balance of $36.7 million and $21.1 million as of September 30, 2017 and December 31, 2016, respectively. The delinquent loan rate increased as the result of one new borrower during the quarter and a smaller on balance sheet loan portfolio. We expect the delinquent loan rate to correlate to current economic conditions. During times of economic expansion we expect the rate to decline, and during times of economic contraction, we expect the rate to increase, although actual results may vary.

Non-accrual loan rate

Non-accrual loan rate is defined as total balances outstanding of loans on non-accrual status divided by the total outstanding balance of our loans held for investment. Loans are put on non-accrual status if they are 90 days or more past due or if management believes it is probable that the Company will be unable to collect contractual principal and interest in the normal course of business. The non-accrual loan rate was 3.39% as of September 30, 2017 and 2.99% as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the aggregate outstanding balance of non-accrual loans was $103.8 million and $99.2 million, respectively and total outstanding loans held for investment was $3.1 billion at September 30, 2017 and $3.3 billion at December 31, 2016. As of September 30, 2017 and December 31, 2016, these non-accrual loans had a carrying value before specific reserves of $97.4 million and $92.9 million, respectively.

Non-performing asset rate

Non-performing asset rate is defined as the sum of total balances outstanding of loans on non-accrual status, other real estate owned (“OREO”) and other repossessed assets, divided by the sum of the total outstanding balance of our loans held for investment and other real estate owned. The non-performing asset rate was 3.88% as of September 30, 2017 and 3.45% as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the sum of the aggregate outstanding balance of non-performing assets was $119.4 million and $115.0 million, respectively.

Net charge off rate (end of period loans and leases)

Net charge off rate as a percentage of end of period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the total outstanding balance of our loans and leases held for investment. A charge-off occurs when management believes that all or part of the principal of a particular loan is no longer recoverable and will not be repaid. Typically a charge-off occurs in a period after a loan has been identified as impaired and a specific allowance has been established. The net charge-off rate was 1.11% and 0.94% for the three and nine months ended September 30, 2017 and (0.01%) and 0.58% for the three and  nine months ended September 30, 2016. During the three and nine months ended September 30, 2017, we had net charge offs of $8.6 million and $21.5 million, respectively. During the three and nine months ended September 30, 2016, we had a small recovery and net charge offs of $14.2 million, respectively.

Net charge off rate (average period loans and leases)

Net charge off rate as a percentage of average period loan and lease portfolio is defined as annualized charge-offs net of recoveries divided by the average total outstanding balance of our loans and leases held for investment for the period. The net charge-off rate was 0.99% and 0.84% for the three and nine months ended September 30, 2017 respectively, and zero and 0.50% for the three and nine months ended September 30, 2016 respectively.

Return on average assets

Return on average assets, which is net income divided by average total assets, was 0.46% and 0.34% for the three and nine months ended September 30, 2017, respectively, and 0.84% and 0.59% for the three and nine months ended September 30, 2016 respectively.

Return on average equity

Return on average equity, which is net income divided by average equity, was 2.82% and 2.10% for the three and nine months ended September 30, 2017 respectively, and 5.16% and 3.61% for the three and nine months ended September 30, 2016 respectively.

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income:
Interest income	$58,752	$65,155	$170,747	$186,499
Interest expense	43,145	39,897	126,144	117,816
Net interest income	15,607	25,258	44,603	68,683
Provision for credit losses	1,494	3,570	10,341	24,906
Net interest income after provision for credit losses	14,113	21,688	34,262	43,777
Non-interest income:
Asset management income	3,544	3,353	11,017	10,337
Fee income	1,025	2,946	6,379	5,836
Realized loss on derivatives, net	—	(13)	—	(31)
Realized gain (loss) on sale of loans, net	294	(19)	1,501	36
Other miscellaneous income, net	1,984	794	5,330	3,490
Mark to market adjustment on fair value loans	(867)	3,437	(6,817)	3,705
Loss on total return swap	—	—	—	(6,062)
Unrealized (loss) gain on loans held-for-sale, net	(457)	468	(557)	(5,345)
Gain on sale of Business Credit, net	—	—	—	22,511
Total non-interest income	5,523	10,966	16,853	34,477
Operating expenses:
Compensation and benefits	7,480	13,175	21,664	32,640
General and administrative expenses	4,420	4,894	12,172	15,337
Total operating expenses	11,900	18,069	33,836	47,977
Income before income taxes	7,736	14,585	17,279	30,277
Income tax expense	3,151	5,941	7,160	12,383
Net income	$4,585	$8,644	$10,119	$17,894

Comparison of the Three Months Ended September 30, 2017 and 2016

Interest income. Interest income decreased $6.4 million, to $58.8 million for the three months ended September 30, 2017 from $65.2 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in the average balance of our interest earning assets to $3.8 billion from $4.0 billion and a decrease in the yield on average interest earning assets to 6.07% from 6.45%. Decline in the average balance of interest earning assets is the result of the Company’s transition from an on balance sheet commercial lender towards an asset manager for third parties. In addition to the decline in the average balance the composition of average interest earning assets has changed from the third quarter of 2016 due to the sale of Equipment Finance and an increase in broadly syndicated loans, which typically are lower yielding. During the quarter ended September 30, 2016 we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income.

Interest expense. Interest expense increased $3.2 million, to $43.1 million for the three months ended September 30, 2017 from $39.9 million for the three months ended September 30, 2016. The increase is primarily due to the increase in LIBOR over the past year.  The average cost of funds increased to 5.21% from 4.62%.

Net interest margin. Net interest margin decreased to 1.61% for the three months ended September 30, 2017 from 2.50% for the three months ended September 30, 2016. The primary factors impacting the net interest margin for the three months ended September 30, 2017 were liabilities repricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to the sale of Equipment Finance and Business Credit and a change in the composition of interest earning assets to include a greater amount of broadly syndicated loans, which typically are lower yielding. In addition to the change in loan composition, loans represented a smaller portion of the average interest earning asset balance. The net interest margin was also impacted by lower amortization of deferred loans fees due to decreased prepayments, and an increase in the LIBOR.
The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,842,343	$58,752	6.07%	$4,019,721	$65,155	6.45%
Total interest bearing liabilities	3,287,069	43,145	5.21%	3,399,977	39,897	4.67%
Net interest spread		$15,607	0.86%		$25,258	1.78%
Net interest margin			1.61%			2.50%

Provision for credit losses. The provision for credit losses decreased $2.1 million to $1.5 million for the three months ended September 30, 2017 from $3.6 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we recorded net specific provisions for impaired loans of $3.9 million compared to $3.2 million for the three months ended September 30, 2016.  Our general allowance for credit losses covers estimated incurred losses in our loan portfolio with respect to loans that are not impaired and for which no specific impairment has been identified. A specific provision for credit losses is recorded with respect to loans for which it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement for which there is impairment recognized. The Company employs a variety of internally developed and third-party modeling and estimation tools for measuring credit risk, which are used in developing an allowance for loan losses on outstanding loans. The Company’s allowance framework addresses economic conditions, capital market liquidity and industry circumstances from both a top-down and bottom-up perspective. The Company considers and evaluates a number of factors, including but not limited to changes in economic conditions, credit availability, industry, loss emergence period, and multiple obligor concentrations, in assessing both probabilities of default and loss severities as part of the general component of the allowance for loan and losses.

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

Impaired loans at September 30, 2017 were in Leveraged Finance over a range of industries impacted by the current economic environment including the following: Media and Communications, Healthcare, Energy, Industrial, Other Business Services, Consumer/Retail, and Building Materials.  The Company measured impairment based on expected cash flows utilizing relevant information provided by the borrower and consideration of other market conditions or specific factors impacting recoverability. Such amounts are discounted based on original loan terms. As of September 30, 2017, we had impaired loans with an aggregate outstanding balance of $153.7 million. Impaired loans with an aggregate outstanding balance of $85.1 million have been restructured and classified as TDRs. At September 30, 2017, the Company had a $11.7 million specific allowance for impaired loans with an aggregate outstanding balance of $100.1 million. As of September 30, 2017, we had two restructured impaired loans that had an outstanding balance greater than $20 million. In each of these cases, we added to our position to maximize our potential recovery of the outstanding principal.

Non-interest income. Non-interest income decreased $5.5 million, to $5.5 million for the three months ended September 30, 2017 from $11.0 million for the three months ended September 30, 2016. The decrease in non-interest income was primarily the result of negative mark-to-market adjustment on loans held at fair value for the three months ended September 30, 2017.

Operating expenses. Operating expenses decreased $6.2 million, to $11.9 million for the three months ended September 30, 2017 from $18.1 million for the three months ended September 30, 2016. Compensation and benefits expense decreased $5.7 million reflecting targeted cost savings from actions taken over the last twelve months to streamline operations. General and administrative expenses decreased $0.5 million, primarily related to a decrease in strategic initiative costs.

Income taxes. For the three months ended September 30, 2017 and 2016, we provided for income taxes based on an effective tax rate of 41% in each period.

As of September 30, 2017 and December 31, 2016, we had net deferred tax assets of $32.1 million and $40.8 million, respectively. In assessing if we will be able to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2017. We considered carryback availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. We also considered our recent history of taxable income, trends in our earnings and tax rate, positive financial ratios, and the current economic environment (including the impact of credit on allowance and provision for loan losses, and the impact on funding levels). Based upon our assessment, we believe that a valuation allowance was not necessary as of September 30, 2017. As of September 30, 2017, our deferred tax asset was primarily comprised of $19.2 million related to our allowance for credit losses, $5.6 million related to income from non-performing loans and $7.0 million related to compensation.

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

Comparison of the Nine Months Ended September 30, 2017 and 2016

Interest income. Interest income decreased $15.8 million, to $170.7 million for the nine months ended September 30, 2017 from $186.5 million for the nine months ended September 30, 2016.  The decrease was primarily due to a decrease in the average balance of our interest earning assets and a decrease in yield. Decline in the average balance of interest earning assets is the result of the Company’s transition from an on balance sheet commercial lender towards an asset manager for third parties.  In addition to the decline in the average balance the composition of our interest earning assets changed as a result of our sale of Business Credit and Equipment Finance. These assets were primarily replaced by broadly syndicated loans which are lower yielding.

Interest expense. Interest expense increased $8.3 million, to $126.1 million for the nine months ended September 30, 2017 from $117.8 million for the nine months ended September 30, 2016. The increase is primarily due to the increasing interest rate environment as well as the average cost of funds increasing to 5.09% from 4.62%.

Net interest margin. Net interest margin decreased to 1.54% for the nine months ended September 30, 2017 from 2.25% for the nine months ended September 30, 2016. The decrease in net interest margin was primarily due to liabilities re-pricing faster than assets due to the LIBOR floor on assets, higher levels of liquidity due to sale of Business Credit and Equipment Finance and a change in composition of interest earning assets to include a greater amount of broadly syndicated loans.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	($ in thousands)
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Total interest earning assets	$3,875,594	$170,747	5.89%	$4,082,501	$186,499	6.10%
Total interest bearing liabilities	3,312,287	126,144	5.09%	3,405,781	117,816	4.62%
Net interest spread		$44,603	0.80%		$68,683	1.48%
Net interest margin			1.54%			2.25%

Provision for credit losses. The provision for credit losses decreased $14.6 million to $10.3 million for the nine months ended September 30, 2017 from $24.9 million for the nine months ended September 30, 2016. The decrease in the provision was due to a decrease of $8.9 million in specific provisions recorded during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 and a release of $3.1 million of general provision during the current year compared to providing a general provision of $2.6 million during the same period in the prior year.

Non-interest income. Non-interest income decreased $17.6 million, to $16.9 million for the nine months ended September 30, 2017 from $34.5 million for the nine months ended September 30, 2016. The decrease in non-interest income was primarily driven by a $22.5 million gain on the sale of Business Credit that occurred during the first quarter of 2016, partially offset by a $6.1 million loss on the TRS portfolio in 2016, and a $4.8 million decrease in loss recognized on loans held-for-sale in 2017.

Operating expenses. Operating expenses decreased $14.2 million, to $33.8 million for the nine months ended September 30, 2017 from $48.0 million for the nine months ended September 30, 2016. Compensation and benefits expense decreased $11.0 million primarily due to severance costs associated with a reduction in staffing levels to streamline operations in 2016. General and administrative expenses decreased $3.2 million, primarily related to a decrease in strategic initiative costs associated with the sale of Equipment Finance and other short term projects during 2016.

Income taxes. For the nine months ended September 30, 2017 and 2016, we provided for income taxes based on an effective tax rate of approximately 41% in each period.

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

Commercial Lending

The Commercial Lending segment represents our direct lending activities which are focused on providing a range of flexible senior secured debt options to mid-sized companies with annual cash flow (EBITDA) typically between $15 million and $50 million owned by private equity investment funds and managed by established professional alternative asset managers. The size of financing commitments depends on various factors, including the type of loan, the credit characteristics of the borrower, the economic characteristics of the loan, and the Company's role in the transaction. The Company may retain these loans on its balance sheet or allocate these loans to off balance sheet managed credit funds managed the Company or other lenders. By allocating these loans to the Company's off balance sheet managed credit funds and other lenders, it is able to provide larger financing commitments to its customers and generate fee income, while limiting its risk exposure to single borrowers.

The following table sets forth selected information with respect to assets within the Commercial Lending segment.

	September 30, 2017	December 31, 2016
	($ in thousands)
Loans and leases, gross	$2,652,825	$2,915,805
Loans held-for-sale, gross	375,560	145,966
Total Commercial Lending Assets	$3,028,385	$3,061,771

The following table sets forth selected information with respect to the results of financial operations for the Commercial Lending segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income:	$14,495	$24,135	$41,136	$65,752
Provision for loan losses	1,494	3,570	10,341	24,906
Net interest income after provision	13,001	20,565	30,795	40,846
Noninterest income:
Other lending fees	988	2,871	6,257	5,729
Gain on sale of loans and equipment	27	83	246	545
Other noninterest income	1,837	1,059	5,146	13,819
Total noninterest income:	2,852	4,013	11,649	20,093
Non-interest expense	9,371	14,833	27,229	40,027
Income before income taxes	$6,482	$9,745	$15,215	$20,912

Comparison of the Three Months Ended September 30, 2017 and 2016

The Commercial Lending segment reported income before taxes of $6.5 million for the three months ended September 30, 2017, compared to $9.7 million for the same period in 2016. Net interest income decreased $9.6 million for the three months ended

September 30, 2017 compared to the three months ended September 30, 2016, primarily as a result of a decrease in average interest earning assets and a decrease in the average yield on interest earning assets. In addition, during the quarter ended September 30, 2016 we had a nonperforming loan pay off at par on which we recognized $3.2 million of interest income. The provision for loan loss amounted to $1.5 million for the three months ended September 30, 2017 compared to $3.6 million for the three months ended September 30, 2016.  Noninterest income derived from the Commercial Lending segment totaled $2.9 million for the three months ended September 30, 2017, down from $4.0 million from the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The Commercial Lending segment reported income before taxes of $15.2 million for the nine months ended September 30, 2017, compared to $20.9 million for the same period in 2016. Net interest income decreased $24.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of a decrease in average interest earning assets driven by the sale of Business Credit and Equipment Finance during 2016 and a decrease in the average yield on interest earning assets. The provision for loan loss amounted to $10.3 million for the nine months ended September 30, 2017 compared to $24.9 million for the nine months ended September 30, 2016.   Noninterest income derived from the Commercial Lending segment totaled $11.6 million for the nine months ended September 30, 2017, down from $20.1 million for the nine months ended September 30, 2016.  The decrease of $8.4 million in noninterest income was primarily due to a $22.5 million gain on the sale of Business Credit in 2016 offset by higher lending fees and lower marks on loans held-for-sale in 2017 as compared to the same period in 2016.

Asset Management

The Asset Management segment represents our investment advisory activities which include credit funds managed by the Company and NewStar Capital.  Credit funds managed by the Company focus on co-invest middle market loans originated through our leveraged finance lending platform, liquid tradeable credit and liquid loan strategies. NewStar Capital manages assets across a series of CLOs that invest primarily in broadly syndicated loans, as well as other sponsored funds and managed accounts that invest across various liquid, non-investment grade asset classes, including broadly syndicated loans and bonds.

The following table sets forth selected information with respect to assets within the Asset Management segment.

	September 30, 2017	December 31, 2016
	($ in thousands)
Loans and leases, gross (at fair value)	$407,465	$403,745
Investments in debt securities, available-for-sale, net of mark (1)	185,811	126,050
Illiquid Credit *	2,018,397	1,314,690
Liquid/Tradeable Credit *	1,541,582	1,833,607
Total Asset Management Assets	$4,153,255	$3,678,092

(1)	Investment in debt securities gross of amortization of deferred fees, net of fair value adjustment.
*

Assets managed by the Company for the Illiquid Credit and Liquid/Tradeable Credit Funds are not assets of the Company and are not included in the  Consolidated Total Assets as reflected in the Condensed Consolidated Balance Sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net interest income	$1,112	$1,123	$3,467	$2,931
Provision for loan losses	—	—	—	—
Net interest income after provision	1,112	1,123	3,467	—
Noninterest income:				—
Management fees	3,474	2,888	9,602	9,031
Performance fees	70	465	1,415	1,306
Other lending fees	37	75	122	107
Gain on sale of loans and equipment	247	69	1,235	220
Other noninterest (loss) income (1)	(1,157)	3,456	(7,170)	3,720
Total Noninterest income:	2,671	6,953	5,204	14,384
Non-interest expense	2,529	3,236	6,607	7,950
Income before income taxes	$1,254	$4,840	$2,064	$9,365

(1)	Includes mark to mark adjustment on fair value portfolio.

Comparison of the Three Months Ended September 30, 2017 and 2016

The Asset Management segment reported income before taxes of $1.3 million for the three months ended September 30, 2017, compared to $4.8 million for the same period in 2016 primarily due to non-interest income. Noninterest income was primarily the result of asset management and performance fee income of $3.5 million for the three months ended September 30, 2017, an increase of $0.2 million compared to the same period in 2016. This was offset by a negative mark to market adjustment of $0.9 million on loans held at fair value during the three months ended September 30, 2017 compared to a $3.4 million positive mark to market adjustment for the same period in 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The Asset Management segment reported income before taxes of $2.1 million for the nine months ended September 30, 2017, compared to $9.4 million for the same period in 2016 primarily due to non-interest income. Noninterest income was primarily the result of asset management and performance fee income of $11.0 million for the nine months ended September 30, 2017, an increase of $0.7 million compared to the same period in 2016. This was offset by a negative mark to market adjustment of $6.8 million on loans held at fair value during the nine months ended September 30, 2017 compared to a $3.7 million positive mark to market adjustment for the same period in 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity consist of cash flow from operations, credit facilities, term debt securitizations and proceeds from equity and debt offerings. We believe that these sources will be sufficient to fund our current operations, lending activities, stock repurchases, dividends and other short-term liquidity needs. In addition, we had $371.9 million in net loans held-for-sale on our balance sheet at September 30, 2017, which we have the ability to sell to generate additional liquidity. Subject to market conditions, we continue to explore opportunities for the Company to increase its leverage, including through the issuance of high yield debt securities, convertible debt securities, share repurchases, secured or unsecured senior debt or revolving credit facilities, to support loan portfolio growth and/or strategic acquisitions, which may be material to us. In addition to opportunistic funding related to potential growth initiatives, our future liquidity needs will be determined primarily based on prevailing market and economic conditions, the credit performance of our loan portfolio and loan origination volume. We may need to raise additional capital in the future based on various factors including, but not limited to: faster than expected increases in the level of non-accrual loans; lower than anticipated recoveries or cash flow from operations; and unexpected limitations on our ability to fund certain loans with credit facilities. We may not be able to raise debt or equity capital on acceptable terms or at all. The incurrence of additional debt will increase our leverage and interest expense, and the issuance of any equity or securities exercisable, convertible or exchangeable into Company common stock may be dilutive for existing shareholders.

During the third quarter of 2017, the U.S. economy continued to exhibit slow-to-moderate growth. Despite uncertainty surrounding a number of economic issues and a new administration, the third quarter saw generally positive results from leading economic indicators in the labor market, housing, manufacturing, equipment spending and equities. We expect stable trends and slow-to-moderate growth in the U.S. to continue and monetary policy to remain conducive to gradual growth in the near term. We expect Treasury and investment grade bond rates to gradually increase, but remain relatively low in the near term, leading investors to continue to focus on allocating capital to riskier, higher yielding, fixed and floating rate asset classes in order to generate additional yield from their investments. In addition, we believe that the CLO market, which the Company partially relies upon for funding, will continue to improve in 2017 and remain supportive for experienced managers such as NewStar to issue CLOs. We believe the Company has substantially greater financial flexibility and increased financing options due to our market experience and improvement in our financial performance.

We believe that our ability to access the capital markets, secure new credit facilities, and renew, reset and/or amend our existing credit facilities continues to demonstrate an overall improvement in the market conditions for funding and indicates progress in our ability to obtain financings on improved terms in the future. Despite these signs of improving market conditions and relative stability in recent years, we cannot assure these conditions will continue, and it is possible that the financial markets could experience stress, volatility, and/or illiquidity. If they do, we could face materially higher financing costs and reductions in leverage, which would affect our operating strategy and could materially and adversely affect our financial condition.

Cash and Cash Equivalents

As of September 30, 2017 and December 31, 2016, we had $62.5 million and $154.5 million, respectively, in cash and cash equivalents. We may invest a portion of cash on hand in short-term liquid investments. From time to time, we may use a portion of our unrestricted cash to pay down our credit facilities creating undrawn capacity which may be redrawn to meet liquidity needs in the future. The change in cash and cash equivalents from December 31, 2016 relates to cash received from the sale of Equipment Finance within the December 31, 2016 balance. Subsequent to year end we paid down our warehouse facilities as well as equity funded a portion of our newly originated loans.

Restricted Cash

Separately, we had $251.7 million and $262.6 million of restricted cash as of September 30, 2017 and December 31, 2016, respectively. The restricted cash represents the balance of the principal and interest collections accounts and pre-funding amounts in our credit facilities, our term debt securitizations and customer holdbacks and escrows. The use of the principal collection accounts’ cash is limited to funding the growth of our loan portfolio within the facilities or paying down related credit facilities or term debt securitizations. As of September 30, 2017, we could use $170.7 million of restricted cash to fund new or existing loans. The interest collection account cash is limited to the payment of interest, servicing fees and other expenses of our credit facilities and term debt securitizations and, if either a ratings downgrade or failure to receive ratings confirmation occurs on the rated notes in a term debt securitization at the end of the funding period or if coverage ratios are not met, paying down principal with respect thereto. Cash to fund the growth of our loan portfolio and to pay interest on our term debt securitizations represented a large portion of our restricted cash balance at September 30, 2017.

Cash Collateral on Deposit with Custodians

We had $7.6 million of cash collateral posted with custodians at September 30, 2017 and December 31, 2016.  These amounts represent cash posted as collateral for our repurchase agreements. At September 30, 2017 and December 31, 2016, we had $7.1 million posted against our JP Morgan Chase Bank repurchase agreement, $0.3 million posted against our Citibank Global Markets repurchase agreement and $0.2 million posted against our Natixis repurchase agreement. The amount of cash posted as collateral under these credit agreements will vary from time to time as the market value of the underlying assets fluctuates with the changes in the market.

Investment in Debt Securities, Available- for- Sale

The fair value of investment in debt securities, available for sale is based on prices received from third parties and reviewed by our pricing and valuation committee. Our investment in debt securities, available for sale is considered Level 3. During the nine months ended September 30, 2017, we purchased $52.7 million of debt securities available-for-sale, a $5.9 million par value investment debt securities was redeemed, and we received a $0.2 million par paydown.

At September 30, 2017, the fair value of investment in debt securities, available for sale was $175.8 million with a net unrealized gain of $3.4 million, compared to a fair value of $119.3 million and an unrealized loss of $6.1 million at December 31, 2016.

As a result of our evaluation of the securities, we concluded that the unrealized losses at September 30, 2017 and December 31, 2016 were caused by changes in market prices driven by interest rates and credit spreads. Our evaluation of impairment include quotes from third parties, adjustments to prepayment speeds, delinquency, an analysis of expected cash flows, interest rates, market discount rates, other contract terms, and the timing and level of losses on the loans and leases within the underlying trusts. At September 30,

2017, we determined that it is not more likely than not that we will be required to sell the securities before we recover the amortized cost basis in the security. We have also determined that there has not been an adverse change in the cash flows expected to be collected. Based upon our impairment review process, and our ability and intent to hold these securities until maturity or a recovery of fair value, the decline in the value of these investments is not considered to be “Other Than Temporary.”

Loans-Held-for-Sale

Loans classified as held-for-sale consist of loans originated by us and intended to be sold to third parties (including off balance sheet credit funds managed by the Company).

These loans are carried at the lower of aggregate cost, net of any deferred origination costs or fees, or market value.

As of September 30, 2017 and December 31, 2016, loans held-for-sale consisted of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Leveraged Finance	$376,276	$146,126
Lower cost or market adjustment	(716)	(160)
Gross loans held-for-sale	375,560	145,966
Deferred loan fees, net	(3,619)	(1,906)
Loans held-for-sale, net	$371,941	$144,060

At September 30, 2017, loans held-for-sale include loans with an aggregate outstanding balance of $376.3 million that were intended to be sold to off balance sheet credit funds managed by the Company.

Asset Quality and Allowance for Loan and Lease Losses

If a loan is 90 days or more past due, or if management believes it is probable we will be unable to collect contractual principal and interest in the normal course of business, it is our policy to place the loan on non-accrual status. If a loan financed by a term debt securitization is placed on non-accrual status, the loan may remain in the term debt securitization and excess interest spread cash distributions to us will cease until cash accumulated in the term debt securitization equals the outstanding balance of the non-accrual loan, or if an overcollateralization test is present and the overcollateralization ratio is (or was previously) out of compliance with the target, excess interest spread cash is diverted, and used to de-lever the securitization to bring the ratio back into compliance. When a loan is on non-accrual status, accrued interest previously recognized as interest income subsequent to the last cash receipt in the current year will be reversed, and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We may make exceptions to this policy if the loan is well secured and is in the process of collection. As of September 30, 2017, we had impaired loans with a balance of $153.7 million. Impaired loans with an aggregate outstanding balance of $85.1 million have been restructured and classified as troubled debt restructurings. Impaired loans with an aggregate outstanding balance of $103.8 million were on non-accrual status. During the nine months ended September 30, 2017, we had net charge-offs totaling $21.5 million of impaired loans. Impaired loans of $36.7 million were greater than 60 days past due and classified as delinquent. During the nine months ended September 30, 2017, we recorded $13.4 million of net specific provisions for impaired loans. Included in our specific allowance for impaired loans was $5.1 million related to delinquent loans.

We closely monitor the credit quality of our loans which are partly reflected in our credit metrics such as loan delinquencies, non-accruals, and charge-offs. Changes to these credit metrics are largely due to changes in economic conditions and seasoning of the loan portfolio.

We have provided an allowance for loan losses to provide for probable losses inherent in our loan portfolio. Our allowance for loan losses as of September 30, 2017 and December 31, 2016 was $39.8 million and $50.9 million, respectively, or 1.50% and 1.75% of loans, gross, respectively. As of September 30, 2017 and December 31, 2016, we also had a $0.5 million allowance for unfunded commitments, resulting in an allowance for credit losses of 1.52% of loans, gross at September 30, 2017 compared to 1.76% at December 31, 2016.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2017 and for the year ended December 31, 2016 was as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	($ in thousands)
Balance as of beginning of period	$50,936	$58,259
General (release) provision for loan and lease losses	(3,070)	2,746
Specific provision for loan losses	13,423	24,790
Net charge offs	(21,530)	(33,040)
Reversal due to sale of Business Credit	—	(1,819)
Balance as of end of period	39,759	50,936
Allowance for losses on unfunded loan commitments	459	472
Allowance for credit losses	$40,218	$51,408

Borrowings and Liquidity

As of each of September 30, 2017 and December 31, 2016, we had net outstanding borrowings totaling $3.3 billion. Borrowings under our various credit facilities and term debt securitizations are used to partially fund our positions in our loan portfolio.

As of September 30, 2017 our funding sources, maximum debt amounts, amounts outstanding and unused debt capacity, subject to certain covenants and conditions, are summarized below:

Funding Source	Maximum Debt Amount	Amounts Outstanding	Unused Debt Capacity	Maturity
	($ in thousands)
Credit facilities	$865,000	$463,900	$401,100	2020
Term debt securitizations(1)	2,349,726	2,103,783	245,943	2023-2028
Term debt	16,973	16,973	—	2027
Repurchase agreements	80,569	80,569	—	2017
Senior notes	380,000	380,000	—	2020
Subordinated notes	300,000	300,000	—	2024
Total	$3,992,268	$3,345,225	$647,043

(1)	Maturities for term debt are based on contractual maturity dates. Actual maturities may occur earlier.

We must comply with various covenants in our debt facilities. The breach of certain of these covenants could result in a termination event and the exercise of remedies if not cured. At September 30, 2017, we were in compliance with all such covenants. These covenants are customary and include, but are not limited to, failure to service debt obligations, failure to meet liquidity covenants and tangible net worth covenants, and failure to remain within prescribed facility portfolio delinquency, charge-off levels, and overcollateralization tests.

Credit Facilities

As of September 30, 2017 we had two credit facilities through certain of our wholly-owned subsidiaries: (i) a $615.0 million credit facility with syndicated lenders agented by Wells Fargo Bank, National Association (“Wells Fargo”) to fund leveraged finance loans, and (ii) a $250.0 million credit facility with Citibank, N.A. (“Citibank”) to fund leveraged finance loans.

Our $615.0 million credit facility with syndicated lenders agented by Wells Fargo to fund leveraged finance loans had an outstanding balance of $368.9 million and unamortized deferred financing fees of $5.0 million as of September 30, 2017. Interest on this facility accrues at a variable rate per annum. This facility matures on August 10, 2020. The facility provides for a revolving reinvestment period which ends on August 10, 2018, with a two-year amortization period.

Our $250.0 million credit facility with Citibank to fund leveraged finance loans had a $95.0 million outstanding balance and unamortized deferred financing fees of $1.9 million as of September 30, 2017. Interest on this facility accrues at a variable rate per annum. The facility matures on May 5, 2020. It provides for a revolving reinvestment period which ends on May 5, 2018, with a two-year amortization period.

Senior notes

On April 22, 2015, we issued $300.0 million in aggregate principal amount of 7.25% Senior Notes due 2020 (the “2020 Notes”). On November 9, 2015, we issued an additional $80.0 million in aggregate principal amount of 2020 Notes at a debt discount of $0.8 million which will amortize over the life of the 2020 Notes. We used a portion of the net proceeds from the April 2015 notes offering to repay in full our corporate credit facility with Fortress Credit Corp. The 2020 Notes mature on May 1, 2020, and bear interest at a rate of 7.25% per annum, which is payable semi-annually on May 1 and November 1 of each year. On or after May 1, 2017, we may redeem the 2020 Notes, in whole or in part, at redemption prices specified in the 2020 Notes plus accrued and unpaid interest thereon. In addition, if we undergo a change of control, we will be required to make an offer to purchase each holder’s 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest. As of September 30, 2017, unamortized deferred financing fees were $4.3 million.

We must comply with certain covenants and restrictions related to the 2020 Notes.  Subject to certain exceptions, the indenture relating to the 2020 Notes restricts our ability to incur additional Non-Funding Indebtedness (as defined in the indenture) but permits the incurrence of indebtedness if on the date of such incurrence and after giving pro forma effect thereto, our Consolidated Non-Funding Debt to Equity Ratio (together with our Restricted Subsidiaries) is not greater than 1.75 to 1.00.  Our Consolidated Non-Funding Debt to Equity Ratio is defined as the ratio of our Consolidated Non-Funding Debt (as defined in the indenture) of such person as of such determination date to our Consolidated Stockholders Equity (as defined in the indenture). If we fail to comply with this and certain other covenants included in the senior notes indenture, it could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2020 Notes then outstanding and accrued interest. At September 30, 2017 and currently, we were in compliance with all such covenants under the 2020 Notes indenture.

Subordinated notes

On December 4, 2014, we completed the initial closing of an investment of long-term capital from funds sponsored by Franklin Square Capital Partners ("Franklin Square") and sub-advised by GSO Capital Partners at which the Franklin Square funds purchased $200.0 million of 10-year subordinated notes (the "Subordinated Notes"), which rank junior to our existing and future senior debt. During 2015, we drew an additional $75 million of Subordinated Notes. We drew the remaining $25 million in January 2016. The Subordinated Notes were recorded at par less the initial relative fair value of the warrants issued in connection with the investment in December 2014 and January 2015, which was $48.6 million as of September 30, 2017 and $53.7 million as of December 31, 2016. The debt discount will amortize over the life of the notes and will be recorded as non-cash interest expense as the Subordinated Notes accrete to par value. As of September 30, 2017, unamortized deferred financing fees were $4.4 million. The Subordinated Notes bear interest at 8.25% and include a Payment-in-Kind ("PIK Toggle") feature that allows us, at our option, to elect to have interest accrued at a rate of 8.75% added to the principal of the Subordinated Notes instead of paying it in cash. The Subordinated Notes have a ten year term and mature on December 4, 2024. They are callable during the first three years with payment of a make-whole premium. The prepayment premium decreases to 103% and 101% after the third and fourth anniversaries of the closing, respectively. They are callable at par after December 4, 2019. Beginning on December 5, 2019, we are required to make a cash payment of principal plus accrued interest in an amount required to prevent the Subordinated Notes from being treated as an "Applicable High Yield Discount Obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. Events of default under the Subordinated Notes include failure to pay interest or principal when due subject to applicable grace periods, material uncured breaches of the terms of the Subordinated Notes, and bankruptcy/insolvency events.

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

Term Debt

On July 20, 2017, in connection with the acquisition of FSCM, the Company assumed the indebtedness associated with the Natixis credit agreement dated September 28, 2015. The proceeds under this credit agreement were used solely to purchase the interest held in a FSCM managed CLO to comply with risk retention requirements.  The credit agreement matures on September 29, 2027.

The following table sets forth selected information with respect to the Natixis Term Debt:

	Outstanding balance September 30, 2017	Interest rate
	($ in thousands)
Natixis Term Debt
Class A-1 Notes	$12,972	Libor + 1.92%
Class A-2 Notes	1,597	Libor + 2.81%
Class B Notes	1,552	Libor + 3.72%
Class C Notes	852	Libor + 4.85%
	$16,973

Term Debt Securitizations

2012-2 CLO.  On December 18, 2012, we completed a term debt securitization transaction. In conjunction with this transaction we established a separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2012-2 LLC (the “2012-2 CLO”) and sold and contributed $325.9 million in loans and investments (including unfunded commitments), or portions thereof, to the 2012-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2012-2 CLO issued $263.3 million of notes to institutional investors. We retained $62.6 million, comprising 100% of the 2012-2 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. On June 12, 2015, we sold 100% of the 2012-2 CLO’s Class E Notes totaling $16.3 million to institutional investors. At September 30, 2017, the $142.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $188.6 million. At September 30, 2017, unamortized deferred financing fees were $0.2 million. The 2012-2 CLO permitted reinvestment of collateral principal repayments for a three-year period which ended in January 2016.

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

The following table sets forth selected information with respect to the 2012-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2012-2 CLO
Class A	$190,700	$53,383	1.90%
Class B	26,000	26,000	3.25%
Class C	35,200	35,200	4.25%
Class D	11,400	11,400	6.25%
Class E	16,300	16,300	6.75%
Total notes	279,600	142,283
Class F	24,100	24,100	N/A
Subordinated notes	22,183	22,183	N/A
Total for 2012-2 CLO	$325,883	$188,566

2014-1 CLO.  On April 17, 2014, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2014-1 LLC (the “2014-1 CLO”) and sold and contributed $249.6 million in loans and investments (including unfunded commitments), or portions thereof, to the 2014-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2014-1 CLO issued $289.5 million of notes to institutional investors. We retained $58.9 million, comprising 100% of the 2014-1 CLO’s membership interests, Class E notes, Class F notes, and subordinated notes. At September 30, 2017, the $289.5 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.4 million. At September 30, 2017, unamortized deferred financing fees were $1.5 million. The 2014-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2018. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2014-1 CLO following the expiration of the non-call period which occurred on the payment date in April 2016.

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

The following table sets forth selected information with respect to the 2014-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2014-1 CLO
Class A	$202,500	$202,500	1.80%
Class B-1	20,000	20,000	2.60%
Class B-2	13,250	13,250	(1)
Class C	30,250	30,250	3.60%
Class D	23,500	23,500	4.75%
Total notes	289,500	289,500
Class E	18,500	18,500	N/A
Class F	14,000	14,000	N/A
Subordinated notes	26,375	26,375	N/A
Total for 2014-1 CLO	$348,375	$348,375

(1)	Class B-2 Notes accrue interest at a fixed rate of 4.902%.

2015-1 CLO.  On March 20, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-1 LLC (the “2015-1 CLO”) and sold and contributed $336.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-1 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-1 CLO issued $410.3 million of notes to institutional investors. We retained $85.8 million, comprising 100% of the 2015-1 CLO’s membership interests and subordinated notes. At September 30, 2017, the $410.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $496.1 million. At September 30, 2017, unamortized deferred financing fees were $2.6 million. The 2015-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in April 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2015-1 CLO following the expiration of the non-call period which occurred on the payment date in April 2017.

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

The following table sets forth selected information with respect to the 2015-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2015-1 CLO
Class A-1	$253,500	$253,500	1.80%
Class A-2	35,000	35,000	(1)
Class B	50,000	50,000	2.80%
Class C	38,500	38,500	3.85%
Class D	33,250	33,250	5.50%
Total notes	410,250	410,250
Subordinated notes	85,815	85,815	N/A
Total for 2015-1 CLO	$496,065	$496,065

(1)	Class A-2 Notes accrue interest at a spread over Libor of 1.65% from the closing date to, but excluding March 20, 2017, and 2.00% thereafter.

2015-2 CLO.  On September 15, 2015, we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2015-2 LLC (the “2015-2 CLO”) and sold and contributed $298.4 million in loans and investments (including unfunded commitments), or portions thereof, to the 2015-2 CLO. We remain the servicer of the loans. Simultaneously with the initial sale and contribution, the 2015-2 CLO issued $327.8 million of notes to institutional investors. We retained $70.1 million, comprising 100% of the 2015-2 CLO’s membership interests and a portion of the Class E notes. At September 30, 2017, the $327.8 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $397.8 million. At September 30, 2017, unamortized deferred financing fees were $2.4 million. The 2015-2 CLO permits reinvestment of collateral principal repayments for a four-year period ending in August 2019. Should we determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2015-2 CLO following the expiration of the non-call period which occurred on the payment date in August 2017.

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

The following table sets forth selected information with respect to the 2015-2 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2015-2 CLO
Class A-1	$205,000	$205,000	2.00%
Class A-2	23,000	23,000	(1)
Class B	40,000	40,000	2.90%
Class C	26,250	26,250	3.95%
Class D	28,500	28,500	5.25%
Class E	5,000	5,000	7.50%
Total notes	327,750	327,750
Class E (retained)	23,250	23,250	7.50%
Subordinated notes	46,806	46,806	N/A
Total for 2015-2 CLO	$397,806	$397,806

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.461%.

2016-1 CLO.  On March 2, 2016, the Company completed a term debt securitization transaction through its separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2016-1 LLC (the “2016-1 CLO”) and sold and contributed $247.3 million in loans and investments (including unfunded commitments), or portions thereof, to the 2016-1 CLO. The Company remains the servicer of the loans. Simultaneously with the initial sale and contribution, the 2016-1 CLO issued $255.8 million of notes to institutional investors. The Company retained $92.2 million, comprising 100% of the 2016-1 CLO’s membership interests and, the Class D and Class E notes. At September 30, 2017, the $263.3 million of outstanding drawn notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $348.0 million. At September 30, 2017, unamortized deferred financing fees were $2.1 million. The 2016-1 CLO permits reinvestment of collateral principal repayments for a four-year period ending in February 2020. Should the Company determine that reinvestment of collateral principal repayments are impractical in light of market conditions or if collateral principal repayments are not reinvested within a prescribed timeframe, such funds may be used to repay the outstanding notes. Subject to the terms of the Indenture, the Company has the right to redeem the 2016-1 CLO following the expiration of the non-call period on the payment date in February 2018.

The following table sets forth selected information with respect to the 2016-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2016-1 CLO
Class A-1	$176,500	$176,500	2.30%
Class A-2	20,000	20,000	(1)
Class B	36,750	36,750	3.75%
Class C	22,500	22,500	5.40%
Class D	7,500	7,500	5.50%
Total notes	263,250	263,250
Class D (retained)	16,250	16,250	5.50%
Class E (retained)	23,000	23,000	7.50%
Subordinated notes	45,506	45,506	N/A
Total for 2016-1 CLO	$348,006	$348,006

(1)	Class A-2 Notes accrue interest at a fixed rate of 3.44%.

Arch Street CLO.  On September 15, 2016, NewStar Capital LLC completed a $409.8 million broadly syndicated loan securitization. The notes offered in the collateralized loan obligation (“Arch Street CLO”) were issued by Arch Street CLO, Ltd., an exempted company incorporated under the laws of the Cayman Islands, and (with the exception of the Class E and F notes) by Arch Street CLO, LLC, a Delaware limited liability company (each a subsidiary of NewStar Capital and collectively, “Arch Street”). The Arch Street CLO notes are backed by a diversified portfolio of broadly syndicated loans purchased and serviced by the Company. Investors purchased approximately $370.3 million of the Arch Street CLO notes, representing approximately 90.4% of the total capitalization of Arch Street. The Company retained all of the Class F notes and subordinated notes which together totaled approximately $39.5 million, representing approximately 9.6% of the total capitalization of Arch Street. At September 30, 2017, the outstanding note balance was $367.8 million and unamortized deferred financing fees were $3.7 million. The reinvestment period is expected to end in October 2020 and scheduled to mature in October 2028.

The following table sets forth selected information with respect to the Arch Street CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
Arch Street CLO
Class X	$2,500	$-	1.25%
Class A	256,000	256,000	1.65%
Class B	48,000	48,000	2.24%
Class C	20,000	20,000	3.00%
Class D	22,750	22,750	4.20%
Class E	21,000	21,000	6.95%
Total notes	370,250	367,750
Class F (retained)	5,500	5,500	8.60%
Subordinated notes	34,000	34,000	N/A
Total for Arch Street CLO	$409,750	$407,250

2017-1 CLO.  On March 20, 2017 we completed a term debt securitization transaction through our separate single-purpose bankruptcy-remote subsidiary, NewStar Commercial Loan Funding 2017-1 LLC (the “2017-1 CLO”).  This securitization was a refinance of the NewStar Commercial Loan Funding 2013-1 LLC term debt securitization completed on September 11, 2013. The Company remains the servicer of the loans. Simultaneously with the refinance, the 2017-1 CLO issued $328.0 million of replacement notes to institutional investors. The Company retained the Class E-N replacement notes and all of the equity which together totaled $69.3 million. At September 30, 2017, the $303.0 million of outstanding drawn replacement notes were collateralized by the specific loans and investments, principal collection account cash and principal payment receivables totaling $372.3 million. At September 30, 2017, unamortized deferred financing fees were $3.0 million. The reinvestment period is expected to end in March 2019 and the replacement notes are expected scheduled to mature in October 2027. Subject to the terms of the Indenture, the Company has the right to redeem the 2017-1 CLO following the expiration of the non-call period on the payment date in March 2019.

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

The following table sets forth selected information with respect to the 2017-1 CLO:

	Notes originally issued	Outstanding balance September 30, 2017	Borrowing spread to LIBOR
	($ in thousands)
2017-1 CLO
Class A-T-N	$207,000	$207,000	1.78%
Class A-R-N	25,000	-	1.78%
Class B-N	40,000	40,000	2.50%
Class C-N	32,000	32,000	3.50%
Class D-N	24,000	24,000	5.10%
Total refinanced notes	328,000	303,000
Class E-N	20,000	20,000	7.75%
Subordinated notes	49,250	49,250	N/A
Total for 2017-1 CLO	$397,250	$372,250

2013-1 CLO. On March 20, 2017, the Company refinanced the 2013-1 LLC and issued the 2017-1 CLO Replacement Notes.  We accelerated and recognized deferred financing fees of $0.3 million related to the refinance of the 2013-1 CLO.

On certain CLOs the Company, as collateral manager, is required to retain a prescribed interest in the securitization concerned in order to be in compliance with EU Capital Requirements and the Dodd-Frank Act risk retention rules.  The U.S. credit risk retention rules generally require that for each CLO, the collateral manager retain at least 5% of the credit risk of the assets that underlie an asset backed securitization. This can be achieved either through the retention of an “eligible vertical interest” (commonly referred to as a vertical strip), the retention of an “eligible horizontal residual interest” (commonly referred to as a horizontal strip) or a combination of the two.  The rule applies to CLOs maintained on balance sheet as well as CLOs considered VIEs.

U.S. credit risk retention rules permit for the financing of a required retention interest, provided that such financing be on a full recourse basis. To the extent that we employ leverage on our risk retention investments, that could cause losses to be larger than they would have been if leverage were not employed.

Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may inhibit future CLO creations, limit future lending to middle market companies and also have broad implications for the senior secured loan marketplace and for middle market borrowers.

Repurchase Agreements

We entered into a repurchase transaction with Deutsche Bank AG, pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of February 13, 2015 between Deutsche Bank AG and NS Bond Funding I LLC (the “Deutsche Bank Repurchase Agreement”). Pursuant to the Deutsche Bank Repurchase Agreement, Deutsche Bank AG will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Deutsche Bank Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, there was no balance under the Deutsche Bank Repurchase Agreement. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Citigroup Global Markets, pursuant to the terms of a Global Master Repurchase Agreement (1996 version), dated as of March 16, 2015 between Citigroup Global Markets and NS Loan Originator LLC (the “Citigroup Repurchase Agreement”). Pursuant to the Citigroup Repurchase Agreement, Citigroup Global Markets will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the Citigroup Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $49.6 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with JP Morgan Chase Bank pursuant to the terms of a Global Master Repurchase Agreement (1996 version), dated as of May 1, 2015 between JP Morgan Chase Bank and NS Bond Funding II LLC (the “JP Morgan Repurchase Agreement”). Pursuant to the JP Morgan Repurchase Agreement, JP Morgan Chase Bank will purchase securities and simultaneously agree to sell the securities back to us at a specified date. Under the terms of the JP Morgan Repurchase Agreement, we are required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $29.1 million. We have made certain representations and warranties and are required to comply with various covenants and requirements customary for financing arrangements of this nature.

We entered into a repurchase transaction with Natixis Securities Americas LLC pursuant to the terms of a Global Master Repurchase Agreement (2000 version), dated as of October 14, 2015 between Natixis Securities Americas LLC and NS Bond Funding III LLC (the “Natixis Repurchase Agreement”). Pursuant to the Natixis Repurchase Agreement, Natixis Securities Americas LLC will purchase securities and simultaneously agree to sell the securities back to the Company at a specified date. Under the terms of the Natixis Repurchase Agreement, the Company is required at all times to maintain a level of overcollateralization for the obligations, which is maintained through daily margining. As of September 30, 2017, the outstanding balance was $1.9 million. The Company has made certain representations and warranties and is required to comply with various covenants and requirements customary for financing arrangements of this nature.

Stock Repurchase Program

On December 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares purchased under the repurchase program will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program commenced immediately following the expiration of the prior stock repurchase program on December 31, 2016. The repurchase program will expire on December 31, 2017 unless extended by the Board and may be suspended or discontinued at any time without notice. As of September 30, 2017, the Company had repurchased 1,740,154 shares of common stock at a weighted average price per share of $10.17.

Dividend Policy

On February 14, 2017, our Board of Directors declared a dividend of $0.02 per share paid on March 17, 2017 to stockholders of record on March 2, 2017. On May 2, 2017, our Board of Directors declared a dividend of $0.02 per share paid on June 15, 2017 to stockholders of record on May 30, 2017. On July 31, 2017, our Board of Directors declared a dividend of $0.02 per share paid on September 15, 2017 to stockholders of record on August 29, 2017.

Our definitive merger agreement with First Eagle prohibits us from declaring cash dividends other than our regular quarterly cash dividend for the fourth quarter 2017.

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

Unused lines of credit are commitments to lend to a borrower if certain conditions have been met. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each borrower’s creditworthiness on a case-by-case basis. The amount of collateral required is based on factors that include management’s credit evaluation of the borrower and the borrower’s compliance with financial covenants. Due to their nature, we cannot know with certainty the aggregate amounts that will be required to fund our unfunded commitments. The aggregate amount of these unfunded commitments currently exceeds our available funds and will likely continue to exceed our available funds in the future. At September 30, 2017, we had $303.9 million of unused lines of credit.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a borrower to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to our borrowers. At September 30, 2017, we had $6.8 million of standby letters of credit.

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

As of September 30, 2017 and December 31, 2016, investments in debt securities available-for-sale totaled $175.8 million and $119.3 million, respectively. At September 30, 2017, our net unrealized gain on those debt securities totaled $3.4 million and at December 31, 2016, our net unrealized loss on debt securities totaled $6.1 million. Any unrealized gain or loss on these investments is included in Other Comprehensive Income in the equity section of the balance sheet, until realized.

Interest rate risk represents a market risk exposure to us. Interest rate risk is measured as the potential volatility to our net interest income caused by changes in market interest rates.

As of September 30, 2017, substantially all of the loans in our portfolio were at variable rates and had interest rate floors.  Majority of loans are currently priced above floors. Our credit facilities and term debt securitizations all bear interest at variable rates without interest rate floors.

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

The following table shows the hypothetical estimated change in net interest income over a 12-month period based on a static, instantaneous parallel shift in interest rates applied to our portfolio and cash and cash equivalents as of September 30, 2017. Our modeling is based on contractual terms and does not consider prepayment or changes in the composition of our portfolio or our current capital structure. It further generalizes that both variable rate assets and liabilities are indexed to a flat 3 month LIBOR yield curve. Although we believe these measurements are representative of our interest rate sensitivity, we can give no assurance that actual results would not differ materially from our modeled outcomes.

	Rate Change (Basis Points)	Estimated Change in Net Interest Income Over 12 Months
		($ in thousands)
Decrease of	100	$7,905
Increase of	100	12,838
Increase of	200	25,842
Increase of	300	38,857

As interest rates have risen above the floors in our loans, the Company has transitioned from being liability sensitive to asset sensitive.  As of September 30, 2017 the net gap was $1.3 billion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we expect to be party to legal proceedings. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

The risk factors set forth below relate to the Company’s contemplated merger with First Eagle Holdings, Inc. and its contemplated related asset sale, and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the risks described elsewhere in this Quarterly Report on Form 10-Q.

We may not be able to complete our merger with First Eagle and our asset sale to GSO. The failure to complete these transactions, or delays or uncertainty concerning completion of these transactions, may adversely affect our business operations and financial results.

As described elsewhere in this Quarterly Report on Form 10-Q, on October 16, 2017, we signed a merger agreement with First Eagle Holdings, Inc. (“First Eagle”), FE Holdco, LLC, a wholly-owned subsidiary of First Eagle (“FE Holdco”), and a newly formed wholly-owned merger subsidiary of FE Holdco, pursuant to which we will merge with the merger subsidiary and become a wholly-owned subsidiary of FE Holdco. In a related transaction, we also entered into an asset purchase agreement to sell a portfolio of investment assets, including approximately $2.4 billion of middle-market loans and other credit investments, to a newly formed investment fund sponsored by GSO Capital Partners LP (the “Asset Buyer”). The closing of the merger with First Eagle is conditioned upon, and will occur immediately following, the Asset Buyer’s completion of the acquisition of assets under the asset purchase agreement. In addition to the closing of the asset sale, completion of the merger is subject to certain additional conditions, including the receipt of the necessary approval of our stockholders, the satisfaction of certain regulatory approvals and specified client consents, and other customary closing conditions, including the accuracy of the representations and warranties made in the agreement. In addition to stockholder approval, completion of the asset sale is subject to the satisfaction of the conditions precedent to closing under the definitive merger agreement, the satisfaction of certain regulatory approvals and other customary closing conditions. Many of the conditions are beyond our control. We cannot be certain that we will be able to obtain stockholder approval or required regulatory approvals, or satisfy or obtain a waiver of the other conditions to completion of the merger or the asset sale, in which case the merger and asset sale may not be completed. If the merger and the asset purchase transactions are not consummated, our stock price may decline to the extent that the current market price of our common stock reflects an assumption that such transactions will be completed.

In addition, the merger agreement may be terminated by the Company or First Eagle, and the asset purchase agreement may be terminated by the Company or the Asset Buyer, under certain circumstances.  If the merger agreement is terminated under certain specified circumstances (including if our board of directors terminates the merger agreement to accept a superior proposal), we will be required to pay First Eagle and the Asset Buyer termination fees in the aggregate of either $10 million (if the termination is made in connection with a superior proposal from a third party which provides us with an acquisition proposal during a thirty day go-shop period) or $15 million (if the agreements are terminated under certain other conditions).

The restrictions on the conduct of our business prior to the consummation of the merger and the asset sale, and the uncertainties and risks concerning completion of these transactions, may cause our business, lending activities, operations and financial results to suffer during the pendency of the transactions or in the event the transactions are not completed.  The transaction agreements require us to conduct business in the ordinary course and have limitations on the operations of our business, subject to specific exceptions, which may delay or prevent us from undertaking business opportunities that, absent the merger agreement, we might have pursued.  Among other restrictions, the merger agreement prohibits us from paying any dividends other than our regular quarterly cash dividend on our common stock payable in the fourth quarter of 2017 at a rate not in excess of $0.02 per share, and both agreements place certain restrictions on our ability to purchase or originate new loans or increase any loan commitments or incur additional indebtedness. The announcement of the transactions and any delay in completing the transactions may divert management’s attention from ongoing business operations, affect our ability to retain or recruit key employees and negatively impact our business relationships with borrowers and financing sources.

We will incur costs, expenses and fees for professional services and other transaction costs in connection with the merger and the asset purchase transaction, for which we will have received little or no benefit if these transactions are not completed. Many of these fees and costs will be payable by us even if the transactions are not completed and may relate to activities that we would not have undertaken other than to complete the transactions. Additionally, we may be subject to class action lawsuits initiated by shareholders or other litigation in connection with the transactions.  While we will evaluate and defend against any actions vigorously, such litigation could delay the timing for completing the transaction and the costs of the defense of such lawsuits and other effects of such litigation could be significant.

The value of the contingent value rights that our stockholders will receive in the merger will depend, upon other things, on the amount and timing of certain net tax refunds we expect to receive for the two taxable years prior to, and the interim period ending on, the consummation of the transactions. If the transactions are not consummated in calendar year 2017, our stockholders are expected to receive less under their contingent value rights than they would if the transactions close prior to year-end.

Under the merger agreement with First Eagle, our stockholders will receive $11.44 in upfront cash and one non-transferable contingent value right (“CVR”) for each NewStar share held at the closing of the transaction. Each CVR will entitle its holder to receive pro-rata distributions of any net tax refunds received by NewStar following the closing as a result of a carryback of NewStar’s losses generated primarily from the sale of assets to GSO, for the two taxable years prior to, and the interim period ending on, the closing of the transaction. Under the terms of the merger agreement, 30% of any such net tax refund will be distributed to the CVR holders promptly upon receipt, with the remainder to be held in escrow. Upon approval from the Congressional Joint Committee on Taxation (JCT), 60% of any net tax refund plus any interest earned on such amount in the escrow account will be distributed to the CVR holders, with the remainder distributed to the CVR holders upon the completion of applicable tax audits or the expiration of applicable statutes of limitations. We currently estimate these refunds to total $1.00 per share if the transaction closes in 2017 or $0.88 per share if the transaction closes in 2018. We expect to be able to file for these refunds by the third quarter of 2018. Actual timing of receipt and disbursement of these tax refunds to CVR holders will depend on the timing of potential IRS audits and JCT approval and other factors not within our control. The amount of tax refunds received will depend, among other things, on the timing of the closing of the merger, which is subject to the satisfaction of numerous conditions, including many beyond our control.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made for the three-month period ending on September 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2017	138,677	$10.80	138,054	$14,056,792
August 1-31, 2017	117,216	10.80	117,216	12,790,628
September 1-30, 2017	46,508	10.81	46,508	12,287,956
Total: Three months ended September 30, 2017	302,401	$10.80	301,778	$12,287,956

(1)

The Company repurchased 1,740,154 shares during the period pursuant to the share repurchase program that we announced on December 9, 2016 (the “Repurchase Program”). Certain of these shares were repurchased on the open market pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)	The Repurchase Program provides for the repurchase of up to $30.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3(a)	Amended and Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007 (File No. 001-33211) and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 (File No. 001-33211) and incorporated herein by reference.

10(a)	Purchase Agreement by and between NewStar Financial, Inc., as Buyer, and Fifth Street Holdings L.P. as Seller, dated as of July 1, 2017.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017 (File No. 001-33211) and incorporated herein by reference.

10(b)

Credit Agreement among Fifth Street CLO Management LLC, as Borrower Bleachers Finance 1 Limited, and the other Lender Parties hereto, as Lenders and Natixis, New York Branch, as Agent, dated September 28, 2015.

Filed herewith.

10(c)	Co-Investment Plan Award Agreement executed April 14, 2016 between NewStar Financial, Inc. and Mark du Four.	Filed herewith.

10(d)	Co-Investment Plan Award Agreement executed April 14, 2016 between NewStar Financial, Inc. and Patrick F. McAuliffe.	Filed herewith.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101

The following materials from the Quarterly Report of NewStar Financial, Inc. on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

NEWSTAR FINANCIAL, INC.

Date: November 3, 2017	By:	/S/ JOHN KIRBY BRAY
John Kirby Bray
Chief Financial Officer